Form 10-K
period 2011-12-31
ZYNGA INC
filed 2012-02-28
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35375

Zynga Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1733483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

699 Eighth Street

San Francisco, CA 94103

(Address of Principal Executive Offices) (Zip Code)

(855) 449-9642

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock, par value $.00000625 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 16, 2011, based upon the closing price of $9.50 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $5.15 billion. Excludes 179,126,854 million shares of the registrant’s common stock held by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant. The registrant has elected to use December 16, 2011 as the calculation date, which was the initial trading date of the registrant’s Class A common stock on the NASDAQ Global Select Market, since on June 30, 2011 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company.

As of February 14, 2012, there were 121,705,489 shares of the registrant’s Class A common stock outstanding, 584,480,339 shares of the registrant’s Class B common stock outstanding and 20,517,472 shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” mean daily active users of our games, “MAUs” mean monthly active users of our games, “MUUs” mean monthly unique users of our games, “ABPU” means average daily bookings per average DAU and “MUPs” mean monthly unique payers of our games. Unless otherwise indicated, these metrics are based on internally-derived measurements across all platforms on which our games are played. For further information about DAUs, MAUs, MUUs, ABPU and MUPs as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “future” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future relationship with Facebook;

•	our corporate strategy and initiatives;

•	launching new games and enhancements to games that are commercially successful;

•	continued growth in demand for virtual goods and in the social games industry;

•	building and sustaining our franchise games;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital;

•	retaining and adding players and increasing the monetization of our player base;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	designing games for mobile and other non-PC devices, and pursuing mobile initiatives generally;

•	our successful growth internationally and in advertising revenue;

•	maintaining, protecting and enhancing our intellectual property;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	successfully acquiring and integrating companies and assets.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or “the Company”) is the world’s leading provider of social game services with 240 million average MAUs, in over 175 countries. We develop, market and operate online social games as live services played over the Internet and on social networking sites and mobile platforms. Our games are accessible to players worldwide, on Facebook, other social networks and mobile platforms wherever and whenever they want. We operate our games as live services and continually enhance them by adding new content and features.

All of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising. We leverage our scale to increase player engagement, cross-promote our portfolio of games, continually enhance existing games, launch new games and build the Zynga brand. We believe our scale results in network effects that deliver compelling value to our players, and we are committed to making significant investments that will further grow our community of players, their engagement and our monetization over time.

We have achieved significant growth in our business in a short period of time. From 2009 to 2011, our revenue increased from $121.5 million to $1.14 billion and our bookings increased from $328.1 million to $1.16 billion. For a discussion of the limitations associated with using bookings rather than the comparable U.S. generally accepted accounting principals (“GAAP”) measure and a reconciliation of this measure to revenue, see the section titled “Selected Consolidated Financial Data—Non-GAAP Financial Measures.”

Our headquarters are located in San Francisco, California. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe. We were originally organized in April 2007 as a California limited liability company under the name Presidio Media LLC, converted to a Delaware corporation in October 2007 and changed our name to Zynga Inc. in November 2010. We completed our initial public offering in December 2011 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.” As of December 31, 2011, we had 2,846 full-time employees.

Our Strategy

Our mission is to connect the world through games. In pursuit of our mission, we encourage entrepreneurship and intelligent risk taking to produce breakthrough innovations, which we call bold beats. The key elements of our strategy are:

•

Make Games Accessible and Fun. We operate our games as live services that are available anytime and anywhere. We design our social games to provide players with easy access to shared experiences that delight, amuse and entertain, and we will continue to update our games on an ongoing basis with fresh content and new features to make them more social and fun for our players.

•

Enhance Existing Franchises. We will continue to enhance our market-leading franchises including CityVille, FarmVille, Words with Friends and Zynga Poker. We regularly update our games after launch to encourage social interactions, add new content and features and improve monetization.

•	Launch New Games. We will continue to invest in building new games to expand the genres of games that we offer, further engage with our existing players and attract new players.

•

Continue Mobile Growth. We believe there is a large opportunity to extend our brand and games to mobile platforms such as Apple iOS and Google Android. We will continue to make our games accessible on a large number of mobile and other Internet-connected devices and invest in developing and acquiring mobile development talent, technologies and content.

•

Continue International Growth. We have seen significant growth in the number of our players in international markets. Our games are available in up to 17 languages. We intend to expand our international audience by making more of our games available in multiple languages, creating more localized game content and partnering with leading international social networking sites and mobile partners.

•

Extend our Technology Leadership Position. Our proprietary technology stack and data analytics are competitive advantages that enhance our ability to create the world’s best social games. We will continue to innovate and optimize our network infrastructure to cost-effectively ensure high performance and high availability for our social games.

•

Increase Monetization of Our Games. We plan to offer increased selection, better merchandising and more payment options to increase the sales of our virtual goods. Our players purchase these virtual goods to extend their play sessions, personalize their game environments, accelerate their progress or send unique gifts to their friends. We will also continue to pursue additional revenue opportunities from advertising, including branded virtual goods and sponsorships.

Our Social Games

We design our social games to provide players with shared experiences that surprise and delight them. Our social games leverage the global connectivity and distribution on Facebook, other social networks and mobile platforms, such as Apple iOS and Google Android. In addition to third-party platforms, we announced Project Z, our own platform that will allow people to find games through friends and friends through games. Project Z is currently under development and will be available through Zynga.com. Our games are free to play, span a number of genres and attract a community of players that is demographically and geographically diverse.

We operate our games as live services and update them with fresh content and new features to make them more social, enhance player engagement and improve monetization. We analyze the data generated by our players’ game play and social interactions to guide the creation of new content and features. We use this ongoing feedback loop to keep our games compelling and enhance the player experience.

Some of our leading games include CityVille, Zynga Poker, FarmVille, CastleVille, FrontierVille, Mafia Wars and Word with Friends. In the first quarter of 2012, we launched several new games, including Hidden Chronicles, Zynga Bingo, Scramble With Friends, Slingo and Dream Heights.

Virtual Goods

Our primary revenue source is the sale of virtual currency that players use to buy in-game virtual goods. Some forms of virtual currency are earned through game play, while other forms can only be acquired for cash or, in some cases, by accepting promotional offers from our advertising partners.

Advertising

Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players. The goal of our engagement-based advertising is to enhance the player experience while delivering real value to advertisers. Our advertising offerings include:

•	Branded Virtual Goods and Sponsorships that integrate advertising within game play;

•	Engagement Ads and Offers in which players can answer certain questions or sign up for third party services to receive virtual currency;

•	Mobile Ads through ad-supported free versions of our mobile games such as Words with Friends; and

•	Display Ads in our online web games that include banner advertisements.

Our Technology Stack

We have invested extensively in developing our proprietary technology stack, which has the ability to handle sudden bursts of activity for millions of players over a short period of time with high levels of performance and reliability, to support the growth of our business. Our proprietary technology stack includes datacenter and cloud computing management, a shared code base, network and cross-promotional features, proprietary data analytics, monetization and internationalization. Our technology stack also supports the growth of our 2D and 3D game engines across the mobile business on both Flash and HTML5 in addition to supporting high-level security and anti-fraud infrastructure. We believe that our technology stack is a competitive advantage and we will continue to innovate and optimize our stack to extend our technology leadership.

Marketing

We acquire most of our players through unpaid channels. We have been able to build a large community of players through the viral and sharing features provided by social networks, the social innovations in our games and the network effects of our games.

We are committed to connecting with our players. We have fan pages, generally on Facebook, for each of our games to connect with our players; and we leverage various other forms of social media, including Twitter, to communicate with them. We periodically host live and online player events. We also use traditional advertising activities, primarily online advertising spending on Facebook.

Addendum with Facebook

To date, we have derived substantially all of our revenue and acquired substantially all of our players through Facebook. We expect to continue to derive a substantial portion of our revenue and to acquire a substantial portion of our players from the Facebook platform for the foreseeable future. We have an addendum with Facebook that modifies Facebook’s standard terms and conditions for game developers as they apply to us and that governs the promotion, distribution and operation of our games through the Facebook platform. This addendum requires the use by us of Facebook Credits as the primary payment method for our games on the Facebook platform and requires Facebook to remit to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. This addendum with Facebook expires in May 2015.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we create includes audio-visual elements, including graphics, music, story lines and interface design.

While most of the intellectual property we use is created by us, we have acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. These licenses typically limit our use of intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We actively seek patent protection covering inventions originating from the company and acquire patents we believe may be useful or relevant to our business. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our games and other intellectual property. We typically own the copyright to the software code to our content, as well as the brand or title name trademark under which our games are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “Zynga,” the names of our games and company taglines, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our games are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in the Internet, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Competition

We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other social game developers on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

We believe we compete favorably on these factors. However, our industry is evolving rapidly and is becoming increasingly competitive. Other developers of social games could develop more compelling content that competes with our social games and adversely affects our ability to attract and retain players and their entertainment time. These competitors, including companies of which we may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly and virally.

Our competitors include:

•

Game Developers for Facebook and Other Social Networks: We face competition from a number of competitors who develop social games for use on Facebook and other social networks. These competitors, some of which have significant financial, technical and other resources, greater name recognition and have longer operating histories, may create similar games to reach our players. Some of these competitors include Crowdstar, Inc., DeNA, Electronic Arts Inc., King.com, The Walt Disney Company, Vostu, Ltd. and wooga GmbH. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We could face additional competition if large companies with significant online presences, such as Amazon.com, Inc., Facebook, Inc., Google Inc., Microsoft Corporation and Tencent Holdings Limited, choose to enter or expand in the social games space or develop competing social games.

•

Game Developers for Mobile: The mobile game sector is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of our competitors in the mobile game market include Apple, Electronic Arts, GREE, DeNA Co. Ltd., Gameloft, Glu Mobile, Rovio Mobile Ltd and Storm8, Inc. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•

Other Game Developers: Our players may also play other games on personal computers and consoles, some of which include social features that compete with our social games and have community functions where game developers can engage with their players. Some of these competitors include Activision Blizzard, Inc., Big Fish Games, Inc., Electronic Arts, SEGA of America, Inc., THQ Inc. and The Walt Disney Company.

•

Other Forms of Media and Entertainment: We compete more broadly for the leisure time and attention of our players with providers of other forms of Internet and mobile entertainment, including social networking, online casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content or streaming video or radio, play interactive video games at home or on their computer or mobile devices rather than play social games, these content services pose a competitive threat.

Research and Development

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. As a result, we expect research and development expenses to increase in absolute dollars for the foreseeable future as we grow our business.

Our research and development expenses were $727.0 million, $149.5 million and $51.0 million in 2011, 2010 and 2009, respectively, which included stock-based compensation of $374.9 million, $10.2 million and $1.8 million, respectively.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ill defined, still evolving and could be interpreted in ways that could harm our business or expose us to liability.

In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our games or restrict or impose additional costs upon the conduct of our business.

Some of our games are based upon traditional casino games, such as poker. We have structured and operate our poker game, Zynga Poker, with the gambling laws in mind and believe that playing Zynga Poker does not constitute gambling. We also sometimes offer our players various types of sweepstakes, giveaways and promotion opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of player data. We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our players’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

ITEM 1A. RISK FACTORS

Our business is subject to many risks. If any of the following risks are realized, our business, operating results, financial condition and the trading price of our Class A common stock could be materially and adversely affected.

Risks Related to Our Business and Industry

If we are unable to maintain a good relationship with Facebook, our business will suffer.

Facebook is the primary distribution, marketing, promotion and payment platform for our games. We generate substantially all of our revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with Facebook would harm our business and adversely affect our operating results.

We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform. We have entered into an addendum to these terms and conditions pursuant to which we have agreed to use Facebook Credits, Facebook’s proprietary payment method, as the primary means of payment within our games played through Facebook. This addendum expires in May 2015.

Our business would be harmed if:

•	Facebook discontinues or limits access to its platform by us and other game developers;

•	Facebook terminates or does not renew our addendum;

•

Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or shared by users;

•	Facebook establishes more favorable relationships with one or more of our competitors; or

•	Facebook develops its own competitive offerings.

We have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective. In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, in 2010 Facebook adopted a policy requiring applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users. As a result of this change, which we completed in April 2011, Facebook receives a greater share of payments made by our players than it did when other payment options were allowed. Future bookings and revenue may be negatively impacted if our current game card program is not extended beyond April 30, 2012. Our contract with Facebook allows us to continue to distribute our game cards until April 30, 2012. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. Any such changes in the future could significantly alter how players experience our games or interact within our games, which may harm our business.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Social games, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	continued worldwide growth in the adoption and use of Facebook and other social networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for game development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential players. New and different types of entertainment may increase in popularity at the expense of social games. A decline in the popularity of social games in general, or our games in particular would harm our business and prospects.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

We began operations in April 2007, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for virtual goods.

We rely on a small portion of our total players for nearly all of our revenue.

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended December 31, 2011, we had approximately 2.9 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available). We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

We expect our bookings and revenue growth rate to decline and anticipate operating margins may decline in the future.

From 2010 to 2011, our revenue grew from $597.5 million to $1.14 billion, which represents an annual growth rate of approximately 91%. We expect that as our bookings and revenue increases the growth rate in bookings and revenue will decline. We believe our operating margin will also experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business in addition to increased stock-based compensation expense associated with vested restricted stock units, or ZSUs, which we had not recognized prior to the initial public offering. We also expect to continue to expend substantial financial and other resources on game development, international expansion and our network infrastructure.

A small number of games have generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive landscape;

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that are fun, interesting and compelling to play;

•	effectively market new games and enhancements to our existing players and new players;

•	minimize launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new genres or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, reputation and financial results will be harmed.

If our top games do not maintain their popularity, our results of operations could be harmed.

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

Any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue. In particular, a meaningful portion of our game traffic is hosted by Amazon Web Services (“AWS”). In the fourth quarter of 2011, AWS hosted approximately one-third of our game traffic. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of a few of our significant games, including FarmVille and CityVille, was interrupted for several hours in April 2011 due to a network outage. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. We have experienced and will continue to experience hacking attacks. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2011, approximately 54% of our employees had been with us for less than one year and approximately 84% for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new games and enhance existing games could suffer.

To effectively manage the growth of our business and operations, we will need to continue spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;

•	enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other;

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations; and

•	appropriately documenting our information technology systems and our business processes.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these enhancements and improvements effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to public reporting companies will be impaired. In addition, if our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

Our growth prospects will suffer if we are unable to continue to develop successful games for mobile platforms.

Developing games for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile games, and we cannot guarantee that we will continue to develop such games that appeal to players or advertisers. The uncertainties we face include:

•	we have relatively limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;

•	we may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for; and

•	we will need to move beyond payment methods provided by social networks and successfully allow for a variety of payment methods and systems based on the mobile platform, geographies and other factors.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop commercially viable games for mobile. If we do not succeed in doing so, our growth prospects will suffer.

Our core values of focusing on our players first and acting for the long term may conflict with the short-term interests of our business.

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stakeholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit our players, even if our decision negatively impacts our operating results in the short term. For example, in late 2009 and in 2010 we reduced in-game advertising offers in order to improve player experience. This decrease in in-game offers led to a reduction of advertising revenue in 2010 as compared to 2009. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our founder and Chief Executive Officer, even temporarily, or any other member of senior management would harm our business.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to grow rapidly, and we develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, there may also be disparities of wealth between those of our employees whom we hired prior to our initial public offering in December 2011 and those who joined us after we became a public company, which may harm our culture and relations among employees.

An increasing number of individuals are utilizing devices other than personal computers to access the Internet, and versions of our games developed for these devices might not gain widespread adoption, or may not function as intended.

The number of individuals who access the Internet through devices other than a personal computer, such as smartphones, tablets, televisions and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. The generally lower processing speed, power, functionality and memory associated with these devices make playing our games through such devices more difficult; and the versions of our games developed for these devices may not be compelling to players. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result. We have limited experience in developing and optimizing versions of our games for players on alternative devices and platforms. To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business will suffer.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with significant market share in those markets and with a better understanding of player preferences;

•	protecting and enforcing our intellectual property rights;

•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects us from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws including without limitation, compliance with the Foreign Corrupt Practices Act;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally;

•	export or import regulations; and

•	trade and tariff restrictions.

Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business.

Competition within the broader entertainment industry is intense and our existing and potential players may be attracted to competing forms of entertainment such as offline and traditional online games, television, movies and sports, as well as other entertainment options on the Internet.

Our players face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console games, television, movies, sports and the Internet, are much larger and more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our players. If we are unable to sustain sufficient interest in our games in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

There are low barriers to entry in the social game industry, and competition is intense.

The social game industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include publicly-traded companies such as Electronic Arts Inc. and The Walt Disney Company and privately-held companies such as Crowdstar, Inc., Vostu, Ltd. and wooga GmbH. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Amazon.com, Facebook, Google Inc., Microsoft Corporation and Yahoo! Inc., may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing games for those platforms, we will face significant competition from established companies, including Electronic Arts Inc., DeNA Co. Ltd., Gameloft SA, Glu Mobile Inc. and Rovio Mobile Ltd. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

The value of our virtual goods is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.

Paying players purchase virtual goods in our games because of the perceived value of these goods which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted by an increase in the availability of free or discounted Facebook Credits or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

Some of our players may make sales and/or purchases of virtual goods used in our games through unauthorized third-party websites, which may impede our revenue growth.

Some of our players may make sales and/or purchases of our virtual goods, such as Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized transactions are usually arranged on third-party websites. We do not generate any revenue from these transactions. Accordingly, these unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;

•	downward pressure on the prices we charge players for our virtual currency and virtual goods;

•	lost revenue from paying players who stop playing a particular game;

•	costs we incur to develop technological measures to curtail unauthorized transactions;

•	legal claims relating to the diminution of value of our virtual goods; and

•	increased customer support costs to respond to dissatisfied players.

To discourage unauthorized purchases and sales of our virtual goods, we have stated in our terms of service that the buying or selling of virtual currency and virtual goods from unauthorized third-party sellers may result in bans from our games and/or legal action. We have banned players as a result of such activities. We have also developed technological measures to help detect unauthorized transactions. If we decide to implement further restrictions on players’ ability to transfer virtual goods, we may lose players, which could harm our financial condition and results of operations.

The proliferation of “cheating” programs and scam offers that seek to exploit our games and players affects the game-playing experience and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit our games, play them in an automated way or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly and may disrupt the virtual economy of our games. In addition, unrelated third parties attempt to scam our players with fake offers for virtual goods. We devote significant resources to discover and disable these programs and activities, and if we are unable to do so quickly our operations may be disrupted, our reputation damaged and players may stop playing our games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to dissatisfied players.

Our quarterly operating results are volatile and difficult to predict.

Our bookings, revenue, traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysis or investors because of a variety of factors, some of which are outside of our control. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Performance.”

In particular, we recognize revenue from sale of our virtual goods in accordance with GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods, the amount of revenue that we recognize in any particular period may fluctuate significantly. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

Given our short operating history and the rapidly evolving social game industry, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including DAUs, MAUs, MUUs and ABPU may not be indicative of our financial performance.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”), was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

We are, and may in the future be, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.

From time to time, we have faced, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game, pay royalties or significant settlement costs, purchase licenses or modify our games and features while we develop substitutes.

In addition, we use open source software in our games and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games, any of which would have a negative effect on our business and operating results.

Although we do not believe that the final outcome of litigation and claims that we currently face will have a material adverse effect on our business, our expectations may not prove to be correct. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, operating results, financial condition, reputation or the market price of our Class A common stock.

Programming errors or flaws in our games could harm our reputation or decrease market acceptance of our games, which would harm our operating results.

Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. We believe that if our players have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential players. Undetected programming errors, game defects and data corruption can disrupt our operations, adversely affect the game experience of our players by allowing players to gain unfair advantage, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our operating results.

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing our current games to our players, or require us to modify our games, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We began operations in 2007 and have grown rapidly. While our administrative systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our players choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our games and features, possibly in a material manner, and may limit our ability to develop new games and features that make use of the data that our players voluntarily share with us.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as players, vendors or developers, violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business.

In the area of information security and data protection, many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. See the discussion included in the section titled “Business — Government Regulation.”

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business.

Companies and governmental agencies may restrict access to Facebook, our website or the Internet generally, which could lead to the loss or slower growth of our player base.

Our players need to access the Internet and in particular Facebook and our website to play our games. Companies and governmental agencies, could block access to Facebook, our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, our website or other social platforms. For example, the government of the People’s Republic of China has blocked access to Facebook in China. If companies or governmental entities block or limit access to Facebook or our website or otherwise adopt policies restricting players from playing our games our business could be negatively impacted and could lead to the loss or slower growth of our player base.

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired businesses, personnel and technologies in the past and we intend to continue to pursue acquisitions that are complementary to our existing business and expand our employee base and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Since we expect the social game industry to consolidate in the future, we may face significant competition in executing our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities and unanticipated, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses.

Failure in our pursuit or execution of new business initiatives could have a material adverse impact on our business.

Our growth strategy includes evaluating, considering and executing new business initiatives. Executing on new businesses initiatives can be a difficult task. Although management attempts to evaluate the risks inherent in a particular new initiative, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events will not alter the risks that we perceive at the time we decide to pursue any new business initiative. New initiatives may also divert our management’s attention from other business issues and opportunities. Any negative events or results that may arise as we pursue new business initiatives may adversely affect our reputation, business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates will affect our financial results, which we report in U.S. dollars.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from players who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

A change in the application of the tax laws of various jurisdictions could result in an increase to our worldwide effective tax rate and a change in how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to provide us worldwide tax efficiencies. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

Our principal offices and network operations centers are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired.

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and Chief Executive Officer and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. The holders of Class B common stock and Class C common stock, including our founder and Chief Executive Officer, Mark Pincus, and our other executive officers, employees and directors and their affiliates, collectively hold approximately 97.8% of the voting power of our outstanding capital stock. Mr. Pincus beneficially owns approximately 36.0% of the total voting power of our outstanding capital stock. As a result, Mr. Pincus and the other holders of our Class B common stock will continue to have significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future.

Future transfers or sales by holders of Class B common stock or Class C common stock will result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those stockholders who retain their existing shares of Class B or Class C common stock. In addition, as shares of Class B common stock are transferred or sold and converted to Class A common stock, the sole holder of Class C common stock, Mr. Pincus, will have greater relative voting control to the extent he retains his existing shares of Class C common stock, and as a result he could in the future control a majority of our total voting power. Mr. Pincus is entitled to vote his shares in his own interests and may do so.

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our board of directors or current management and limit the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in our board of directors or management. Our certificate of incorporation and bylaws include provisions that:

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	prohibit cumulative voting in the election of directors; and

•	reflect three classes of common stock, as discussed above.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our Class A common stock were sold in our initial public offering in December 2011 at a price of $10.00 per share, our stock price has ranged from $7.97 to $14.35, through February 22, 2012. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	the expiration of contractual lock-up agreements;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•

fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our Class A, Class B and Class C common stock that are issued and outstanding;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

Our Class A common stock price may be volatile due to third-party data regarding our games.

Third parties, such as AppData, publish daily data about us and other social game companies with respect to DAUs and MAUs and other information concerning social game usage, in particular on Facebook. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual goods. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock, to some extent, depends on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.

We have a small public float relative to the total number of shares of our Class A, Class B and Class C common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers.

Upon completion of the release of the underwriters’ lockup from our initial public offering, currently scheduled to expire on May 28, 2012, approximately 687.9 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended. In addition, the holders of 363,241,145 shares of Class B common stock, or 50.34% of our total outstanding common stock, based on shares outstanding as of December 31, 2011, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, investor confidence in the accuracy of our financial reports may be impacted or the market price of our Class A common stock could be negatively impacted.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

We also expect that being a public company, subject to these rules and regulations, will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 556,000 square feet of office space for our corporate headquarters in San Francisco, California under leases that expire between 2012 and 2018. These facilities currently accommodate our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in Carlsbad, California; Los Angeles, California; Mountain View, California; Timonium, Maryland; Cambridge, Massachusetts; New York, New York; Syracuse, New York; Portland, Oregon; Allan, Texas; Austin, Texas; McKinney, Texas; and Seattle, Washington. We lease office and data center space in California and Virginia. We lease offices for our foreign operations in: Toronto, Canada; Beijing, China; Bielefeld-Sennestadt, Germany; Frankfurt, Germany; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Luxembourg City, Luxembourg; and Farnham, United Kingdom. These additional domestic and international facilities total approximately 456,000 square feet.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see Note 11 —“Commitments and Contingencies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “ZNGA” since December 16, 2011. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the NASDAQ Global Select Market.

	High	Low
Fourth Quarter 2011 (from December 16, 2011)	$11.50	$8.75

Our Class B common stock and Class C common stock is not listed nor traded on any stock exchange.

Holders of Record

As of December 31, 2011, there were approximately 109 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $9.41 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2011, there were approximately 1,461 stockholders of record of our Class B common stock, and Mr. Pincus, our Chief Executive Officer, remains the only holder of Class C common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

(a)	From January 1, 2011 to December 31, 2011, options to purchase 8,729,468 shares have been exercised by our employees, directors, consultants and former employees for cash consideration in the aggregate amount of $98,974,947. From January 1, 2011 to December 31, 2011, we granted restricted stock units for 66,907,000 shares to our employees and directors.

(b)	Issuances of Capital Stock

1)	On February 18, 2011, we issued 34,927,368 shares of our Series C preferred stock, par value $0.00000625, to accredited investors at a price per share of $14.029115 for an aggregate purchase price of $490,000,062.

2)	From January 1, 2011 to December 31, 2011, we issued an aggregate of 2,605,327 shares of our Series Z preferred stock, par value $0.00000625, as consideration to certain investors in connection with acquisitions.

The offers, sales and issuances of the securities described in paragraph (a) above were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or because they did not involve a sales of securities. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

The offers, sales, and issuances of the securities described in paragraph (b) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On December 15, 2011, our registration statement on Form S-1 (File No. 333-175298) was declared effective for our initial public offering pursuant to which we sold 100,000,000 shares of Class A common stock at a public offering price of $10.00 per share for an aggregate offering price of $1.0 billion. Morgan Stanley & Co. LLC and Goldman, Sachs & Co. acted as joint bookrunning managers and representatives of the underwriters for the offering, BofA Merrill Lynch, Barclays Capital Inc. and J.P. Morgan Securities LLC acted as additional joint bookrunning managers and Allen & Company LLC acted as senior co-manager for the offering.

As a result of our initial public offering, we received net proceeds of $961.4 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

We intend to use the net proceeds to us from the initial public offering for general corporate purposes, including working capital, game development, marketing activities and capital expenditures. In addition, we may use a portion of the proceeds from the initial public offering for acquisitions of or investments in complementary businesses, technologies or other assets. We also intend to contribute a portion of the net proceeds to charitable causes through Zynga.org, our philanthropic initiative. As of February 29, 2012, the net offering proceeds have been invested in money market funds, debt instruments of the U.S. government and its agencies and high credit quality corporate issuers. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 15, 2011.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Zynga Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares, for the 15 day period ended December 31, 2011, the cumulative total stockholder return for Zynga’s Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”), the NASDAQ 100 Index and the NASDAQ Internet Index. The measurement points in the graph below are December 16, 2011 (the first trading day of our Class A common stock on the NASDAQ Global Select Market) and the last trading day of the fiscal year ended December 31, 2011. The graph assumes that $100 was invested on December 16, 2011 in the Class A common stock of Zynga Inc., the S&P 500 Index, the NASDAQ 100 Index and the NASDAQ Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 as well as the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the period from inception (April 19, 2007) to December 31, 2007 and for the 12 months ended December 31, 2008, as well as the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,				Period from Inception (April 19, 2007) to December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share, users and ABPU data)
Consolidated Statements of Operations Data:
Revenue	$1,140,100	$597,459	$121,467	$19,410	$693
Costs and expenses:
Cost of revenue	330,043	176,052	56,707	10,017	189
Research and development	727,018	149,519	51,029	12,160	869
Sales and marketing	234,199	114,165	42,266	10,982	231
General and administrative	254,456	32,251	24,243	8,834	277

Total costs and expenses	1,545,716	471,987	174,245	41,993	1,566
Income (loss) from operations	(405,616)	125,472	(52,778)	(22,583)	(873)
Interest income	1,680	1,222	177	319	22
Other income (expense), net	(2,206)	365	(209)	187	8

Income (loss) before income taxes	(406,142)	127,059	(52,810)	(22,077)	(843)
(Provision for) / benefit from income taxes	1,826	(36,464)	(12)	(38)	(3)

Net income (loss)	$(404,316)	$90,595	$(52,822)	$(22,115)	$(846)

Deemed dividend to a Series B-2 convertible preferred stockholder	—	4,590	—	—	—
Net income attributable to participating securities	—	58,110	—	—	—

Net income (loss) attributable to common stockholders	$(404,316)	$27,895	$(52,822)	$(22,115)	$(846)

Net income (loss) per share attributable to common stockholders:
Basic	$(1.40)	$0.12	$(0.31)	$(0.18)	$(0.06)

Diluted	$(1.40)	$0.11	$(0.31)	$(0.18)	$(0.06)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	288,599	223,881	171,751	119,990	14,255

Diluted	288,599	329,256	171,751	119,990	14,255

Other Financial and Operational Data:
Bookings(1)	$1,155,509	$838,896	$328,070	$35,948	$1,351
Adjusted EBITDA(2)	$303,274	$392,738	$168,187	$4,549	$(185)
Average DAUs (in millions)(3)	57	56	41	NA	NA
Average MAUs (in millions)(4)	233	217	153	NA	NA
Average MUUs (in millions)(5)	151	116	86	NA	NA
ABPU(6)	$0.055	$0.041	$0.035	NA	NA

NA means data is not available.

(1)	See the section titled “Non-GAAP Financial Measures” below for how we define and calculate bookings, a reconciliation between bookings and revenue, the most directly comparable GAAP financial measure and a discussion about the limitations of bookings and adjusted EBITDA.

(2)	See the section titled “Non-GAAP Financial Measures” below for how we define and calculate adjusted EBITDA, a reconciliation between adjusted EBITDA and net income (loss), the most directly comparable GAAP financial measure and a discussion about the limitations of bookings and adjusted EBITDA.
(3)	DAUs is the number of individuals who played one of our games during a particular day, as recorded by our internal analytics systems. Average DAUs is the average of the DAUs for each day during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—DAUs” for more information on how we define and calculate DAUs. This reflects 2009 data commencing on July 1, 2009.
(4)	MAUs is the number of individuals who played a particular game during a 30-day-period, as recorded by our internal analytics systems. Average MAUs is the average of the MAUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MAUs” for more information on how we define and calculate MAUs. This reflects 2009 data commencing on July 1, 2009.
(5)	MUUs is the number of unique individuals who played any of our games on a particular platform during a 30-day period, as recorded by our internal analytics systems. Average MUUs is the average of the MUUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MUUs” for more information on how we define and calculate MUUs. This reflects 2009 data commencing on July 1, 2009.
(6)	ABPU is defined as (i) our total bookings in a given period, divided by (ii) the number of days in that period, divided by (iii) the average DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—ABPU” for more information on how we define and calculate ABPU. This reflects 2009 data commencing on July 1, 2009.

Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,				Period from Inception (April 29, 2007) to December 31, 2007
	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$17,660	$2,128	$443	$22	$—
Research and development	374,920	10,242	1,817	226	17
Sales and marketing	81,326	7,899	518	381	—
General and administrative	126,306	5,425	1,212	60	3

Total stock-based compensation	$600,212	$25,694	$3,990	$689	$20

	Year Ended December 31,				Period from Inception (April 19, 2007) to December 31, 2007
	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,917,606	$738,090	$199,958	$35,558	$5,731
Property and equipment, net	246,740	74,959	34,827	4,052	267
Working capital	1,355,224	385,564	(12,496)	8,378	4,719
Total assets	2,516,646	1,112,572	258,848	45,367	6,016
Deferred revenue	480,645	465,236	223,799	17,196	658
Total stockholders’ equity (deficit)	1,749,539	482,215	(21,478)	12,995	4,756

Non-GAAP Financial Measures

Bookings

To provide investors with additional information about our financial results, we disclose within this Annual Report on Form 10-K, bookings, a non-GAAP financial measure. We have provided below a reconciliation between bookings and revenue, the most directly comparable GAAP financial measure.

Bookings is a non-GAAP financial measure and is equal to revenue recognized in the period plus the change in deferred revenue during the period. For additional discussion of the estimated average life of virtual goods, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition.”

We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following table is a reconciliation of revenue to bookings for each of the periods presented:

	Year Ended December 31,				Period from Inception (April 19, 2007) to December 31, 2007
	2011	2010	2009	2008
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$1,140,100	$597,459	$121,467	$19,410	$693
Change in deferred revenue	15,409	241,437	206,603	16,538	658

Bookings	$1,155,509	$838,896	$328,070	$35,948	$1,351

In July 2010, we began migrating to Facebook Credits as the primary payment method for our games played through Facebook, and by April 2011, we had completed this migration. Facebook remits to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. We record bookings and recognize revenue net of amounts retained by Facebook. Prior to the adoption of Facebook Credits, we recorded a majority of our online game revenue at the gross price charged to the customer.

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided below a reconciliation between adjusted EBITDA and net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure we use to evaluate our operating performance, generate future operating plans, and make strategic decisions for the allocation of capital. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,				Period from Inception (April 19, 2007) to December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(404,316)	$90,595	$(52,822)	$(22,115)	$(846)
(Provision for) / benefit from income taxes	(1,826)	36,464	12	38	3
Other income (expense), net	2,206	(365)	209	(187)	(8)
Interest income	(1,680)	(1,222)	(177)	(319)	(22)
Gain (loss) from legal settlements	(2,145)	(39,346)	—	7,000	—
Depreciation and amortization	95,414	39,481	10,372	2,905	10
Stock-based compensation	600,212	25,694	3,990	689	20
Change in deferred revenue	15,409	241,437	206,603	16,538	658

Adjusted EBITDA	$303,274	$392,738	$168,187	$4,549	$(185)

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based compensation expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and certain advertising transactions revenue over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA does not include other income and expense, which includes foreign exchange gains and losses;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include gains and losses associated with legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings and adjusted EBITDA alongside other financial performance measures, including revenue, net income (loss) and our financial results presented in accordance with GAAP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are the world’s leading provider of social game services with 240 million average MAUs in over 175 countries. We have launched the most successful social games in the industry in each of the last three years and generated over $1.85 billion in cumulative revenue and over $2.35 billion in cumulative bookings since our inception in 2007. Our games are accessible on Facebook, other social networks and mobile platforms to players worldwide, wherever and whenever they want. All of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising.

We are a pioneer and innovator of social games and a leader in making play a core activity on the Internet. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Highlights in our history include:

•

In April 2007, we began operations and by the end of 2008 had launched several games, including Zynga Poker in July 2007 and Mafia Wars in June 2008 on multiple platforms, including Facebook and Myspace. In addition, in June 2008, we acquired the YoVille game in order to expand our game portfolio. As of December 31, 2008, we had 157 employees.

•

In June 2009, we launched FarmVille, which quickly became the most popular social game on Facebook. In the second half of 2009, we launched several other games, including Café World in September 2009. In the fourth quarter of 2009, we achieved $144.6 million in bookings. As of December 31, 2009, we had 576 employees.

•

In 2010, we saw continued growth from existing games and new game launches. We launched FrontierVille in June 2010 and CityVille in December 2010. During 2010, in order to enhance our product portfolio and game development capabilities around the world, we acquired several companies, including Newtoy, Inc., the creator of the mobile game Words with Friends. In the fourth quarter of 2010, we achieved $243.5 million in bookings. As of December 31, 2010, we had 1,483 employees.

•

In 2010, we entered into an addendum with Facebook that modified Facebook’s standard terms and conditions for game developers as they apply to us and that govern the promotion, distribution and operation of our games on Facebook. In July 2010, we began migrating to Facebook Credits, and by April 2011, we had migrated all of our games on Facebook to Facebook Credits.

•	In the first quarter of 2011, we released FarmVille English Countryside, an expansion of FarmVille. We also launched Words with Friends on the Google Android platform in the first quarter.

•	In the second quarter of 2011, we launched Empires & Allies, our first strategy combat game, and Hanging with Friends, a mobile game that was developed in our Zynga with Friends studio.

•

In the third quarter of 2011, we launched Indiana JonesTM Adventure World and released Words with Friends on Facebook and achieved $287.7 million in bookings. As of September 30, 2011, we had 2,789 employees.

•	In the fourth quarter of 2011, we launched CastleVille and achieved $306.5 million in bookings. As of December 31, 2011, we had 2,846 employees.

In 2011, our revenue and bookings were $1.14 billion and $1.16 billion, respectively, which represented increases from 2010 of $542.6 million and $316.6 million, respectively. Consistent with our free-to-play business model, compared to all players who play our games in any period, only a small portion are payers. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players as our business grows.

The games that constitute our top three games vary over time but historically the top three revenue-generating games in any period contributed the majority of our revenue. Our top three games accounted for 57%, 78% and 83% of our online game revenue in 2011, 2010 and 2009, respectively. The reduction in percentage of online game revenue related to our top three games occurred throughout these periods as new games were launched and we recognized revenue from these games.

We made significant investments in 2011 to drive long-term growth. We continue to invest in game development, creating both new games and new features and content in existing games designed to engage our players. We are also investing in other key areas of our business, including international market development, mobile games and our technology infrastructure. In 2012, we expect to make capital expenditures of up to $160 million as we invest in network infrastructure to support our expected growth and to continue to improve the player experience.

How We Generate Revenue

We operate our games as live services that allow players to play for free. We generate revenue primarily from the in-game sale of virtual goods and advertising.

Online Game. We provide our players with the opportunity to purchase virtual goods that enhance their game-playing experience. We believe players choose to pay for virtual goods for the same reasons they are willing to pay for other forms of entertainment. They enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual goods when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual goods.

In May 2010, we entered into an addendum to Facebook’s standard terms and conditions requiring us to transition our payment method to Facebook Credits, Facebook’s proprietary payment method, as the primary means of payment within our games played through Facebook. We began migrating to Facebook Credits in July 2010, and in April 2011, we completed this migration. Under this addendum, Facebook remits to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. We recognize revenue net of amounts retained by Facebook. Prior to this addendum, we used third-party payment processors and paid these processors service fees ranging from 2% to 10% of the purchase price of our virtual goods which were recorded in cost of revenue. Players can purchase Facebook Credits from Facebook, directly through our games or through game cards purchased from retailers and distributors.

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including credit cards, PayPal, Apple iTunes accounts and direct wires. Players can purchase game cards from retailers and distributors for use on these platforms.

Advertising. Advertising revenue primarily includes branded virtual goods and sponsorships, engagement ads and offers, mobile ads and display ads. We generally report our advertising revenue net of amounts due to advertising agencies and brokers.

Revenue growth will depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of virtual goods and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period in addition to the change in deferred revenue during the period. Bookings, as opposed to revenue, is the fundamental top-line metric we use to manage our business, as we believe it is a better indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for (provision for) / benefit from income taxes; other income (expense), net; interest income; gain (loss) from legal settlements; depreciation and amortization; stock-based compensation and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. For a reconciliation of net income (loss) to adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” Included in Item 6. Selected Consolidated Financial Data of this Annual Report on Form 10-K.

Key Operating Metrics

We manage our business by tracking several operating metrics: “DAUs,” which measures daily active users of our games, “MAUs,” which measures monthly active users of our games, “MUUs,” which measures monthly unique users of our games, “MUPs,” which measure monthly unique payers in our games, and “ABPU,” which measures our average daily bookings per average DAU, each of which is recorded by our internal analytics systems.

DAUs. We define DAUs as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period. We use DAU as a measure of audience engagement.

MAUs. We define MAUs as the number of individuals who played a particular game in the 30-day period ending with the measurement date. Under this metric, an individual who plays two different games in the same 30-day period is counted as two MAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks in a 30-day period would be counted as two MAUs. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. We use MAU as a measure of total game audience size.

MUUs. We define MUUs as the number of unique individuals who played any of our games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of our games in a given 30-day period would be counted as a single MUU. However, because we cannot always distinguish unique individuals playing across multiple platforms, an individual who plays any of our games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two MUUs in the event that we do not have data that allows us to de-duplicate the player. Because many of our players play more than one game in a given 30-day period, MUUs are always lower than MAUs in any given time period. Average MUUs for a particular period is the average of the MUUs at each month-end during that period. We use MUU as a measure of total audience reach across our network of games.

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including mobile payers. MUPs does not include payers who use certain smaller web-based payment methods for which we cannot quantify the number of unique payers. If a player made a payment in our games on two separate platforms (e.g. Facebook and Google+) in a period, the player would be counted as two unique payers in that period. Monthly unique payers are presented as a quarterly average of the three months in the applicable quarter.

Average Bookings per User (ABPU). We define ABPU as (i) our total bookings in a given period, divided by (ii) the number of days in that period, divided by, (iii) the average DAUs during the period. We believe that ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as our management and board of directors. We use ABPU as a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Our business model for social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable the games and our business becomes. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual goods are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual goods. Accordingly, we primarily focus on bookings, DAUs and ABPU, which together we believe best reflect the economic value of all of our players.

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(users in millions)
Average DAUs	54	54	59	62	48	49	60	67
Average MAUs	240	227	228	236	195	203	234	236
Average MUUs	153	152	151	146	111	110	119	124
Average MUPs (in thousands)	2,901	2,568	N/A	N/A	N/A	N/A	N/A	N/A
ABPU	$0.061	$0.058	$0.051	$0.051	$0.055	$0.049	$0.036	$0.030

N/A means data is not available.

Our user metrics are impacted by several factors that cause them to fluctuate on a quarterly basis. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform, which we believe contributed to a decline in our number of players throughout 2010. In addition, beginning with the third quarter of 2010, our bookings and revenue growth rates were negatively impacted due to our adoption of Facebook Credits as the primary payment method on Facebook. We account for Facebook Credits net of amounts retained by Facebook. Our DAUs, MAUs and MUUs all increased in the three months ended March 31, 2011, primarily due to the launch of CityVille in December 2010, the addition of new content to existing games and the launch of several mobile initiatives. In the third and fourth quarters of 2011, DAUs declined compared to the first two quarters of the year, mainly due to a decline in players of our more mature games. However, during that six-month same period we saw an increase in MAUs and ABPU as we continued to expand our reach as a result of new game launches and improve our monetization as a result of both new game launches and increased bookings from advertising. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms.

Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term. For instance, revenue has grown every quarter since our inception, including in quarters where DAU, MAU and MUU did not grow.

Other Metrics

Although certain mobile payer data for the third and fourth quarters of 2011 became available to us in the fourth quarter of 2011, the table below shows quarterly unique payers excluding mobile payers in all periods presented in order to present a payer metric that excludes mobile payer data for all periods. The following table presents certain bookings and estimated quarterly unique payer data for the last eight quarters:

	For the Three Months Ended:
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands, except per unique payer data)
Bookings	$306,507	$287,661	$274,743	$286,598	$243,499	$222,383	$194,696	$178,318
Unique payer bookings (1)	$257,730	$247,800	$233,898	$254,002	$214,893	$197,140	$176,427	$164,374
Quarterly unique payers (2)	3,499	3,407	3,336	3,676	3,027	2,754	2,577	2,330
Unique payer bookings per quarterly unique payer (3)	$73	$73	$70	$69	$71	$72	$68	$71

(1)	Quarterly unique payer bookings represents the amount of bookings that we received through payment methods for which we can quantify the number of unique payers and excludes mobile payers for all periods presented. Also excluded are bookings from advertising, and certain smaller web-based payment methods.
(2)	Quarterly unique payers represents the aggregate number of unique players who made a payment at least once during the quarter through a payment method for which we can quantify the number of unique payers. It does not include payers who use mobile platforms and payers who use certain smaller web-based payment methods. If a player made a payment in our games on two separate platforms (e.g. Facebook and Google+) in a period, the player would be counted as two unique payers in that period.
(3)	Unique payer bookings per unique payer is calculated by dividing unique payer bookings by quarterly unique payers.

Factors Affecting Our Performance

Launch of new games and release of enhancements. Our bookings and revenue growth have been driven by the launch of new games and the release of fresh content and new features in existing games. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings growth to be correlated to the success of our new games and our success in releasing engaging content and features.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. In addition, international players have historically lagged the monetization that we achieve for U.S. players, and the percentage of paying international players may increase or decrease based on a number of factors, including growth in overall international players, localization of content and the availability of payment options.

Changes in Facebook or other platforms. Facebook is the primary distribution, marketing, promotion and payment platform for our social games. We generate substantially all of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Facebook and other platforms have broad discretion to change their platforms, terms of service and other policies with respect to us or other developers, and those changes may be unfavorable to us. The table below presents the estimated percentages of our quarterly bookings and revenue generated through the Facebook platform. We have had to estimate this information because certain payment methods used do not allow us to determine the platform used.

	For the Three Months Ended:
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
Bookings	93%	94%	93%	93%	93%	91%	93%	94%
Revenue	94%	93%	93%	93%	94%	91%	93%	94%

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must invest a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Investment in technology stack. By the fourth quarter of 2011, we hosted a significant portion of our game traffic on our own network infrastructure. We will continue to invest in our network infrastructure, with the goal of reducing our reliance on third-party web hosting services and moving towards the use of self-operated data centers. Under this approach, we host data and traffic for our games on servers located in the data centers which we lease, build and operate. Investment in our network infrastructure will require capital expenditures for equipment. We believe that over the long term this investment will produce further operating leverage by reducing our game operation costs and will enhance our games and player experience. However, as we continue to grow, the capital investment necessary to build our infrastructure will be significant and will require that we successfully migrate our games to ensure the best customer service for our players.

Player acquisition costs. Although we acquire most of our players through unpaid channels, we also utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results.

New market development. We are investing in new distribution channels such as mobile and other platforms, including other social networks and in international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. We have also invested resources in integrating and operating some of our games on additional platforms, including Google+, mixi, and Tencent. As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Stock-based Compensation Expense Related to Outstanding ZSUs. Prior to our initial public offering, we granted restricted stock units, or ZSUs, to our employees that generally vest upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied following the Company’s initial public offering. Because the liquidity event condition was not met until our initial public offering, in prior periods, we had not recorded any expense relating to our ZSUs. In the fourth quarter of 2011, after the initial public offering, we recognized $510 million of stock-based compensation expense related to ZSUs. This expense is in addition to the stock-based compensation expense we will recognize related to outstanding equity awards other than ZSUs as well as expenses related to ZSUs or other equity awards that are granted following the initial public offering.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of web hosting and data center costs related to operating our games, including: depreciation and amortization; consulting costs primarily related to third-party provisioning of customer support services; payment processing fees; and salaries, benefits and stock-based compensation for our customer support and infrastructure teams. Our infrastructure team includes our network operations and payment platform teams. Credit card processing fees, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. We expect cost of revenue to increase for the foreseeable future as we expand our data center capacity and headcount associated with player support.

Research and development. Our research and development expenses consist primarily of salaries, benefits and stock-based compensation for our engineers and developers. In addition, research and development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. As a result, we expect research and development expenses to increase in absolute dollars for the foreseeable future as we grow our business.

Sales and marketing. Our sales and marketing expenses consist primarily of player acquisition costs, which are advertisements designed to drive players into our games, salaries, benefits and stock-based compensation for our sales and marketing employees and fees paid to consultants. In addition, sales and marketing expenses include general marketing, branding, advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest in sales and marketing to grow our player base and continue building brand awareness. As a result, we expect sales and marketing expenses to increase in absolute dollars for the foreseeable future as we grow our business.

General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, charitable donations and facilities and other supporting overhead costs not allocated to other departments. General and administrative expenses also include gains and losses associated with legal settlements. We expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future as we continue to grow our business and incur additional expenses associated with being a publicly-traded company.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods.

	For The Year Ended December 31,
	2011	2010	2009
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	29	29	47
Research and development	64	25	42
Sales and marketing	21	19	35
General and administrative	22	6	19

Total costs and expenses	136	79	143
Income (loss) from operations	(36)	21	(43)
Interest income	—	—	—
Other income (expense), net	—	—	—

Income (loss) before income taxes	(36)	21	(43)
(Provision for) / benefit from income taxes	1	(6)	—

Net income (loss)	(35)%	15%	(43)%

Revenue

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
Revenue by type:
Online game	$1,065,648	$574,632	$85,748	85%	570%
Advertising	74,452	22,827	35,719	226%	(36)%

Total	$1,140,100	$597,459	$121,467	91%	392%

2011 Compared to 2010. Total revenue increased $542.6 million in 2011, as a result of growth in both online game and advertising revenue. Bookings increased by $316.6 million from 2010 to 2011. ABPU increased from $0.041 to $0.055, reflecting improved overall monetization of our players, while DAUs increased from 56 million to 57 million. Despite the increase in revenue the adoption of Facebook Credits as our primary in-game payment method beginning in the third quarter of 2010 negatively impacted online game revenue in 2011 due to the fact that we record revenue net of amounts retained by Facebook.

Online game revenue increased $491.0 million in 2011. FarmVille, FrontierVille and CityVille accounted for $118.7 million, $137.4 million and $139.1 million of the increase, respectively. FarmVille was launched in June 2009, and the increase in revenue reflects an increase in bookings from new content, as well as the recognition of revenue derived from deferred revenue built up over a longer period of time. The increase in revenue from FrontierVille and CityVille was the result of the launch of these games in June 2010 and December 2010, respectively, and, with respect to FrontierVille, a change in the estimated weighted-average life used to recognize revenue from durable virtual goods, which resulted in a $18.2 million increase in revenue from FrontierVille in 2011. All other games accounted for the remaining net increase of $95.8 million.

International revenue as a percentage of total revenue accounted for 36% and 33% in 2011 and 2010, respectively.

In 2011, FarmVille, FrontierVille, Zynga Poker, Mafia Wars and CityVille were our top revenue-generating games and comprised 27%, 15%, 15%, 13% and 13%, respectively, of our online game revenue. In 2010, Mafia Wars, FarmVille and Zynga Poker were our top revenue-generating games and comprised 28%, 30% and 20%, respectively, of online game revenue. No other game generated more than 10% of online game revenue during either year.

Consumable virtual goods accounted for 29% and 37% of online game revenue in 2011 and 2010, respectively. Revenue from consumable virtual goods accounted for 19% of the increase in online game revenue in 2011.

Durable virtual goods accounted for 71% and 63% of online game revenue in 2011 and 2010, respectively. Revenue from durable virtual goods accounted for 81% of the increase in online game revenue in 2011. The estimated weighted-average life of durable virtual goods for bookings was 15 months for 2011 compared to 18 months for 2010. In addition, in 2011 cumulative changes in our estimated weighted-average life of durable virtual goods for various games resulted in a net increase in revenue of $53.9 million in 2011, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of the change in estimate.

Advertising revenue increased $51.6 million in 2011, due to a $26.0 million increase in revenue from in-game offers, sponsorships and engagement ads, and a $25.6 million increase in revenue from other advertising activity. Revenue from in-game offers, sponsorships and engagement ads increased in part due to a higher level of in-game offers during 2011, reflecting in part the fact that we discontinued certain in-game offers in the fourth quarter of 2009 and resumed and gradually increased in-game offers during the year ended December 31, 2010 but did not have in-game offers for the entire year.

2010 Compared to 2009. Total revenue increased $476.0 million in 2010, as a result of growth in both online game and advertising revenues. Bookings increased by $510.8 million in 2010. ABPU increased to $0.041, up 17%, reflecting improved overall monetization of our players, while DAUs increased to 56 million, up 37%. ABPU data for 2009 only includes data from July to December as prior months are not available.

Online game revenue increased $488.9 million in 2010. FarmVille, Mafia Wars and Zynga Poker accounted for $166.9 million, $129.1 million and $85.1 million of the increase, respectively. The increase in revenue from FarmVille was the result of the launch of this game in June 2009. Mafia Wars was launched in June 2008 and Zynga Poker was launched in July 2007, and the increase in revenue from these games reflects an increase in bookings from new content, as well as the recognition of revenue derived from bookings recorded over a longer period of time. All other games accounted for the remaining net increase of $107.8 million.

In 2010, FarmVille, Mafia Wars and Zynga Poker were our top revenue-generating games and comprised 30%, 28% and 20%, respectively, of online game revenue. In 2009, Mafia Wars, Zynga Poker and YoVille were our top revenue-generating games and comprised 39%, 32% and 11%, respectively, of online game revenue. No other game comprised 10% or more of online game revenue during either year.

Consumable virtual goods accounted for 37% and 15% of online game revenue in 2010 and 2009, respectively. The increase in online game revenue from consumable virtual goods in 2010 was largely due to our ability in late 2009 and early 2010 to track separately consumable virtual goods from durable virtual goods, allowing us to recognize consumable virtual goods as they were consumed. Revenue from consumable virtual goods accounted for 41% of the increase in online game revenue in 2010.

Durable virtual goods accounted for 63% and 85% of online game revenue in 2010 and 2009, respectively. Revenue from durable virtual goods accounted for 59% of the increase in online game revenue in 2010. The estimated weighted-average life of durable virtual goods included in bookings during 2010 was 18 months compared to 19 months during 2009.

Advertising revenue decreased $12.9 million as we reduced the volume of in-game offers in order to improve player experience.

International revenue as a percentage of total revenue was 33% and 27% in 2010 and 2009, respectively. These increases were primarily due to more international payment options, additional localized content and more demand for our games internationally.

Cost of revenue

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
Cost of revenue	$330,043	$176,052	$56,707	87%	210%

2011 Compared to 2010. Cost of revenue increased $154 million in 2011. The increase was primarily attributable to an increase in third party hosting costs of $72.7 million to support additional games and player activity, an increase of $44.2 million in depreciation and amortization related to new fixed assets to support our network infrastructure and acquired intangibles, an increase of $18.8 million in consulting costs primarily related to third-party customer support required as a result of higher player activity, an increase of $10.8 million in headcount-related expenses and an increase of $15.5 million in stock-based compensation mainly due to expense recognized for the vesting of ZSUs, as prior to our initial public offering, these stock-based compensation expenses had been deferred. These increases in costs of revenue were partially offset by a decrease of $10.2 million in sales tax expense.

2010 Compared to 2009. Cost of revenue increased $119.3 million in 2010. The increase was primarily attributable to an increase of $47.6 million in third party hosting costs to support additional games and increased player activity, an increase of $23.9 million in depreciation and amortization expense related to depreciation of new fixed assets to support our network infranstructure and amortization of intangibles acquired in business acquisitions, an increase of $18.0 million in consulting costs primarily related to third-party customer support necessitated by higher player activity, and an increase of $13.4 million in headcount-related costs for our technology and customer support groups to support the growth of our business. In addition, payment processing fees increased by $9.6 million.

Research and development

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
Research and development	$727,018	$149,519	$51,029	386%	193%

2011 Compared to 2010. Research and development expenses increased $577.5 million in 2011. The increase was primarily attributable to a $364.7 million increase in stock-based compensation, mainly due to the expense recognized for ZSUs that vested in connection with our initial public offering, an increase of $164.1 million in headcount-related expenses and an increase of $24.4 million in consulting costs due to the ongoing investment in new game development, in addition to an increase in allocated facilities and other overhead support costs of $19.7 million.

2010 Compared to 2009. Research and development expenses increased $98.5 million in 2010. The increase was primarily attributable to an increase of $77.9 million in headcount-related expenses and an increase of $8.2 million in third-party design expenses related to game development and an increase of $8.9 million in allocated facilities and overhead support costs.

Sales and marketing

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
Sales and marketing	$234,199	$114,165	$42,266	105%	170%

2011 Compared to 2010. Sales and marketing expenses increased $120 million in 2011. The increase was primarily attributable to a $73.4 million increase in stock-based compensation, mainly due to the expense recognized for ZSUs that vested in connection with our initial public offering, a $23.2 million increase in player acquisition costs, an increase in headcount-related expenses of $13.4 million and increase of $5.7 million in consulting costs.

2010 Compared to 2009. Sales and marketing expenses increased $71.9 million in 2010. The increase was primarily attributable to an increase of $44.5 million in player acquisition costs, an increase of $18.7 million in headcount-related costs and an increase of $5.5 million in general marketing expenses related to new marketing and brand programs.

General and administrative

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
General and administrative	$254,456	$32,251	$24,243	689%	33%

2011 Compared to 2010. General and administrative expenses increased $222.2 million in 2011. The increase was primarily attributable to an increase of $120.9 million in stock-based compensation, mainly due to the expense recognized for ZSUs that vested in connection with our initial public offering, a $41.7 million increase in headcount-related expenses, a $9.8 million increase in information technology costs and a $10.0 million increase in depreciation expense. The increase in general and administrative expenses was also due to a $39.3 million gain from legal settlements that was recognized in 2010.

2010 Compared to 2009. General and administrative expenses increased $8.0 million in 2010. The increase was primarily attributable to an increase of $22.8 million in headcount-related expenses, an increase of $14.0 million in professional service costs, a $4.8 million increase in depreciation expense and a $2.5 million increase in information technology costs to support the growth of our business. These increased expenses were offset by a net gain from legal settlements of $39.3 million that was recognized in 2010.

Interest income

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
Interest income	$1,680	$1,222	$177	37%	590%

2011 Compared to 2010. Interest income increased $0.5 million in 2011. The increase was primarily attributable to the increase in our cash and marketable securities balance driven by the increase in cash flows from operations and proceeds from the sale and issuance of shares of our Series C preferred stock in February 2011.

2010 Compared to 2009. Interest income increased $1.0 million in 2010 primarily due to the increase in our cash and marketable securities balance driven by the increase in cash flows from operations and cash from financing activities, including proceeds from the sale and issuance of shares of our Series B-2 preferred stock in the second quarter of 2010.

Other income (expense), net

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
Other income (expense), net	$(2,206)	$365	$(209)	NM	NM

2011 Compared to 2010. Other income (expense), net decreased $2.6 million in 2011. The decrease was primarily attributable to increased interest expense under the terms of a revolving credit agreement signed in July 2011.

2010 Compared to 2009. Other income (expense), net increased $0.6 million in 2010 primarily due to an increase in net transaction gain on foreign exchange rate changes.

(Provision for) / benefit from income taxes

	Year Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(dollars in thousands)
(Provision for) / benefit from income taxes	$1,826	$(36,464)	$(12)	NM	NM

2011 Compared to 2010. The provision for income taxes decreased by $38.3 million in 2011. This decrease was attributable to the decrease in pre-tax income from $127 million in the year ended December 31, 2010 to a pre-tax loss of $406.1 million in 2011. The decrease in pre-tax income was primarily driven by stock-based compensation expense associated with ZSUs that vested in connection with our initial public offering. In addition, the income tax benefit associated with the loss generated in 2011 was primarily offset by a valuation allowance.

For the foreseeable future, our effective tax rate will be impacted by significant stock-based compensation expense and additional tax expense associated with the implementation of our international tax structure. We expect stock-based compensation expense to generate significant tax benefits which may be deducted against future income. As these deductions are recognized and the implementation of our international tax structure is completed, we anticipate that our effective tax rate will be lower than the U.S. statutory rate.

Before we began forming non-U.S. operating companies during 2010, the revenue from non-U.S. users was earned by our U.S. company, resulting in virtually no foreign profit before tax. The new foreign entities, as start-up companies, generated operating losses in 2011 and 2010. The tax impact of the losses generated in tax jurisdictions with lower statutory rates than the U.S. rate increased tax expense and the effective tax rate.

2010 Compared to 2009. Provision for income taxes increased $36.5 million in 2010, primarily as a result of the increase in pre-tax income in 2010 from a pre-tax loss in 2009. In 2010, we recorded a provision for income taxes that was principally attributable to U.S. federal taxes, California taxes and foreign taxes. The effective tax rate for 2010 was 28.7%. The increase in our annual effective tax rate for 2010 was driven by the implementation cost of our international tax structure, state income taxes and non-deductible stock-based compensation expense. These increases were offset by the benefit of releasing the federal valuation allowance in 2010 due to our achievement of profitability, and by the utilization of both federal and California research and development credits.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of revenue for each of the eight quarters ended December 31, 2011 (certain items may not reconcile due to rounding). We also present other financial and operations data, and a reconciliation of revenue to bookings and net income (loss) to adjusted EBITDA, for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

		For the Three Months Ended:
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$311,237	$306,829	$279,144	$242,890	$195,759	$170,674	$130,099	$100,927
Costs and expenses:
Cost of revenue	104,135	80,170	78,076	67,662	51,603	49,902	41,636	32,911
Research and development	444,702	114,809	95,747	71,760	51,500	39,782	30,386	27,851
Sales and marketing	112,228	43,717	38,098	40,156	38,280	28,957	29,530	17,398
General and administrative	136,733	36,395	54,218	27,110	(17,088)	17,757	15,130	16,452

Total costs and expenses	797,798	275,091	266,139	206,688	124,295	136,398	116,682	94,612
Income (loss) from operations	(486,561)	31,738	13,005	36,202	71,464	34,276	13,417	6,315

Net income (loss)	$(435,005)	$12,540	$1,391	$16,758	$42,992	$27,217	$13,951	$6,435

Earnings per share—basic	$(1.22)	$0.00	$0.00	$0.01	$0.06	$0.04	$0.01	$0.01

Earnings per share—diluted	$(1.22)	$0.00	$0.00	$0.00	$0.05	$0.03	$0.01	$0.01

		For the Three Months Ended:
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
		(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	33	26	28	28	26	29	32	33
Research and development	143	38	34	30	26	23	23	28
Sales and marketing	36	14	14	17	20	17	23	17
General and administrative	44	12	19	11	(9)	11	12	16

Total costs and expenses	256	90	95	86	63	80	90	94
Income (loss) from operations	(156)%	10%	5%	14%	37%	20%	10%	6%

Net income (loss)	(140)%	4%	0%	6%	22%	16%	11%	6%

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(dollars in thousands, except ABPU data)
Other Financial and Operations Data:
Bookings	$306,507	$287,661	$274,743	$286,598	$243,499	$222,383	$194,696	$178,318
Adjusted EBITDA	$67,801	$58,130	$65,080	$112,263	$103,192	$102,200	$93,794	$93,552
Average DAUs
(in millions)	54	54	59	62	48	49	60	67
Average MAUs
(in millions)	240	227	228	236	195	203	234	236
Average MUUs
(in millions)	153	152	151	146	111	110	119	124
Average MUPs
(in thousands)	2,901	2,568	N/A	N/A	N/A	N/A	N/A	N/A
ABPU	$0.061	$0.058	$0.051	$0.051	$0.055	$0.049	$0.036	$0.030
Headcount (at period end)	2,846	2,789	2,289	1,858	1,483	1,246	961	761

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$311,237	$306,829	$279,144	$242,890	$195,759	$170,674	$130,099	$100,927
Change in deferred revenue	(4,730)	(19,168)	(4,401)	43,708	47,740	51,709	64,597	77,391

Bookings	$306,507	$287,661	$274,743	$286,598	$243,499	$222,383	$194,696	$178,318

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(435,005)	$12,540	$1,391	$16,758	$42,992	$27,217	$13,951	$6,435
(Provision for) / benefit from income taxes	(53,032)	19,723	12,257	19,226	28,832	6,452	789	391
Other income (expense), net	1,933	(263)	(200)	736	113	1,053	(1,101)	(430)
Interest income	(457)	(262)	(443)	(518)	(473)	(446)	(222)	(81)
Gain on legal settlements	(2,145)	—	—	—	(39,346)	—	—	—
Depreciation and amortization	31,266	22,936	23,365	17,847	13,139	11,292	8,504	6,546
Stock-based compensation	529,971	22,624	33,111	14,506	10,195	4,923	7,276	3,300
Change in deferred revenue	(4,730)	(19,168)	(4,401)	43,708	47,740	51,709	64,597	77,391

Adjusted EBITDA	$67,801	$58,130	$65,080	$112,263	$103,192	$102,200	$93,794	$93,552

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(238,091)	$(56,839)	$(38,818)
Depreciation and amortization	95,414	39,481	10,372
Cash flows provided by operating activities	$389,172	$326,412	$190,995
Cash flows used in investing activities	(63,455)	(617,438)	(103,392)
Cash flows provided by financing activities	1,068,844	351,437	14,169

As of December 31, 2011, we had cash, cash equivalents and marketable securities of approximately $1.9 billion, which consisted of cash, money market funds, U.S. government debt securities and corporate debt securities. Prior to 2010, we funded our operations and capital expenditures through cash flows from operations and sales of preferred stock. During 2012, we expect to make capital expenditures of up to $160 million as we invest in network infrastructure to support our expected growth and to continue to improve the player experience. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Operating Activities

Operating activities provided $389.2 million of cash in the year ended December 31, 2011. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss in the year ended December 31, 2011 of $404.3 million, which included non-cash stock-based compensation expense of $600.2 million, composed primarily of expense associated with ZSUs that vested upon our initial public offering, stock awards issued in connection with business acquisitions and expense associated with stock warrants and employee stock options. Non-cash depreciation and amortization expense was $95.4 million during 2011, an increase from prior years due to our continued investment in property and equipment and business acquisitions. Changes in our operating assets and liabilities provided $77.4 million of cash during 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable and a decrease in income tax receivable. The increase in other liabilities was mainly due to an increase of $44.5 million in customer deposits which includes advance payments from certain customers and unredeemed game cards. The favorable components of cash provided by operating activities were partially offset by increases in accounts receivable and other assets. The increases in accounts payable was the result of increased spending due to the growth of our business. The increase in our deferred revenue and accounts receivable was primarily due to our bookings growth in 2011, which increased by $316.6 million from 2010. Additionally, our accounts receivable balance increased as we completed the transition of our primary in-game payment method to Facebook from other payment processors, who generally remitted payments faster. Our income tax receivable balance decreased during 2011 as we received federal and state tax refunds. Our other assets balance increased primarily due to an increase in prepaid expenses, which was driven by the growth of our business during the year.

Operating activities provided $326.4 million of cash in 2010, primarily from an increase in bookings, which resulted in an increase in deferred revenue of $241.4 million from 2009 to 2010. Additionally, growth in our business contributed to increased spending, causing an increase in accounts payable and accrued liabilities of $102.4 million. We had net income in 2010 of $90.6 million, which included non-cash depreciation and amortization expense of $39.5 million, driven by investments in capital equipment and business acquisitions we made during 2010. The favorable components of cash provided by operating activities were partially offset by an increase in income tax receivable of $25.3 million, an increase in excess tax benefits from stock-based awards of $39.7 million, due to the realization of tax benefits from stock option activity in 2010; and an increase in accounts receivable of $69.5 million, primarily due to our bookings growth. Additionally, our rate of collection on accounts receivable was impacted in the second half of the year, as we began transitioning our primary in-game payment method to Facebook from other payment processors, who generally remit payments faster.

Operating activities provided $191.0 million of cash in 2009. The cash flow from operating activities primarily resulted from an increase in bookings, which resulted in an increase in deferred revenue of $206.6 million from 2008 to 2009. The growth of our business also resulted in increased spending, causing an increase in accounts payable and accrued liabilities of $40.5 million. The favorable components of cash provided by operating activities were partially offset by our net loss in 2009 of $52.8 million and increases in income tax receivable and accounts receivable. The increase in income tax receivable was due to tax payments made in excess of taxes due for 2009 and the increase in accounts receivable was due to the increase in bookings.

Investing Activities

Our primary investing activities have consisted of purchases and sales of marketable securities, purchases of property and equipment and business acquisitions.

Cash used in the purchase of marketable securities was $650.0 million in 2011, $804.5 million in 2010 and $125.1 million in 2009. Cash provided by the sale and maturity of marketable securities was $860.8 million in 2011, $324.0 million in 2010 and $62.4 million in 2009. We used $42.8 million, $62.3 million and $0.5 million, net of cash acquired, in connection with acquisitions in 2011, 2010 and 2009, respectively.

Our purchases of property and equipment have primarily related to our investment in our data centers. We also continued to invest in technology hardware and software to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and game and software development. We expect to continue to invest in property and equipment and development of software associated with online games in 2012 and thereafter.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of our common stock and preferred stock, repurchases of common stock and preferred stock and taxes paid related to the net settlement of equity awards.

In 2011, we issued 100.0 million shares of Class A common stock and 34.9 million shares of Series C preferred stock for net proceeds of $961.4 million and $485.3 million, respectively. We repurchased 27.5 million shares of our outstanding capital stock for a total purchase price of $283.8 million and made payments of $83.2 million related to tax withholding obligations and the related net settlement of equity awards during 2011.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. Per the terms of the credit agreement, we paid upfront fees of $2.5 million and we are required to pay ongoing commitment fees of up to $625,000 each quarter based on the portion of the credit facility that is not drawn down. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2011, we had not drawn down any amounts on the credit facility.

Off–Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in 2011, 2010 and 2009.

Contractual Obligations

We have entered into operating leases for facilities space. In 2010, we executed an operating lease agreement for 267,000 square feet of office space for our future headquarters in San Francisco, California, which we expanded to 407,000 square feet in 2011. The lease term is seven years from the defined commencement date, with options to renew for two five-year terms. In addition, we have entered into several service contracts for web hosting services. The minimum lease payments and the future minimum purchase commitments as of December 31, 2011 are included in the table below. We do not have any debt or material capital lease obligations, and all of our property, equipment and software has been purchased with cash. This table excludes our unrecognized tax benefits totaling $19.5 million as of December 31. 2011 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

	Payments Due by Period
	Total	Less than 1 year	1 -3 years	4-5 years	More than 5 years
	(in millions)
Operating lease obligations	$257.3	$31.1	$77.4	$73.6	$75.2
Purchase commitments	11.2	9.3	1.9	—	—

Total	$268.5	$40.4	$79.3	$73.6	$75.2

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates.

Revenue Recognition

We derive revenue from the sale of virtual goods and from the sale of advertising within our games.

Online game

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Players can primarily pay for our virtual currency using Facebook Credits when playing our games through the Facebook platform, and can use other payment methods such as credit cards or PayPal on other platforms. We also sell game cards that are initially recorded as a customer deposit liability which is included in other current liabilities on the consolidated balance sheet, net of fees retained by retailers and distributors. Upon redemption of a game card into one of our games and delivery of virtual currency to the player, these amounts are reclassified to deferred revenue.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the player; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sales of virtual goods are initially recorded in deferred revenue. We categorize our virtual goods as either consumable or durable. Consumable virtual goods, such as energy in CityVille, represent goods that can be consumed by a specific player action. Common characteristics of consumable goods may include virtual goods that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed. Durable virtual goods, such as tractors in FarmVille, represent virtual goods that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of our durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game, we recognize revenue from the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying players typically play our games (as further discussed below), which ranged from eight to 25 months in 2011. Future paying player usage patterns and behavior may differ from the historical usage patterns and therefore the estimated average playing periods may change in the future.

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in existing games, changes in estimates in average paying payer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

On a quarterly basis, we determine the estimated average playing period for paying players by game beginning at the time of a payer’s first purchase in that game and ending on a date when that paying player is no longer playing the game. To determine when paying players are no longer playing a given game, we analyze monthly cohorts of paying players for that game who made their first in-game payment between six and 18 months prior to the beginning of each quarter and determine whether each player within the cohort is an active or inactive player as of the date of our analysis. To determine which players are inactive, we analyze the dates that each paying player last logged into that game. We determine a paying player to be inactive once they have reached a period of inactivity for which it is probable (defined as at least 80%) that a player will not return to a specific game. For the payers deemed inactive as of our analysis date we analyze the dates they last logged into that game to determine the rate at which inactive players stopped playing. Based on these dates we then project a date at which all paying players for each monthly cohort are expected to cease playing our games. We then average the time periods from first purchase date and the date the last player is expected to cease playing the game for each of the monthly cohorts to determine the total playing period for that game. To determine the estimated average playing period we then divide this total playing period by two. The use of this “average” approach is supported by our observations that paying players become inactive at a relatively consistent rate for each of our games. If future data indicates paying players do not become inactive at a relatively consistent rate, we will modify our calculations accordingly. If a new game is launched and only a limited period of paying player data is available for our analysis, then we also consider other factors, such as the estimated average playing period for other recently launched games with similar characteristics, to determine the estimated average playing period.

In May 2010, we entered into an agreement with Facebook to accept Facebook Credits as the primary in-game payment method for our games played through the Facebook platform. The agreement required us to begin migrating our games to Facebook Credits in our games beginning in July 2010, and by April 2011 this migration was complete. Facebook Credits is Facebook’s proprietary virtual currency that Facebook sells for use on the Facebook platform. Under the terms of our agreement, Facebook sets the price our players pay for Facebook Credits and collects the cash from the sale of Facebook Credits. Facebook’s current stated face value of a Facebook Credit is $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remits to us $0.07, which is the amount we recognize as revenue. We recognize revenue net of the amounts retained by Facebook because we do not set the pricing of Facebook Credits sold to the players of our games. Prior to the implementation of Facebook Credits in our games, players could purchase our virtual goods through various widely accepted payment methods offered in the games and we recognized revenue based on the transaction price paid by the player.

We estimate chargebacks from Facebook and our third-party payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

Advertising

We have contractual relationships with agencies and brokers for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to online game revenue.

We generally report our advertising revenue net of amounts due to advertising agencies and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser. Certain sponsorship arrangements that are directly between us and end advertisers are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor and we determine the price.

Income Taxes

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in provision for income taxes.

Business Combinations

In line with our growth strategy, we have completed acquisitions to expand our social games and mobile offerings, obtain employee talent, and expand into new markets. We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or estimating the cost to recreate an acquired asset. If actual results are lower than estimates, we could be required to record impairment charges in the future. Acquired intangible assets are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances exist which indicate an impairment may exist.

Acquisition-related expenses and restructuring costs are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. Subsequent to the measurement period, our final determination of any acquired tax attributes’ value will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Stock-Based Compensation

We grant ZSUs to our employees that generally vest upon the satisfaction of both a service-based condition of up to four years and a liquidity condition, the latter of which was satisfied in connection with our initial public offering in December 2011. Because the liquidity condition was not satisfied until our initial public offering, in prior periods, we had not recorded any expense relating to the granting of our ZSUs. In the fourth quarter of 2011, after the initial public offering, we recognized $510 million of stock-based compensation expense associated with ZSUs that vested in connection with our initial public offering. This expense is in addition to the stock-based compensation expense we recognize related to outstanding equity awards other than ZSUs as well as expenses related to ZSUs or other equity awards that may be granted in the future. As of December 31, 2011, we had an additional $454.0 million in unamortized stock-based compensation expense related to ZSUs granted prior to the initial public offering.

For ZSUs granted prior to the initial public offering, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which will only be subject to a service condition, we will recognize stock-based compensation expense on a ratable basis over the requisite service period for the entire award.

We have historically issued unvested Series Z preferred stock to employees of certain acquired companies. As these awards are generally subject to post-acquisition employment, we have accounted for them as post-acquisition stock-based compensation expense. We recognize compensation expense equal to the grant date fair value of the Series Z preferred stock on a straight-line basis over the four-year service period, net of estimated forfeitures. These unvested Series Z preferred shares automatically converted to restricted class B common shares upon completion of our initial public offering in December 2011.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of our common stock, which is based on our peer group in the industry in which we do business; (ii) expected life of the option award, which we elected to calculate using the simplified method; (iii) expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and (iv) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table summarizes the assumptions relating to our stock options granted in 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected term, in years	6	6	6
Risk-free interest rates	2.04%	2.70%	1.5 –2.4%
Expected volatility	64%	73%	70 –77%
Dividend yield	—	—	—
Fair value of common stock	$6.44 - $17.09	$6.44	$0.13 – $3.81

Stock-based compensation expense is recorded net of estimated forfeitures so that expense is recorded for only those stock-based awards that we expect to vest. We estimate forfeitures based on our historical forfeiture of equity awards adjusted to reflect future changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates. We record stock-based compensation expense for stock options on a straight-line basis over the vesting term.

For stock options issued to non-employees, including consultants, we record expense equal to the fair value of the options calculated using the Black-Scholes model over the service performance period. The fair value of options granted to non-employees is remeasured over the vesting period, and the resulting value is recognized as an expense over the period the services are received.

Recently Issued and Adopted Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

Common Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and do not expect the adoption to have a material impact on our financial statements and disclosures.

Testing of Goodwill Impairment

In September 2011, the FASB issued an amendment to an existing accounting standard which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary, thereby only requiring the current two-step test to be completed if the qualitative assessment deems it necessary. This standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and do not expect the adoption to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents and marketable securities consist of cash, money market funds, U.S. government debt securities and corporate debt securities.

The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk. Our available-for-sale investments consist of U.S. government and corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the principal amount of the investment to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $2.2 million as of December 31, 2011. Such losses would only be realized if we sold the investments prior to maturity.

Foreign Currency Exchange Risk

Our sales transactions are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, certain of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Chinese Yuan, Japanese Yen, British Pound, Canadian Dollar and Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change would not have a material impact on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zynga Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zynga Inc.

We have audited the accompanying consolidated balance sheets of Zynga Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zynga Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

February 28, 2012

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,582,343	$187,831
Marketable securities	225,165	550,259
Accounts receivable, net of allowance of $163 and $325 at December 31, 2011 and 2010, respectively	135,633	79,974
Income tax receivable	18,583	36,577
Deferred tax assets	23,515	24,399
Restricted cash	3,846	2,821
Other current assets	34,824	24,353

Total current assets	2,023,909	906,214
Long-term marketable securities	110,098	—
Goodwill	91,765	60,217
Other intangible assets, net	32,112	44,001
Property and equipment, net	246,740	74,959
Restricted cash	4,082	14,301
Other long-term assets	7,940	12,880

Total assets	$2,516,646	$1,112,572

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$44,020	$33,431
Other current liabilities	167,271	78,749
Deferred revenue	457,394	408,470

Total current liabilities	668,685	520,650
Deferred revenue	23,251	56,766
Deferred tax liabilities	13,950	14,123
Other non-current liabilities	61,221	38,818

Total liabilities	767,107	630,357
Stockholders’ equity:
Convertible preferred stock, $.00000625 par value:
Authorized, 0 and 351,199 at December 31, 2011 and 2010, respectively. Issued and outstanding, 0 and 276,702 shares at December 31, 2011 and 2010, respectively (aggregate liquidation preference of $849,380 at December 31, 2010)	—	394,026
Common stock, $.00000625 par value:
Authorized, 2,020,517 (Class A 1,100,000, Class B 900,000, Class C 20,517) and 965,632 (Class A 0, Class B 945,115, Class C 20,517) shares at December 31, 2011 and 2010, respectively. Issued and Outstanding, 721,592 (Class A 121,381, Class B 579,694, Class C 20,517) and 291,524 (Class A 0, Class B 271,007, Class C 20,517) shares at December 31, 2011 and 2010, respectively;	4	2
Additional paid-in capital	2,426,164	79,335
Treasury stock	(282,897)	(1,484)
Other comprehensive income	362	114
Retained earnings ( accumulated deficit)	(394,094)	10,222

Total stockholders’ equity	1,749,539	482,215

Total liabilities and stockholders’ equity	$2,516,646	$1,112,572

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$1,140,100	$597,459	$121,467
Costs and expenses:
Cost of revenue	330,043	176,052	56,707
Research and development	727,018	149,519	51,029
Sales and marketing	234,199	114,165	42,266
General and administrative	254,456	32,251	24,243

Total costs and expenses	1,545,716	471,987	174,245
Income (loss) from operations	(405,616)	125,472	(52,778)
Interest income	1,680	1,222	177
Other income (expense), net	(2,206)	365	(209)

Income (loss) before income taxes	(406,142)	127,059	(52,810)
(Provision for) / benefit from income taxes	1,826	(36,464)	(12)

Net income (loss)	$(404,316)	$90,595	$(52,822)

Deemed dividend to a Series B-2 convertible preferred stockholder	—	4,590	—
Net income attributable to participating securities	—	58,110	—

Net income (loss) attributable to common stockholders	$(404,316)	$27,895	$(52,822)

Net income (loss) per share attributable to common stockholders
Basic	$(1.40)	$0.12	$(0.31)

Diluted	$(1.40)	$0.11	$(0.31)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	288,599	223,881	171,751

Diluted	288,599	329,256	171,751

See accompanying notes.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	198,999	$33,506	276,045	$2	$2,443	$5	$(22,961)	$12,995
Issuance of restricted stock in connection with business acquisition	—	—	2,526	—	30	—	—	30
Exercise of stock options	—	—	6,319	—	3	—	—	3
Repurchase of unvested early exercised stock options	—	—	(7,192)	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock, net of issuance costs	3,200	14,166	—	—	—	—	—	14,166
Vesting of restricted stock following the early exercise of options	—	—	—	—	144	—	—	144
Issuance of common stock warrants in connection with services	—	—	—	—	253	—	—	253
Stock-based compensation	—	—	—	—	3,737	—	—	3,737
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(52,822)	(52,822)
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	—	—	17	—	17

Total comprehensive income (loss)								(52,806)

Balance at December 31, 2009	202,199	$47,672	277,698	$2	$6,610	$21	$(75,783)	$(21,478)

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Other Comprehensive Income	Retained Earnings (Accumulated) (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	202,199	$47,672	277,698	$2	$6,610	—	$21	$(75,783)	$(21,478)
Exercise of stock options	—	—	18,313	—	3,358	—	—	—	3,358
Repurchase of unvested early exercised stock options	—	—	(4,200)	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock, net of issuance costs	48,163	305,231	—	—	—	—	—	—	305,231
Issuance of Series Z convertible preferred stock in connection with business acquisitions	26,340	35,269	—	—	—	—	—	—	35,269
Vesting of restricted stock following the early exercise of options	—	—	—	—	605	—	—	—	605
Issuance of common stock warrants in connection with services	—	—	—	—	1,912	—	—	—	1,912
Issuance of contingent warrant	—	—	—	—	4,590	—	—	—	4,590
Stock-based compensation	—	5,854	—	—	17,928	—	—	—	23,782
Repurchase of common stock	—	—	(287)	—	—	(1,484)	—	—	(1,484)
Tax benefits from stock-based compensation	—	—	—	—	39,742	—	—	—	39,742
Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	—	—	4,590	—	—	(4,590)	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	90,595	90,595
Unrealized gain on marketable securities	—	—	—	—	—	—	114	—	114
Foreign currency translation adjustments	—	—	—	—	—	—	(21)	—	(21)

Total comprehensive income (loss)									90,688

Balance at December 31, 2010	276,702	$394,026	291,524	$2	$79,335	$(1,484)	$114	$10,222	$482,215

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Other Comprehensive Income	Retained Earnings (Accumulated) (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	276,702	$394,026	291,524	$2	$79,335	$(1,484)	$114	$10,222	$482,215
Exercise of stock options and stock warrants for cash	—	—	27,889	—	2,893	—	—	—	2,893
Issuance of Series C convertible preferred stock, net of issuance costs	34,927	485,300	—	—	—	—	—	—	485,300
Issuance of Series Z convertible preferred stock	1,995	2,105	—	—	—	—	—	—	2,105
Repurchase of preferred and common stock	(8,764)	—	(18,716)	—	(2,500)	(281,270)	—	—	(283,770)
Stock-based compensation	—	44,230	—	—	555,982	—	—	—	600,212
Conversion of convertible preferred stock to common stock	(304,860)	(925,661)	304,860	1	925,660	—	—	—	—
Net settlement of ZSUs	—	—	16,035	—	(83,090)	(143)	—	—	(83,233)
Issuance of Class A common stock from initial public offering, net of issuance costs	—	—	100,000	1	961,401	—	—	—	961,402
Vesting of common shares following the early exercise of options	—	—	—	—	233	—	—	—	233
Tax cost from stock-based compensation	—	—	—	—	(13,750)	—	—	—	(13,750)
Comprehensive (loss):
Net loss	—	—	—	—	—	—	—	(404,316)	(404,316)
Unrealized loss on marketable securities	—	—	—	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	—	—	—	456	—	456

Total comprehensive (loss)	—	—	—	—	—	—	—	—	(404,068)

Balances at December 31, 2011	—	—	721,592	$4	$2,426,164	$(282,897)	$362	$(394,094)	$1,749,539

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(404,316)	$90,595	$(52,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,414	39,481	10,372
Stock-based compensation expense	600,212	25,694	3,990
Loss on equity method investment	—	558	142
Gains from sales of investments, assets and other, net	(550)	—	—
Accretion and amortization on marketable securities	2,873	1,746	112
Excess tax costs (benefits) from stock-based awards	13,750	(39,742)	—
Deferred income taxes	4,367	(8,469)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(55,432)	(69,518)	(4,376)
Income tax receivable	17,994	(25,287)	(10,510)
Other assets	(14,559)	(32,495)	(3,056)
Accounts payable	10,373	10,626	16,216
Deferred revenue	15,409	241,437	206,603
Other liabilities	103,637	91,786	24,324

Net cash provided by operating activities	389,172	326,412	190,995

Investing activities
Purchases of marketable securities	(649,972)	(804,542)	(125,139)
Sales of marketable securities	19,206	4,222	—
Maturities of marketable securities	841,560	319,820	62,399
Acquisition of property and equipment	(238,091)	(56,839)	(38,818)
Acquisition of purchased technology and other intangible assets	(3,792)	(1,078)	(583)
Business acquisitions, net of cash acquired	(42,774)	(62,277)	(548)
Restricted cash	9,194	(16,469)	(503)
Proceeds from sales of investments, assets and other, net	2,202	—	—
Other investing activities, net	(988)	(275)	(200)

Net cash used in investing activities	(63,455)	(617,438)	(103,392)

Financing activities
Net proceeds from initial public offering	$961,403	$—	$—
Taxes paid related to net share settlement of ZSUs	(83,232)	—	—
Repurchases of common stock	(283,770)	(1,484)	—
Exercise of stock options	2,893	3,358	3
Excess tax (costs) benefits from stock-based awards	(13,750)	39,742	—
Net proceeds from issuance of preferred stock	485,300	305,231	14,166
Net proceeds from issuance of contingent warrant	—	4,590	—

Net cash provided by financing activities	1,068,844	351,437	14,169

Effect of exchange rate changes on cash and cash equivalents	(49)	84	—
Net increase in cash and cash equivalents	1,394,512	60,495	101,772
Cash and cash equivalents, beginning of period	187,831	127,336	25,564

Cash and cash equivalents, end of period	$1,582,343	$187,831	$127,336

Non-cash investing and financing activities
Issuance of preferred stock in connection with business acquisitions	$2,105	$35,269	$—
Reclassification of liability to additional paid-in capital related to early exercise of common stock options	$232	$605	$144
Supplemental cash flow information
Cash paid (refunded) for income taxes	$(15,682)	$28,623	$9,988

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets and operates online social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue primarily through the in-game sale of virtual goods. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe.

We were originally organized in April 2007 as a California limited liability company under the name Presidio Media LLC, converted to a Delaware corporation in October 2007 and changed our name to Zynga Inc. in November 2010. We completed our initial public offering in December 2011 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are presented in accordance with U.S. GAAP. The consolidated financial statements include the operations of Zynga and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In September 2011, we adopted a three class common stock structure in which we retitled and redesignated the existing classes of Class A and Class B common stock as Class B and Class C common stock, respectively, and authorized 1.1 billion shares of a new class of common stock titled Class A common stock. The Class A common stock was designated for issuance in the Company’s initial public offering. All share, per share and related information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the impact of the three class common stock structure.

Initial Public Offering

On December 15, 2011, we completed our initial public offering in which we issued and sold 100 million shares of Class A common stock at a public offering price of $10.00 per share. We raised a total of $961.4 million of net proceeds after deducting underwriter discounts and commissions of $32.5 million and other offering expenses of $6.1 million. Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 304.9 million shares of Class B common stock. Additionally, 15.7 million vested ZSUs, after deducting shares withheld to satisfy minimum tax withholding obligations, were automatically converted into Class B common shares.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives and paying player periods that we use for revenue recognition, the chargeback reserve for our third-party payment processors, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, fair value of stock awards issued, accounting for business combinations, and evaluating goodwill and long-lived assets for impairment. Actual results could differ materially from those estimates.

Segments

We have one operating segment with one business activity, developing and monetizing social games. Our Chief Operating Decision Maker (CODM), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated bookings information for our games.

Revenue Recognition

We derive revenue from the sale of virtual goods associated with our online games and the sale of advertising within our games.

Online Game

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Players can pay for our virtual currency using Facebook Credits when playing our games through the Facebook platform, and can use other payment methods such as credit cards or PayPal on other platforms. We also sell game cards that are initially recorded as a customer deposit liability which is included in other current liabilities on the consolidated balance sheet, net of fees retained by retailers and distributors. Upon redemption of a game card in one of our games and delivery of the purchased virtual currency to the player, these amounts are reclassified to deferred revenue. Advance payments from customers that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the player; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the player is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sale of virtual goods are initially recorded in deferred revenue. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed, which approximates one month. Durable virtual goods represent virtual goods that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the estimated average life of durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game we recognize revenue on the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying players typically play that game.

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our games thus allowing us to recognize revenue related to consumable goods upon consumption. Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Cumulative changes in estimated average playing period for paying players in 2011 resulted in an increase in revenue of $53.9 million and will result in an offsetting reduction of 2012 revenue in the same amount.

We estimate chargebacks from Facebook and third-party payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

In May 2010, we entered into an agreement with Facebook that required us to accept Facebook Credits as the primary in-game payment method for our games played through the Facebook platform. The agreement required us to begin migrating our games to Facebook Credits in our games beginning in July 2010, and by April 2011 this migration was complete. Facebook Credits is Facebook’s proprietary virtual currency that Facebook sells for use on the Facebook platform. Under the terms of our agreement, Facebook sets the price our players pay for Facebook Credits and collects the cash from the sale of Facebook Credits. Facebook’s current stated face value of a Facebook Credit is $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remits to us $0.07, which is the amount we recognize as revenue. We recognize revenue net of the amounts retained by Facebook because we do not set the pricing of Facebook Credits sold to our players. Prior to the implementation of Facebook Credits in our games, players could purchase our virtual goods through various widely accepted payment methods offered in the games and we recognized revenue based on the transaction price paid by the player.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within our games. We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed or determinable, and we have assessed collectability as reasonably assured. Certain branded in-game sponsorships that involve virtual goods are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. Price is determined to be fixed or determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information from our internal systems. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed.

We report our advertising revenue net of amounts due to advertising agencies and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser.

Multiple-element Arrangements

Beginning on January 1, 2011, we adopted new authoritative guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method, generally based on our best estimate of selling price. We offer certain promotions to customers from time to time that include the sale of in-game virtual currency via the sale of a game card and also other deliverables such as a limited edition in-game virtual good. There was no material impact on our financial statements as a result of implementing this newly adopted authoritative guidance in 2011.

Revenue by type

The following table presents the components of revenue (in thousands):

	Year Ended December 31,
	2011	2010	2009
Online game	$1,065,648	$574,632	$85,748
Advertising	74,452	22,827	35,719

Total revenue	$1,140,100	$597,459	$121,467

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate online game revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of hosting and data center costs related to operating our games, including depreciation; consulting costs primarily related to third-party provisioning of customer support services; payment processing fees; and salaries, benefits and stock-based compensation for our customer support and infrastructure teams. Cost of revenue also includes amortization expense related to purchased technology of $28.4 million, $8.8 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash equivalents consist of cash on hand, money market funds and U.S. government-issued obligations with maturities of 90 days or less from the date of purchase.

Marketable Securities

Marketable securities consist of U.S. government-issued obligations and corporate debt securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes. Realized gains and losses are determined using the specific-identification method and are reflected in the consolidated statements of operations when they are realized. When we determine that a decline in fair value is other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss in other income (expense). The new cost basis will not be adjusted for subsequent recoveries in fair value. Determination of whether declines in fair value are other than temporary requires judgment regarding the amount and timing of recovery. No such impairments of marketable securities have been recorded to date.

Restricted Cash

Restricted cash consists of collateral for facility operating lease agreements and funds held in escrow in accordance with the terms of certain of our business acquisition agreements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We review accounts receivable regularly and make estimates for the allowance for doubtful accounts when there is doubt as to our ability to collect individual balances. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, the customer’s payment history and current creditworthiness, and current economic trends. Bad debts are written off after all collection efforts have ceased. We do not require collateral from our customers.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally 24 to 36 months. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist which indicate that an impairment may exist. No impairment charges have been recorded to date.

Other Intangible Assets

Other intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally 12 to 24 months.

Impairment of Long-Lived Assets

Long-lived assets, including other intangible assets (excluding indefinite-lived intangible assets), are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying amount to the estimated fair value calculated based on the undiscounted cash flow associated with the related assets. If the future net undiscounted cash flows are less than the carrying amount of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying amount of the assets to the estimated fair value, is recorded in the consolidated statements of operations to other income (expenses) net.

Stock-Based Compensation

We grant ZSUs to our employees that generally vest upon the satisfaction of service period criteria of up to four years and a liquidity condition, the latter of which was satisfied in connection with our initial public offering in December 2011. The ZSUs have a contractual term of seven years. Because the liquidity condition was not satisfied until our initial public offering, in prior periods, we had not recorded any expense associated with ZSU grants.

For ZSUs granted prior to our initial public offering, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which will only be subject to a service condition, we will recognize stock-based compensation expense on a ratable basis over the requisite service period for the entire award.

In 2010 and 2011, we issued unvested Series Z preferred stock to employees of certain acquired companies. As the equity awards are subject to post-acquisition employment, we have accounted for them as post-acquisition stock-based compensation expense. We recognize compensation expense equal to the grant date fair value of the Series Z preferred stock on a straight-line basis over the four-year service period, net of estimated forfeitures.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of our common stock, which is based on our peer group in the industry in which we do business; (ii) expected life of the option award, which we elected to calculate using the simplified method; (iii) expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and (iv) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years.

Stock-based compensation expense is recorded net of estimated forfeitures so that expense is recorded for only those stock-based awards that we expect to vest. We estimate forfeitures based on our historical forfeiture of equity awards adjusted to reflect future changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates. We record stock-based compensation expense for stock options on a straight-line basis over the vesting term.

For stock options issued to non-employees, including consultants, we record expense related to stock options equal to the fair value of the options calculated using the Black-Scholes model over the service performance period. The fair value of options granted to non-employees is remeasured over the vesting period and recognized as an expense over the period the services are received.

Income Taxes

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Foreign Currency Transactions

Generally, the functional currency of our international subsidiaries is the U.S. dollar. For these subsidiaries, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, we use the period-end exchange rates to translate assets and liabilities, and the average exchange rates to translate revenues and expenses into U.S. dollars. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term marketable securities, and accounts receivable. Substantially all of our cash, cash equivalents, and short-term marketable securities are maintained with three financial institutions with high credit standings. We perform periodic evaluations of the relative credit standing of these institutions.

Accounts receivable are unsecured and represent amounts due to us based on contractual obligations where a signed and executed contract or click-through agreement exists. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance as a reduction to the accounts receivable balance to reduce it to its net realizable value.

Facebook is the primary distribution, marketing, promotion and payment platform for our social games. A substantial majority of our 2011, 2010 and 2009 revenue was generated from players who accessed our games through Facebook. As of December 31, 2011 and December 31, 2010, 71% and 69% of our accounts receivable, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for advertising are expensed as incurred. Advertising costs, which are included in sales and marketing expense, primarily consisting of player acquisition costs, totaled $102.6 million, $83.4 million and $35.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$205,719	$169,057
Money market funds	1,375,918	18,468
U.S. government debt securities	—	306
Corporate debt securities	706	—

Total cash and cash equivalents	$1,582,343	$187,831

Marketable securities:
U.S. government debt securities	$267,635	$550,259
Corporate debt securities	67,628	—

Total	$335,263	$550,259

The following tables summarize the Company’s amortized cost, gross unrealized gains and losses and fair value of its available-for-sale investments in marketable securities (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$267,635	$53	$(53)	$267,635
Corporate debt securities	67,657	35	(64)	67,628

Total	$335,292	$88	$(117)	$335,263

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$550,390	$175	$—	$550,565

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2011	2010
Due within one year	$225,165	$550,259
One year through three years	110,098	—

Total	$335,263	$550,259

Changes in market interest rates and bond yields caused certain of the Company’s investments to fall below their cost basis, resulting in an unrealized loss. All securities presented in the table above were in a continuous loss position for less than 12 months. There were no securities in an unrealized loss position as of December 31, 2010. The following table shows all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value (in thousands):

	December 31, 2011
	Fair Value	Unrealized Losses
U.S. government debt securities	$70,162	$(53)
Corporate debt securities	40,964	(64)

Total	$111,126	$(117)

As of December 31, 2011, we did not consider any of our investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term marketable securities and accounts receivable. Accounts receivable, net, are stated at their carrying value, which approximates fair value due to the short time to expected receipt of cash.

Cash equivalents and short-term marketable securities, consisting of money market funds and U.S. government and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that knowledgeable and willing market participants would use in pricing an asset or liability. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our securities among the three levels of the fair value hierarchy is as follows at December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,375,918	$—	$—	$1,375,918
U.S. government debt securities	—	267,635	—	267,635
Corporate debt securities	—	68,334	—	68,334

Total	$1,375,918	$335,969	$—	$1,711,887

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,468	$—	$—	$18,468
U.S. government debt securities	—	550,565	—	550,565

Total	$18,468	$550,565	$—	$569,033

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Computer equipment	$243,986	$84,269
Software	25,119	10,118
Furniture and fixtures	9,474	2,446
Leasehold improvements	67,456	17,638

	346,035	114,471
Less accumulated depreciation	(99,295)	(39,512)

Total property and equipment, net	$246,740	$74,959

Depreciation expense relating to property and equipment for the years ended December 31, 2011, 2010 and 2009 was $65.9 million, $30.6 million, and $8.0 million, respectively.

5. Acquisitions

2011 Acquisitions

In line with our growth strategy, we completed 15 acquisitions in 2011. The purpose of these acquisitions was to expand our social games offerings, obtain employee talent, and expand into new international markets. The results of operations for each of these acquisitions have been included in our consolidated statement of operations since the date of acquisition. These acquisitions were not individually significant and had an aggregate purchase price of $45.5 million, of which $43.3 million was paid in cash and the issuance of 0.2 million fully vested shares of Series Z convertible preferred stock with a fair value of $2.2 million. As a result of the acquisitions, we recorded $11.1 million of developed technology, $1.5 million of net liabilities assumed, and $35.9 million of goodwill. Goodwill for each of the acquisitions represents the excess of the purchase price over the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded in connection with the acquisitions is primarily attributable to the assembled workforces of the acquired businesses and the synergies expected to arise after our acquisition of those businesses. In connection with acquisitions closed in 2011, we incurred transaction costs of approximately $2.3 million.

Pro forma results of operations related to our 2011 acquisitions have not been presented because they are not material to our 2011 or 2010 consolidated statements of operations, either individually or in the aggregate.

2010 Acquisitions

In November 2010, we completed our acquisition of Newtoy, Inc., a provider of online mobile gaming services. The purchase price was $53.3 million, consisting of $44.3 million in cash and the issuance of 1.4 million fully vested shares of our Series Z convertible preferred stock with a fair value of $8.9 million. As a result of this acquisition, we recorded $18.4 million of developed technology, $6.1 million of trademarks, $12.7 million of net liabilities assumed and $41.4 million of goodwill.

During 2010, we acquired six additional companies and these acquisitions were not individually significant. In the aggregate, the total purchase price for these acquisitions was $48.4 million, which consisted of $22.1 million in cash and the issuance of 4.1 million shares of our Series Z convertible preferred stock with a fair value of $26.3 million. In connection with our 2010 acquisitions, we incurred transaction costs of $2.1 million that we expensed as incurred.

The following table summarizes our unaudited pro forma revenue and net income (loss) of the combined company for the years ended December 31, 2010 and 2009 if we had made all of our 2010 acquisitions on January 1, 2009 and January 1, 2010, respectively (in thousands):

	Year Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Pro forma revenue	$607,827	$126,838
Pro forma net income (loss)	$77,135	$(87,741)

The following table summarizes the fair values of net tangible and intangible assets acquired for all business acquisitions for the years ended December 31, 2011 and 2010 (in thousands). The fair values for our 2010 acquisitions include the impact of changes in initial fair values of acquired assets and liabilities as a result of obtaining the necessary information. The fair values for our 2011 acquisitions were based upon a preliminary valuation estimate. The preliminary purchase price allocations for each of our acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of the preliminary purchase price allocations that are not yet finalized related to certain tangible assets and liabilities acquired, income and non-income based taxes and residual goodwill.

	2011	2010
Developed technology	$11,056	$44,114
Trademarks	—	6,100
Net liabilities assumed	(1,530)	(8,818)
Goodwill	35,946	60,217

Total	$45,472	$101,613

The weighted average useful life of all identified acquired intangible assets is 2.0 years while the weighted average useful life for developed technologies is 1.9 years. Developed technologies associated with acquisitions are being amortized over periods ranging from 12 to 24 months. Trademarks acquired through the Newtoy acquisition are estimated to have an indefinite useful life and will be evaluated annually for impairment, or more frequently, if circumstances indicate an impairment may exist.

To retain the services of certain former acquired company employees, we offered equity awards and cash bonuses that are earned over time. As these equity awards and payments are subject to post-acquisition employment, we have accounted for them as post-acquisition compensation expense. During 2011, we issued

2.5 million shares of non-vested Series Z convertible preferred stock with a total fair value of $38.9 million and 7.1 million ZSUs with a total fair value of $94.9 million and paid retention and incentive cash bonuses totaling $8.9 million. During 2010, we issued 21.1 million shares of non-vested Series Z convertible preferred stock with a total fair value of $135.8 million, 6.3 million ZSUs with a total fair value of $39.7 million and paid retention and incentive cash bonuses totaling $6.7 million.

6. Goodwill and Other Intangible Assets

From inception to 2009, there were no additions to goodwill. Changes in the carrying value of goodwill for 2010 and 2011 are as follows (in thousands):

Goodwill – December 31, 2009	$—
Additions	60,217

Goodwill – December 31, 2010	60,217
Additions	35,946
Foreign currency translation adjustments	63
Goodwill adjustments	(4,461)

Goodwill – December 31, 2011	$91,765

The changes in initial fair values of acquired assets and liabilities as a result of obtaining the necessary information reflected in the table above represents a change to the acquired deferred tax assets as a result of filing the final pre-acquisition tax return of an entity acquired in 2010.

The details of our acquisition-related intangible assets are as follows (in thousands):

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Developed technology	$63,702	$(40,510)	$23,192
Trademarks and domain names	10,537	(1,617)	8,920

	$74,239	$(42,127)	$32,112

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Developed technology	$52,384	$(14,907)	$37,477
Trademarks and domain names	6,775	(251)	6,524

	$59,159	$(15,158)	$44,001

Amortization expense associated with other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $26.6 million, $8.8 million and $2.3 million, respectively, and is included in cost of revenue on the accompanying consolidated statements of operations. As of December 31, 2011, future amortization expense related to the intangible assets of $21.7 million and $3.9 million is expected to be recognized in 2012 and 2013, respectively.

7. Income Taxes

Income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(379,800)	$141,401	$(52,831)
International	(26,342)	(14,342)	21

	$(406,142)	$127,059	$(52,810)

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(8,990)	$34,092	$—
State	1,195	10,537	1
Foreign	1,600	304	11

Total current tax expense	(6,195)	44,933	12
Deferred:
Federal	4,689	(9,264)	—
State	441	2,209	—
Foreign	(761)	(1,414)	—

Total deferred tax expense/(benefit)	4,369	(8,469)	—

Provision for / (benefit from) income taxes	$(1,826)	$36,464	$12

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Expected provision / (benefit) at U.S. federal statutory rate	$(142,166)	$44,452	$(17,790)
State income taxes - net of federal benefit	(6,340)	7,841	(5,859)
Income taxed at foreign rates	6,338	3,894	4
Stock-based compensation	43,064	5,447	659
Tax credits	(34,769)	(14,231)	(888)
Tax reserve for uncertain tax positions	29,303	12,846	—
Change in valuation allowance	101,489	(28,647)	23,780
Impact of change in tax rates	(205)	5,211	—
Acquisition costs	397	700	—
Other	1,063	(1,049)	106

	$(1,826)	$36,464	$12

Before we began forming non-U.S. operating companies during 2010, the revenue from non-U.S. users was earned by our U.S. Company, resulting in virtually no foreign profit before tax. The new foreign entities, as start-up companies, generated operating losses in 2010 and 2011. During 2010 and 2011, the net tax impact of the losses generated in tax jurisdictions with lower statutory rates than the U.S. rate increased tax expense and the effective tax rate.

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2011 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1.2 million.

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Deferred revenue	$14,355	$16,545
Net operating loss carryforwards	17,502	12,582
Accrued compensation	112,422	6,482
Tax credit carryforwards	25,811	249
Deferred rent	11,804	2,542
Accrued expenses	5,532	2,108
State taxes	1,858	1,148
Charitable contributions	1,448	—
Other	615	189
Valuation allowance	(113,352)	(5,698)

Net deferred tax assets	77,995	36,147
Deferred tax liabilities:
Acquired intangible assets	(4,495)	(13,838)
Depreciation	(62,957)	(11,820)
Prepaid expenses	(828)	(330)

Net deferred tax liabilities	(68,280)	(25,988)

Net deferre1d taxes	$9,715	$10,159

	December 31,
	2011	2010
Recorded as:
Current deferred tax assets	$23,515	$24,399
Other current assets	150	—
Other current liabilities	—	(117)
Non-current deferred tax liabilities	(13,950)	(14,123)

Net deferred tax assets	$9,715	$10,159

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various taxing jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers its past performance, available tax strategies, and expected future taxable income. At December 31, 2011 and December 31, 2010, the Company recorded a valuation allowance of $113.3 million and $5.7 million, respectively, against its net deferred tax assets, as it believes it is more likely than not that these benefits will be not be realized. The realizable amount relates to potential carryback benefit to 2010. Included in the increase of $107.0 million is approximately $0.3 million of valuation allowance that was recorded against goodwill.

Net operating loss and tax credit carryforwards as of December 31, 2011 are as follows (in thousands):

	Amount	Expiration years

Net operating losses, federal	$183,610	2028 - 2031
Net operating losses, state	$70,821	2021 - 2031
Tax credit, federal	$35,520	2020 - 2021
Tax credits, state	$16,425	2017 -indefinite
Net operating losses, foreign	$1,561	2017 - 2018
Tax credits, foreign	$121	2017 - 2018

Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced. As of December 31, 2011, the portion of net operating loss carryforwards related to stock options is approximately $83.7 million, the benefit of which will be credited to additional paid-in capital when realized. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

December 31, 2009	$1,528
Additions based on tax positions related to 2010	13,782
Reductions for tax positions of prior years	(127)

December 31, 2010	15,183
Additions based on tax positions related to 2011	30,841
Additions for tax positions of prior years	2,318
Reductions for tax positions of prior years	(9)

December 31, 2011	$48,334

As of December 31, 2011, approximately $8.2 million represents the amount of unrecognized tax benefits that would, if recognized, impact our effective income tax rate.

We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the balance sheet. These non-current income tax liabilities are classified in other non-current liabilities on the consolidated balance sheets. We do not expect any unrecognized tax benefits to be recognized within the next 12 months. We recognize interest and penalties in income tax expense. As of December 31, 2011 and December 31, 2010, the total balance of accrued interest and penalties related to uncertain tax positions was zero. We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, China, Germany, Japan, India, UK and Ireland. We are subject to examination by U.S. federal, state or foreign tax authorities for all years since our inception in 2007.

8. Other Current Liabilities

Other current liabilities consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2011	2010
Customer deposits	$50,140	$5,619
Other current liabilities	117,131	73,130

Total other current liabilities	$167,271	$78,749

Customer deposits represent amounts received for unredeemed gamecards as well as advanced payments from various customers. Other current liabilities includes various expenses accrued by the Company for transaction taxes, acquisition-related expenses, compensation liabilities and accrued accounts payable.

9. Stockholders’ Equity

Convertible Preferred Stock

As a result of closing the initial public offering in December 2011, our convertible preferred stock was automatically converted into Class B common stock. The following table summarizes the rights and preferences of our respective series of convertible preferred stock immediately prior to the conversion into common stock:

	Par Value	Share Price at Issuance	Authorized	Issued and Outstanding	Liquidation Preference	Dividend per share per annum
	(In thousands, except per share amounts)
Series A	$0.00000625	$0.056	95,400	92,344	$5,212	$0.00
Series A-1	0.00000625	0.125	40,207	38,710	4,839	$0.01
Series B	0.00000625	0.42	59,391	59,391	25,000	$0.03
Series B-1	0.00000625	4.75	3,200	2,989	14,187	$0.38
Series B-2	0.00000625	6.44	48,163	48,163	310,000	$0.51
Series C	0.00000625	$14.03	53,461	34,927	490,000	$1.12
Series Z	0.00000625	0.005	100,000	28,359	142	$0.00

Total			399,822	304,885	$849,380

Common Stock

Our three classes of common stock are Class A common stock, Class B common stock and Class C common stock. The following are the rights and privileges of our classes of common stock:

Dividends. The holders of outstanding shares of our Class A, Class B and Class C common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine.

Voting Rights. Holders of our Class A common stock are entitled to one vote per share, holders of our Class B common stock are entitled to seven votes per share and holders of our Class C common stock are entitled to 70 votes per share. In general, holders of our Class A common stock, Class B common stock and Class C common stock will vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law. Delaware law could require either our Class A common stock, Class B common stock or our Class C common stock to vote separately as a single class in the following circumstances:

•	If we were to seek to amend our Certificate of Incorporation to increase the authorized number of shares of a class of stock, or to increase or decrease the par value of a class of stock; and

•

If we were to seek to amend our Certificate of Incorporation in a manner that altered or changed the powers, preferences or special rights of a class of stock in a manner that affected its holders adversely.

Liquidation. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our Class A, Class B and Class C common stock after payment of liquidation preferences, if any, on any outstanding shares of our preferred stock.

Preemptive or Similar Rights. None of our Class A, Class B or Class C common stock is entitled to preemptive rights, and neither is subject to redemption.

Conversion. Our Class A common stock is not convertible into any other shares of our capital stock. Each share of our Class B common stock and Class C common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, after the closing of the initial public offering, upon sale or transfer of shares of either Class B common stock or Class C common stock, whether or not for value, each such transferred share shall automatically convert into one share of Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation, including, without limitation, transfers for tax and estate planning purposes, so long as the transferring holder continues to hold sole voting and dispositive power with respect to the shares transferred. Our Class B common stock and Class C common stock will convert automatically into Class A common stock on the date on which the number of outstanding shares of Class B common stock and Class C common stock together represent less than 10% of the aggregate combined voting power of our capital stock. Once transferred and converted into Class A common stock, the Class B common stock and Class C common stock may not be reissued

Founder’s Shares

On November 2, 2007, our founder purchased 128.7 million shares of Class B common stock (the Class B Shares) and 20.5 million shares of Class C common stock (the Class C Shares) for an aggregate purchase price of $0.4 million. At the date of purchase, all of the Class C common shares and 50% of the Class B common shares were fully vested. The remaining 50% of the Class B Shares vest ratably over a vesting period of 48 months and are subject to Zynga’s repurchase right at the original purchase price. We recognized compensation expense related to the vesting Class B Shares over the vesting period. For the years ended December 31, 2011, 2010 and 2009, we recorded compensation expense of $40 thousand annually in connection with these shares.

Warrants

In July 2008, in connection with the issuance of Series B Preferred Stock, we issued warrants to purchase 18.2 million shares of our Class B Shares at an exercise price of $0.00625 per share to an investor. The warrants were allocated a value of $1.4 million, which reduced the proceeds of the Class B Shares and increased paid-in capital. On December 9, 2011, prior to the initial public offering, the investor exercised the warrants and simultaneously elected to convert 16.9 million shares to Class A common stock, with the remainder of the shares converting to Class B common stock.

In July 2009, in connection with a third-party service arrangement, we issued a warrant to purchase 0.7 million shares of our Class B Shares at an exercise price of $0.50375 per share to a service provider. This warrant vested ratably over a period of two years, expires in July 2019, and is exercisable upon issuance. We determined the fair value of the warrant using the Black-Scholes option-pricing model. We recorded $2.8 million, $1.9 million and $0.3 million of expense related to this warrant in 2011, 2010 and 2009, respectively. As of December 31, 2011, these warrants remained outstanding and exercisable.

During 2010, concurrent with the sale of 23.3 million shares of Series B-2 convertible preferred stock, we granted an investor a contingent right to a warrant to purchase 7.8 million shares of Class B common stock at an exercise price of $0.005 per share. We allocated $150 million of proceeds from the investor to the Series B-2 preferred stock and the contingent right to a warrant based on their relative fair values. The amount allocated to the contingent warrant right of $4.6 million was recorded to additional paid-in capital on the date the right was granted and accounted for as a beneficial conversion feature. Because the Series B-2 shares have no stated redemption date, the discount was immediately charged to retained earnings as a deemed dividend. In April 2011, a distribution agreement was executed and the investor’s right to receive the warrant was extinguished.

In June 2011, in connection with a service arrangement with a related party, we issued a warrant to purchase 1.0 million shares of our Class B common stock at an exercise price of $0.05 per share to a service provider. The warrant vests ratably over an eight quarter service term beginning in April 2010 and the warrant expires in April 2012. We determined the fair value of the warrant using the Black-Scholes option-pricing model. We will revalue this warrant each period as services are performed and expense the portion of the warrant that vests each period. In 2011, we recorded $14.0 million of expense related to this warrant, which related to services that were performed from April 2010 through the current period. In June 2011, the service provider fully exercised the warrant. As of December 31, 2011, 0.75 million shares were vested and 0.25 million shares were unvested and subject to repurchase.

Equity Incentive Plans and Stock-Based Compensation

In 2007 we adopted the 2007 Equity Incentive Plan (the 2007 Plan) for the purpose of granting stock options and ZSUs to employees, directors and non-employees. Concurrent with the effectiveness of our initial public offering on December 15, 2011, we adopted the 2011 Equity Incentive Plan (“the 2011 Plan”), and all remaining common shares reserved for future grant or issuance under the 2007 Plan were added to the 2011 Plan. The 2011 Plan was adopted for purposes of granting stock options and ZSUs to employees, directors and non-employees. The maximum number of shares of our Class A common stock that may be issued under our 2011 Plan is 42.5 million shares and excludes the number of shares still available under our 2007 Plan as of the date of our initial public offering in addition to any other stock-based awards granted under the 2007 Plan that otherwise expire or terminate without having been exercised. The number of shares of our Class A common stock reserved for future issuance under our 2011 Plan will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by 4% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year.

The 2007 Plan allowed for the early exercise of options, with unvested shares subject to repurchase at the original exercise price by us in the event of termination of employment with Zynga or termination of service to Zynga in the case of options granted to non-employees. Repurchased shares were returned to the 2007 Plan. The ability to early exercise was eliminated for grants approved after August 31, 2009. 2.1 million and 18.8 million early exercised shares were subject to repurchase as of December 31, 2011 and 2010, respectively.

In 2011 and 2010, employees early exercised 1.5 million and 0.6 million stock options, respectively. As the shares vest, the related liability is reclassified into equity. We recorded a liability of $1.5 million, $0.4 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to these early exercised options. As of December 31, 2011, 16.4 million shares of Class B common stock, which were unvested Series Z convertible preferred stock prior to the initial public offering, remained subject to repurchase.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in our consolidated financial statements:

	Year Ended December 31,
	2011	2010	2009
Expected term, in years	6	6	6
Risk-free interest rates	2.04%	2.70%	1.5 –2.4%
Expected volatility	64%	73%	70 –77%
Dividend yield	—	—	—
Fair value of common stock	$6.44 -$17.09	$6.44	$0.13 – $3.81

For the years ended December 31, 2011, 2010 and 2009, the weighted-average grant date fair value of options granted was $4.17, $4.24, and $0.33, respectively.

We recorded stock-based compensation expense related to grants of employee and consultant stock options, restricted stock, restricted stock units, or ZSUs, and vesting Series Z convertible preferred stock in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenue	$17,660	$2,128	$443
Research and development	374,920	10,242	1,817
Sales and marketing	81,326	7,899	518
General and administrative	126,306	5,425	1,212

Total stock-based compensation	$600,212	$25,694	$3,990

We have granted ZSUs to our employees that generally vest upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied following the Company’s initial public offering in December 2011. Because the liquidity event condition was not met until our initial public offering, in prior periods, we had not recorded any expense relating to our ZSU grants. In the fourth quarter of 2011 we recognized $510 million of stock-based compensation expense associated with ZSUs that vested in connection with our initial public offering. Unamortized stock-based compensation relating to ZSUs amounted to $454.0 million as of December 31, 2011. For outstanding ZSUs as of December 31, 2011 we expect to recognize approximately $293.5 million, $116.0 million, $40.4 million and $4.1 million in 2012, 2013, 2014 and 2015, respectively, in stock-based compensation expense.

As of December 31, 2011, total unrecognized stock-based compensation expense of $15.4 million and $125.0 million related to unvested stock options and unvested shares of Class B common stock that were Series Z convertible preferred stock prior to the initial public offering, respectively, is expected to be recognized over a weighted-average recognition period of approximately 1.5 years.

The following table shows stock option activity for 2011 (in thousands, except weighted average exercise price and contractual term):

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted Average Contractual Term (In years)
Balance as of December 31, 2010	122,848	0.80	689,500
Stock option grants	1,080	7.22
Stock option forfeitures and cancellations	(12,885)	2.55
Stock option exercises	(8,729)	0.45

Balance as of December 31, 2011	102,314	$0.69	$892,135	7.04

As of December 31, 2011
Exercisable options	92,326	$0.54	$819,270	6.94
Vested and expected to vest	100,582	$0.68	$878,177	7.03

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $78.2 million, $110.6 million, and $0.01 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2011, 2010, and 2009 was $17.5 million, $12.9 million and $1.0 million, respectively.

The following table shows a summary of ZSU activity for 2011 (in thousands, except weighted average remaining term):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2010	44,179	$6.435
Granted	66,907	$13.13
Vested	(24,367)	$7.83
Forfeited and cancelled	(6,901)	$10.89

Unvested as of December 31, 2011	79,818	$11.24	1.45	$751,090

For ZSUs that vested in 2011, approximately 16.0 million shares were issued net of shares withheld of approximately 8.3 million to satisfy minimum tax withholding obligations. The aggregate intrinsic value of the net settled shares converted into Class B common stock for the twelve months ended December 31, 2011 was $150.8 million. In 2010, we granted 41.9 million ZSUs with a weighted average fair value of $6.44.

In December 2010, we cancelled an aggregate of 4.2 million unvested ZSUs held by certain of our employees in order to maintain compliance with certain laws. The ZSUs were cancelled with no consideration given. In March 2011, our board of directors approved a grant of 1.1 million ZSUs to the then current employees impacted by this cancellation, all of which vested on the date of our initial public offering. Our board of directors also approved a grant of 3.1 million ZSUs to these employees that have a 32 month service period condition that is fulfilled monthly and were also subject to the liquidity condition (initial public offering or change of control) in order to vest. These ZSUs had a grant date fair value of $6.44 per share. We also paid this group of employees retention cash bonus payments totaling $3.6 million.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our board of directors in September 2011 and by our stockholders in November 2011. The maximum number of shares of our Class A common stock that may be issued under our 2011 ESPP is 8,500,000 shares.

Our 2011 ESPP permits participants to purchase shares of our Class A common stock through payroll deductions up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock on the first day of an offering or on the date of purchase. The ESPP offers a six month look-back feature as well as an automatic reset feature that will roll the funds contributed by plan participants automatically into the next offering period if the price declines. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.

As of December 31, 2011, there were no employee contributions made to the 2011 ESPP, and as a result, no stock-based compensation expense was recognized in 2011.

Common Stock Reserved for Future Issuance

For the period ended shown below, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2011
Common stock warrants	695
Stock options outstanding	102,314
ZSUs outstanding	79,818
Stock options and ZSUs reserved for future issuance	5,283
2011 Equity Incentive Plan	42,500
2011 Employee Stock Purchase Plan	8,500

239,110

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	December 31,
	2011	2010	2009
Unrealized gains (losses) on available-for-sale securities	$(91)	$117	$3
Foreign currency translation	453	(3)	18

10. Net Income (Loss) Per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method required for participating securities. Prior to the date of the initial public offering, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Additionally, we consider shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings (see Note 9 to the consolidated financial statements for a description), are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.

Basic net income (loss) per common share is computed by dividing total undistributed earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. For the 2011 basic net income (loss) per common share calculation, convertible preferred shares were weighted as participating securities through December 15, 2011, the effective date of the initial public offering. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities, including stock options, warrants and unvested ZSUs. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B and Class C common stock, while the diluted net income (loss) per share of Class B and Class C common stock does not assume the conversion of those shares into Class A common stock. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares including both outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2011			2010			2009
	Class	Class	Class	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C	A	B	C
BASIC:
Net income (loss)	$(8,522)	$(367,051)	$(28,743)	$—	$82,293	$8,302	$—	$(46,512)	$(6,310)
Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	—	—	(4,169)	(421)	—	—	—
Net income attributable to participating securities	—	—	—	—	(52,785)	(5,325)	—	—	—

Net income (loss) attributable to common stockholders	$(8,522)	$(367,051)	$(28,743)	$—	$25,339	$2,556	$—	$(46,512)	$(6,310)

Weighted average common shares outstanding	6,083	261,999	20,517	—	203,364	20,517	—	151,234	20,517

Basic net income per share	$(1.40)	$(1.40)	$(1.40)	$—	$0.12	$0.12	$—	$(0.31)	$(0.31)

DILUTED:
Net income (loss) attributable to common stockholders	$(8,522)	$(367,051)	$(28,743)	$—	$25,339	$2,556	$—	$(46,512)	$(6,310)
Reallocation of net income (loss) attributable to participating securities	—	—	—	—	6,860	—	—	—	—
Reallocation of net income (loss) as a result of conversion of Class C shares Class B to Class B shares and Class A shares	$(28,743)	—	—	—	2,556	—	—	(6,310)	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	$(367,051)	—	—	—	—	—	—	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	—	—	—	—	(390)	—	—	—

Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(404,316)	$(367,051)	$(28,743)	$—	$34,755	$2,166	$—	$(52,822)	$(6,310)

Number of shares used in basic computation	6,083	261,999	20,517	—	203,364	20,517	—	151,234	20,517
Conversion of Class C to Class B and Class A common shares outstanding	20,517			—	20,517	—	—	20,517	—
Conversion of Class B to Class A common shares outstanding	261,999	—	—	—	—	—	—	—	—
Weighted average effect of dilutive securities:
Employee stock options	—	—	—	—	94,301	—	—	—	—
Warrants	—	—	—	—	11,074	—	—	—	—
ZSUs	—	—	—	—	—	—	—	—	—

Number of shares used in diluted net income (loss) per share	288,599	261,999	20,517	—	329,256	20,517	—	171,751	20,517

Diluted net income (loss) per share	$(1.40)	$(1.40)	$(1.40)	$—	$0.11	$0.11	$—	$(0.31)	$(0.31)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share and pro forma diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	103,565	5,235	12,768
Warrants	17,215	—	18,507
Unvested ZSUs	47,392	—	—

Total	168,172	5,235	31,275

11. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities space. In 2010, we executed an operating lease agreement for 267,000 square feet of office space for our headquarters in San Francisco, California. The lease term is seven years from the defined commencement date, with options to renew for two five-year terms. Under the terms of the lease we were provided $13.6 million in leasehold incentives and $9.8 million in rent abatements. In 2011 this agreement was amended three times to add an aggregate of approximately 140,000 square feet of additional office space. Under the terms of the amendments we were provided an aggregate of $4.9 million in leasehold incentives and $5.2 million in rent abatements. Currently we intend to maintain our headquarters in San Francisco through the initial lease term, and therefore, amortize associated incentives and recognize rent associated with the lease on a straight line basis over the initial lease term. The minimum lease commitments for this lease agreement are included in the table below. Future minimum lease payments that have initial or remaining non-cancelable lease terms as of December 31, 2011, are as follows (in millions):

Year ending December 31:
2012	$31.1
2013	37.3
2014	40.1
2015	38.8
2016 and thereafter	110.0

$257.3

Rent expense on operating leases for facilities for the years ended December 31, 2011, 2010 and 2009 totaled $14.4 million, $7.0 million and $2.2 million, respectively. Future lease obligations increased in 2011 for costs related to additional leases and amendments.

Other Purchase Commitments

We have entered into several service contracts for hosting of data systems and payment processing. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of December 31, 2011, are as follows (in millions):

Year ending December 31:
2012	$9.3
2013	1.7
2014	0.2

$11.2

Future minimum purchase commitments increased in 2011 for costs associated with hosting of data systems.

Legal Matters

From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive notification alleging infringement of patent or other intellectual property rights. Adverse results in litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenues for us and otherwise harm our business. Although the results of litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible loss related to any pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

Included in general and administrative expense within the consolidated statements of operations for the year ended December 31, 2010 is a net gain of $39.3 million related to legal settlements.

Indemnification Agreements

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

12. 401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. To date, we have not made any matching contributions to this plan.

13. Geographical Information

The following represents our geographic revenue based on the location of our players:

Revenue (in thousands)
	Year Ended December 31,
	2011	2010	2009
United States	$734,469	$402,010	$88,440
All other countries(1)	405,631	195,449	33,027

Total revenue	$1,140,100	$597,459	$121,467

(1)	No country exceeded 10% of our total revenue for any periods presented.

Property and equipment, net (in thousands)
	Year Ended December 31,
	2011	2010	2009
United States	$242,552	$73,649	$34,827
All other countries	4,188	1,310	—

Total property and equipment, net	$246,740	$74,959	$34,827

14. Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. Per the terms of the credit agreement, we paid upfront fees of $2.5 million, which were capitalized and are to be amortized over the term of the credit agreement, and we are required to pay ongoing commitment fees of up to $625,000 each quarter based on the portion of the credit facility that is not drawn down. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the credit agreement. We have not drawn down any funds under the terms of the credit agreement.

15. Related Party Transactions

In March 2011, we repurchased 7.8 million shares of Class B common stock from Mr. Pincus for a total purchase price of $109.5 million. The per share repurchase amount of $13.96 was deemed to be the fair value on the date of the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.zynga.com) under “Corporate Governance.” We will provide a copy of these documents to any person, without charge, upon request, by writing to us at Zynga Inc., Investor Relations Department, 699 Eighth Street, San Francisco, California 94103. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
Year Ended December 31, 2011	$325	—	$(162)	$163
Year Ended December 31, 2010	$356	$9	$(40)	$325
Year Ended December 31, 2009	$210	$175	$(29)	$356

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(2)	Amended and Restated Bylaws of Zynga Inc.

4.1(3)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1(4)	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011.

10.2(5)+	Zynga Inc. 2007 Equity Incentive Plan.

10.3(6)+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan.

10.4(6)+	Zynga Inc. 2011 Equity Incentive Plan.

10.5(6)+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan.

10.6(6)+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers.

10.7(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Steven Chiang, dated October 26, 2011.

10.8(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Reginald D. Davis, dated October 26, 2011.

10.9(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Cadir Lee, dated October 21, 2011.

10.10(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Pincus, dated November 16, 2011.

10.11(6)+	Amended and Restated Offer Letter, between Zynga Inc. and John Schappert, dated July 22, 2011.

10.12(6)+	Transition Letter Agreement, between Zynga Inc. and Owen Van Natta, dated November 16, 2011.

10.13(6)+	Amended and Restated Offer Letter, between Zynga Inc. and David M. Wehner, dated November 16, 2011.

10.14(3)	Office Lease by and between 650 Townsend Associates LLC and Zynga Inc., dated September 24, 2010; First Amendment to Lease dated February 17, 2011; Second Amendment to Lease dated March 25, 2011; and Third Amendment to Lease dated September 27, 2011.

10.15(6)†	Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated May 15, 2010 and Amendment No. 1 to Developer Addendum, dated October 13, 2011.

10.18(7)	Warrant to Purchase Class B Common Stock, dated July 31, 2009, issued to Allen & Company LLC.

10.19(7)	Warrant to Purchase Class B Common Stock, dated June 16, 2011, issued to Kleiner Perkins Caufield & Byers, LLC.

10.20(5)	Zynga Inc. 2011 Employee Stock Purchase Plan.

10.21(4)	Revolving Credit Agreement, dated July 21, 2011, among Zynga Inc., The Lenders Party hereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.22(4)	Office Lease by and between Chip Factory Commercial LLC and Zynga Inc., dated January 2008; Amendment to Lease, dated November 1, 2008; Amendment to Lease, dated February 1, 2011.

Exhibit No.	Description of Exhibit

10.23(6)+	Zynga Inc. Change in Control Severance Benefit Plan.

10.24(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Vranesh, dated October 25, 2011.

10.25(6)+	Amended and Restated Offer Letter between Zynga Inc. and Jeff Karp, dated October 25, 2011

10.26(6)+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan.

10.27(6)+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.

32.1*•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
•	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended,
(1)	Incorporated by reference to Exhibit 3.2 to Zynga Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 11, 2011.
(2)	Incorporated by reference to Exhibit 3.4 to Zynga Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 11, 2011.
(3)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 4, 2011.
(4)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on August 11, 2011.
(5)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 7 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on December 2, 2011.
(6)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 11, 2011.
(7)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No.1 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on July 18, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 28, 2012.

ZYNGA INC.

By:	/s/ Mark Pincus
Mark Pincus Chairman of the Board and Chief Executive Officer

By:	/s/ David M. Wehner
David M. Wehner Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Wehner and Reginald D. Davis, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus Mark Pincus	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ David M. Wehner David M. Wehner	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Mark Vranesh Mark Vranesh	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012

/s/ William “Bing” Gordon William “Bing” Gordon	Director	February 28, 2012

/s/ Reid Hoffman Reid Hoffman	Director	February 28, 2012

/s/ Jeffrey Katzenberg Jeffrey Katzenberg	Director	February 28, 2012

Signature	Title	Date

/s/ Stanley J. Meresman Stanley J. Meresman	Director	February 28, 2012

/s/ Sunil Paul Sunil Paul	Director	February 28, 2012

/s/ John Schappert John Schappert	Director	February 28, 2012

/s/ Owen Van Natta Owen Van Natta	Director	February 28, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(2)	Amended and Restated Bylaws of Zynga Inc.

4.1(3)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1(4)	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011.

10.2(5)+	Zynga Inc. 2007 Equity Incentive Plan

10.3(6)+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan.

10.4(6)+	Zynga Inc. 2011 Equity Incentive Plan

10.5(6)+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan.

10.6(6)+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers.

10.7(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Steven Chiang, dated October 26, 2011.

10.8(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Reginald D. Davis, dated October 26, 2011.

10.9(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Cadir Lee, dated October 21, 2011.

10.10(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Pincus, dated November 16, 2011.

10.11(6)+	Amended and Restated Offer Letter, between Zynga Inc. and John Schappert, dated July 22, 2011.

10.12(6)+	Transition Letter Agreement, between Zynga Inc. and Owen Van Natta, dated November 16, 2011.

10.13(6)+	Amended and Restated Offer Letter, between Zynga Inc. and David M. Wehner, dated November 16, 2011.

10.14(3)	Office Lease by and between 650 Townsend Associates LLC and Zynga Inc., dated September 24, 2010; First Amendment to Lease dated February 17, 2011; Second Amendment to Lease dated February 25, 2011; and Third Amendment to Lease dated September 27, 2011.

10.15(6)†	Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated May 15, 2010 and Amendment No. 1 to Developer Addendum, dated October 13, 2011.

10.18(7)	Warrant to Purchase Class B Common Stock, dated July 31, 2009, issued to Allen & Company LLC.

10.19(7)	Warrant to Purchase Class B Common Stock, dated June 16, 2011, issued to Kleiner Perkins Caufield & Byers, LLC.

10.20(5)	Zynga Inc. 2011 Employee Stock Purchase Plan.

10.21(4)	Revolving Credit Agreement, dated July 21, 2011, among Zynga Inc., The Lenders Party hereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.22(4)	Office Lease by and between Chip Factory Commercial LLC and Zynga Inc., dated January 2008; Amendment to Lease, dated November 1, 2008; Amendment to Lease, dated February 1, 2011.

Exhibit No.	Description of Exhibit

10.23(6)+	Zynga Inc. Change in Control Severance Benefit Plan.

10.24(6)+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Vranesh, dated October 25, 2011.

10.25(6)+	Amended and Restated Offer Letter between Zynga Inc. and Jeff Karp, dated October 25, 2011

10.26(6)+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan.

10.27(6)+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature page).

31.1*	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.

32.1•*	Certification of the Chief Executive Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
•	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 3.2 to Zynga Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 11, 2011.
(2)	Incorporated by reference to Exhibit 3.4 to Zynga Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 11, 2011.
(3)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 4, 2011.
(4)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on August 11, 2011.
(5)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 7 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on December 2, 2011.
(6)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on November 11, 2011.
(7)	Incorporated by reference to the same numbered exhibit to Zynga Inc.’s Amendment No.1 to Registration Statement on Form S-1 (SEC File No. 333-175298) filed on July 18, 2011.