Form 10-Q
period 2012-03-31
ZYNGA INC
filed 2012-05-08
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35375

Zynga Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1733483
(State of Incorporation)	(IRS Employer Identification No.)

699 Eighth Street
San Francisco, CA	94103
(Address of Principal Executive Offices)	(Zip Code)

(855) 449-9642

(Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

As of April 15, 2012, there were 218,969,756 shares of the Registrant’s Class A common stock outstanding, 496,552,654 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” mean daily active users of our games, “MAUs” mean monthly active users of our games, “MUUs” mean monthly unique users of our games, “MUPs” mean monthly unique payers for our games and “ABPU” means average daily bookings per average DAU. Unless otherwise indicated, these metrics are based on internally-derived measurements across all platforms on which our games are played. For further information about DAUs, MAUs, MUUs, MUPs and ABPU as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future relationship with Facebook;

•	our corporate strategy and initiatives;

•	launching new games and enhancements to games that are commercially successful;

•	user traffic to Zynga.com and publishing games from third-party developers on Zynga.com;

•	continued growth in demand for virtual goods and in the social games industry;

•	building and sustaining our franchise games;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	retaining and adding players and increasing the monetization of our player base;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	designing games for mobile and other non-PC devices, and pursuing mobile initiatives generally;

•	our successful growth internationally and in advertising revenue;

•	our evaluation of new business opportunities, including online gambling;

•	maintaining, protecting and enhancing our intellectual property;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	successfully acquiring and integrating companies and assets.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$361,074	$1,582,343
Marketable securities	701,662	225,165
Accounts receivable, net of allowance of $163 at March 31, 2012 and December 31, 2011	146,746	135,633
Income tax receivable	6,430	18,583
Deferred tax assets	21,794	23,515
Restricted cash	260,021	3,846
Other current assets	47,674	34,824

Total current assets	1,545,401	2,023,909
Long-term marketable securities	458,731	110,098
Goodwill	195,796	91,765
Other intangible assets, net	143,426	32,112
Property and equipment, net	255,251	246,740
Restricted cash	60	4,082
Other long-term assets	7,281	7,940

Total assets	$2,605,946	$2,516,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,312	$44,020
Other current liabilities	181,899	167,271
Deferred revenue	478,303	457,394

Total current liabilities	704,514	668,685
Deferred revenue	10,534	23,251
Deferred tax liabilities	53,020	13,950
Other non-current liabilities	62,508	61,221

Total liabilities	830,576	767,107
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital—authorized: 2,020,517 shares; outstanding: 732,178 shares (Class A, 158,317, Class B, 553,344, Class C, 20,517) as of March 31, 2012 and 721,592 shares (Class A, 121,381, Class B, 579,694 Class C, 20,517) as of December 31, 2011	2,537,103	2,426,168
Treasury stock	(282,924)	(282,897)
Accumulated other comprehensive income	636	362
Accumulated deficit	(479,445)	(394,094)

Total stockholders’ equity	1,775,370	1,749,539

Total liabilities and stockholders’ equity	$2,605,946	$2,516,646

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$320,972	$242,890
Costs and expenses:
Cost of revenue	90,122	67,662
Research and development	186,876	71,760
Sales and marketing	56,837	40,156
General and administrative	72,715	27,110

Total costs and expenses	406,550	206,688
Income (loss) from operations	(85,578)	36,202
Interest income	1,291	518
Other (expense), net	(1,142)	(736)

Income (loss) before income taxes	(85,429)	35,984
(Provision for) / benefit from income taxes	78	(19,226)

Net income (loss)	$(85,351)	$16,758

Net income attributable to participating securities	—	15,416

Net income (loss) attributable to common stockholders	$(85,351)	$1,342

Net income (loss) per share attributable to common stockholders
Basic	$(0.12)	$0.01

Diluted	$(0.12)	$0.00

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	707,693	258,168

Diluted	707,693	358,312

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,

	2012	2011
Net income (loss)	$(85,351)	$16,758
Other comprehensive income (loss):
Change in foreign currency translation adjustment	121	(3)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	153	(74)

Other comprehensive income (loss)	274	(77)

Comprehensive income (loss)	$(85,077)	$16,681

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(85,351)	$16,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,398	17,847
Stock-based expense	133,851	14,506
Accretion and amortization on marketable securities	2,836	868
Loss from sale of property and equipment	12	—
Deferred income taxes	(1,286)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,617)	(21,791)
Income tax receivable	14,242	14,661
Other assets	(4,818)	4,346
Accounts payable	(283)	5,074
Deferred revenue	8,192	43,708
Other liabilities	(12,359)	7,680

Net cash provided by operating activities	78,817	103,657

Investing activities:
Purchases of marketable securities	$(964,741)	$(272,418)
Sales of marketable securities	16,747	1,501
Maturities of marketable securities	116,126	285,699
Acquisition of property and equipment	(34,994)	(50,222)
Acquisition of purchased technology and other intangible assets	(3,139)	(1,640)
Business acquisitions, net of cash acquired	(182,164)	(10,438)
Restricted cash	(224,952)	(8,020)
Purchases of other investments	(38)	—

Net cash used in investing activities	(1,277,155)	(55,538)

Financing activities:
Taxes paid related to net share settlement of ZSUs	$(23,500)	$—
Repurchases of common stock	—	(261,270)
Exercise of stock options	533	1,205
Net proceeds from issuance of preferred stock	—	485,314

Net cash provided by (used in) financing activities	(22,967)	225,249

Effect of exchange rate changes on cash and cash equivalents	36	21
Net increase (decrease) in cash and cash equivalents	(1,221,269)	273,389
Cash and cash equivalents, beginning of period	1,582,343	187,831

Cash and cash equivalents, end of period	$361,074	$461,220

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets and operates online social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue primarily through the in-game sale of virtual goods. Our operations are headquartered in San Francisco, California, and we have several operating locations in the United States as well as various international office locations in Asia and Europe.

We were originally organized in April 2007 as a California limited liability company under the name Presidio Media LLC, converted to a Delaware corporation in October 2007 and changed our name to Zynga Inc. in November 2010. We completed our initial public offering in December 2011 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the operations of Zynga and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to our accounting policies since our Annual Report that have had a significant impact on our consolidated financial statements and related notes.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2012, the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011, the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2012, the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011 and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives of virtual goods that we use for revenue recognition, the chargeback reserve for our third-party payment processors, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based expense and evaluation of goodwill and long-lived assets for impairment. Actual results could differ materially from those estimates.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. We adopted this standard effective in the first quarter of 2012.

Common Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued an amendment to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted this standard effective in the first quarter of 2012 with no material impact on our consolidated financial statements and disclosures.

Testing of Goodwill Impairment

In September 2011, the FASB issued an amendment to an existing accounting standard which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary, thereby only requiring the current two-step test to be completed if management’s qualitative assessment indicates a reporting unit’s carrying value is in excess of its fair value. We adopted this standard effective in the first quarter of 2012 with no material impact on our consolidated financial statements and disclosures.

2. Marketable Securities

The following tables summarize the Company’s amortized cost, gross unrealized gains and losses and fair value of its available-for-sale investments in marketable securities (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(unaudited)
U.S. government debt securities	$779,654	$70	$(278)	$779,446
Corporate debt securities	380,677	529	(259)	380,947

Total	$1,160,331	$599	$(537)	$1,160,393

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$267,635	$53	$(53)	$267,635
Corporate debt securities	67,657	35	(64)	67,628

Total	$335,292	$88	$(117)	$335,263

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

March 31, 2012
(unaudited)
Due within one year	$701,662
One year through three years	458,731

Total	$1,160,393

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of March 31, 2012, we had unrealized losses of $0.5 million related to marketable securities with a fair value of $806.7 million. As of December 31, 2011, we had unrealized losses of $0.1 million related to marketable securities with a fair value of $111.1 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of March 31, 2012 and December 31, 2011, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company’s ability and intent to hold the security and whether it is more likely than not that the Company will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities and accounts receivable. Accounts receivable, net of bad debt allowance, are stated at their carrying value, which approximates fair value due to the short time to expected receipt of cash.

Cash equivalents and short-term and long-term marketable securities, consisting of money market funds and U.S. government and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that knowledgeable and willing market participants would use in pricing an asset or liability. We use a three-tier value hierarchy, which prioritizes based on the inputs used in measuring fair value as follows:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

The composition of our securities among the three levels of the fair value hierarchy is as follows (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Money market funds	$214,913	$—	$—	$214,913
U.S. government debt securities	—	779,447	—	779,447
Corporate debt securities	—	403,447	—	403,447

Total	$214,913	$1,182,894	$—	$1,397,807

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,375,918	$—	$—	$1,375,918
U.S. government debt securities	—	267,635	—	267,635
Corporate debt securities	—	68,334	—	68,334

Total	$1,375,918	$335,969	$—	$1,711,887

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Computer equipment	$266,686	$243,986
Software	26,693	25,119
Furniture and fixtures	11,909	9,474
Leasehold improvements	71,299	67,456

	376,587	346,035
Less accumulated depreciation	(121,336)	(99,295)

Total property and equipment, net	$255,251	$246,740

In April 2012, we purchased our corporate headquarters building in San Francisco, California for $233.7 million. Pursuant to the agreement, we agreed to acquire (i) the building located at 650 Townsend Street, San Francisco, California consisting of approximately 670,000 square feet of space, (ii) fee title to the real property where the building is located, (iii) property located in the building which was owned by the seller and used to operate and maintain the building and (iv) leases and other intangible property related to the building and real property. At March 31, 2012, we deposited $229 million in escrow, which is classified as short-term restricted cash as of March 31, 2012. The purchase will be accounted for as a business combination pursuant to (ASC) 805, Business Combinations.

5. Acquisitions

Acquisition of OMGPOP. On March 21, 2012, we acquired 100% of the outstanding stock of OMGPOP, Inc., a provider of social games for mobile phones, tablets, PCs and social network sites, for purchase consideration of approximately $183.1 million in cash. We acquired OMGPOP to expand our social games offerings, particularly on mobile platforms.

As a result of this acquisition, we recorded $82.3 million of developed technology, $33.3 million of branding intangible assets, $5.5 million of net tangible assets acquired, $42.1 million of deferred tax liabilities assumed and $104.3 million of residual goodwill. Goodwill from the acquisition represents the excess of the purchase price over the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce of the acquired business and the synergies expected to arise after our acquisition of the business. The preliminary fair values of assets acquired and liabilities assumed for the acquisition are subject to change as we obtain additional information for our estimates during the respective measurement period, up to one year. The primary areas that are not yet finalized relate to certain tangible assets and liabilities, acquired income and non-income based taxes and residual goodwill. The results of OMGPOP have been included in our consolidated results of operations from the date of acquisition and were not material.

The useful lives for the developed technology and branding intangible assets acquired in the OMGPOP acquisition are expected to be three years and seven years, respectively, and will be amortized on a straight-line basis.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2011 to March 31, 2012 are as follows (in thousands, unaudited):

Goodwill – December 31, 2011	$91,765
Additions	104,327
Foreign currency translation adjustments	(297)

Goodwill – March 31, 2012	$195,796

Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2012 and 2011 was $7.0 million and $6.1 million, respectively. As of March 31, 2012, future amortization expense related to the intangible assets will be recognized in the periods shown below (in thousands, unaudited):

Year ending December 31:
2012	$39,652
2013	37,051
2014	33,222
2015	11,891
2016 and thereafter	15,511

$137,327

7. Income Taxes

The benefit from / (provision for) income taxes decreased $19.3 million in the first quarter of 2012. The decrease was attributable to the decrease in pre-tax income of $121.4 million in the first quarter of 2012, which was primarily driven by higher stock-based expense. The income tax expense for the three months ended March 31, 2011 was impacted by non-deductible stock-based expense and the costs of implementing our international structure.

For the foreseeable future, our effective tax rate will be impacted by additional tax expense associated with the implementation of our international tax structure and the deductibility of stock-based expense. As the implementation of our international tax structure is completed, we anticipate that our effective tax rate will be lower than the U.S. statutory rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011

	(unaudited)
Customer deposits	$44,471	$50,140
Accrued payable from acquisitions	36,099	7,242
Other current liabilities	101,329	109,889

Total other current liabilities	$181,899	$167,271

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued payable from acquisitions mainly relates to amounts held in escrow under the terms of certain of our merger agreements. Other current liabilities include various expenses accrued by the Company for transaction taxes, acquisition-related expenses, compensation liabilities and accrued accounts payable.

9. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cost of revenue	$6,818	$551
Research and development	78,146	9,333
Sales and marketing	12,915	2,440
General and administrative	35,972	2,182

Total stock-based expenses	$133,851	$14,506

The following table shows stock option activity for the three months ended March 31, 2012 (in thousands, except weighted-average exercise price and contractual term):

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted Average Contractual Term (In years)
	(unaudited)
Balance as of December 31, 2011	102,314	$0.69	$892,135	7.04
Stock option grants	—	—
Stock option forfeitures and cancellations	(947)	0.47
Stock option exercises	(2,906)	0.19

Balance as of March 31, 2012	98,461	$0.71	$1,225,126	7.05

The following table shows a summary of ZSU activity for the three months ended March 31, 2012 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSU’s
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs	Weighted Average Remaining Term (In years)
	(unaudited)
Unvested as of December 31, 2011	79,818	$11.24	$751,090	1.45
Granted	11,014	13.89
Vested	(9,166)	11.57
Forfeited and cancelled	(4,937)	10.86

Unvested as of March 31, 2012	76,729	$11.61	$1,008,986	1.62

In March 2012, we donated one million shares of Class A common stock to Zynga.org, an unaffiliated non-profit organization that was formed in March 2012 to support charitable causes in the communities in which we conduct business. Zynga.org is a separate legal entity in which we have no financial interest and do not exercise control and, accordingly, is not consolidated in our consolidated financial statements. For our contribution of Class A common stock we recorded $13.1 million of stock-based expense, which is included in general and administrative expenses, equal to the fair value of the shares of Class A common stock issued.

10. Net Income (Loss) Per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method required for participating securities. Prior to the date of the initial public offering, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Additionally, we consider shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.

Basic net income (loss) per common share is computed by dividing total undistributed earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities, including stock options, warrants and unvested ZSUs. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares including outstanding stock options, warrants and ZSUs.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2012			2011
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss)	$(15,208)	$(67,668)	$(2,475)	$—	$15,426	$1,332
Net income attributable to participating securities	—	—	—	—	14,191	1,225

Net income (loss) attributable to common stockholders	$(15,208)	$(67,668)	$(2,475)	$—	$1,235	$107

Weighted-average common shares outstanding	126,102	561,074	20,517	—	237,651	20,517

Basic net income per share	$(0.12)	$(0.12)	$(0.12)	$—	$0.01	$0.01

DILUTED:
Net income (loss) attributable to common stockholders	$(15,208)	$(67,668)	$(2,475)	$—	$1,235	$107
Reallocation of net income attributable to participating securities	—	—	—	—	259	—
Reallocation of net income (loss) as a result of conversion of Class C shares to Class B and Class A shares	(2,475)	—	—	—	107	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(67,668)	—	—	—	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	—	—	—	—	(15)

Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(85,351)	$(67,668)	$(2,475)	$—	$1,601	$92

Number of shares used in basic computation	126,102	561,074	20,517	—	237,651	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	—	20,517
Conversion of Class B to Class A common shares outstanding	561,074	—	—	—	—	—
Weighted-average effect of dilutive securities:
Employee stock options	—	—	—	—	88,488	—
Warrants	—	—	—	—	11,656	—

Number of shares used in diluted net income (loss) per share	707,693	561,074	20,517	—	358,312	20,517

Diluted net income (loss) per share	$(0.12)	$(0.12)	$(0.12)	$—	$—	$—

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Stock options	99,458	940
Warrants	695	—
Restricted shares	19,424	—
ZSUs	75,003	—

Total	194,580	940

11. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. In 2010, we executed an operating lease agreement for 267,000 square feet of office space for our headquarters in San Francisco, California. The lease term is seven years from the defined commencement date, with options to renew for two five-year terms. Under the terms of the lease we were provided $13.6 million in leasehold incentives and $9.8 million in rent abatements. In 2011, this agreement was amended to add an aggregate of approximately 140,000 square feet of additional office space. Under the terms of the amendments, we were provided an aggregate of $4.9 million in leasehold incentives and $5.2 million in rent abatements. In April 2012, we completed the purchase of our corporate headquarters building in San Francisco, California for $233.7 million from 650 Townsend Associates LLC and terminated the lease agreement for the facilities. Because the lease termination did not occur until April 2012, the minimum lease commitments for our corporate headquarters building are included in the table below. Future minimum lease payments that have initial or remaining non-cancelable lease terms as of March 31, 2012, are as follows (in thousands, unaudited):

Year ending December 31:
2012	$24,446
2013	37,398
2014	40,115
2015	38,781
2016 and thereafter	110,092

$250,832

Included in the table above are $2.2 million, $7.4 million, $10.2 million, $10.6 million and $26.4 million of future minimum lease payments associated with the lease of our corporate headquarters building in the years ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. These lease commitments were cancelled in April 2012 after the purchase of the building was completed.

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

12. Revenue by Type and Geographical Information

Revenue by Type

The following table presents the components of revenue (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Online game	$292,780	$229,898
Advertising	28,192	12,992

Total revenue	$320,972	$242,890

Geographical Information

The following represents our geographic revenue based on the location of our players (in thousands):

Revenue	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
United States	$196,454	$159,529
All other countries(1)	124,518	83,361

Total revenue	$320,972	$242,890

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net
	March 31, 2012	December 31, 2011
	(unaudited)
United States	$250,827	$242,552
All other countries	4,424	4,188

Total property and equipment, net	$255,251	$246,740

13. Subsequent Events

In April 2012, we completed a secondary offering that allowed certain of our stockholders to sell 49.4 million shares of Class A common stock for approximately $593 million, net of underwriting discounts and commissions of approximately $18 million, including the full exercise of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of the shares. The principal purpose of the offering was to facilitate an orderly distribution of shares and to increase our public float.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are the world’s leading online social game developer with 292 million average MAUs in 175 countries. We have launched the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com, wherever and whenever our players want. All of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising.

We are a pioneer and innovator of social games and a leader in making play a core activity on the Internet. Our objective is to become the worldwide leader in play by connecting the world through games.

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

We began migrating to Facebook Credits in July 2010, and in April 2011, we completed this migration. Under the addendum, Facebook remits to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. We recognize revenue net of amounts retained by Facebook. Prior to this addendum, we used third-party payment processors and paid these processors service fees ranging from 2% to 10% of the purchase price of our virtual goods which were recorded in cost of revenue. Players can purchase Facebook Credits from Facebook, directly through our games or through game cards purchased from retailers and distributors.

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including credit cards, PayPal, Apple iTunes accounts and direct wires. Players can purchase game cards from retailers and distributors for use on these platforms.

Advertising. Advertising revenue primarily includes branded virtual goods and sponsorships, engagement ads and offers, mobile ads, display ads and licensing. We generally report our advertising revenue net of amounts due to advertising agencies and brokers.

Revenue growth will depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of virtual goods and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

Recent Developments

Game Launches. We launched six games during the first quarter of 2012, including two titles on web-based platforms: Hidden Chronicles, our first game in the hidden object category, and Zynga Slingo, our first game in the arcade category. We released four titles on mobile platforms: Scramble with Friends, Dream PetHouse, Dream Heights and Draw Something, which we acquired in March in connection with the acquisition of OMGPOP.

Zynga Platform. On March 1, 2012, we announced the Zynga Platform, which includes Zynga.com, a new destination for social games, and Zynga Platform Partners, a program that allows third-party game developers to create and publish games on Zynga.com. On March 5, 2012 we launched the beta version of Zynga.com. As a destination dedicated to social games, Zynga.com allows players to play with existing friends and connect with other players who share a common interest in our games, such as CityVille, CastleVille and Words With Friends, and, in the future, games from other third-party developer partners. In addition, because Zynga.com is integrated with Facebook, our players can continue to log in with their Facebook ID, easily play games with their existing Facebook friends and use Facebook Credits to purchase virtual goods.

Acquisition of OMGPOP. On March 21, 2012, we acquired 100% of the outstanding stock of OMGPOP, Inc., a provider of social games, including Draw Something, for mobile phones, tablets, PCs and social network sites, for purchase consideration of approximately $183.1 million in cash. We acquired OMGPOP to expand our social games offerings, particularly on mobile platforms.

Building Purchase. In March 2012, we entered into an agreement to purchase our corporate headquarters building in San Francisco, California for $233.7 million from 650 Townsend Associates LLC. Pursuant to the agreement, on April 2, 2012, we acquired (i) the building located at 650 Townsend Street, San Francisco, California consisting of approximately 670,000 square feet of space, (ii) fee title to the real property (i.e. land) where the building is located, (iii) personal property located in the building which was previously owned by the seller and used in the operation and maintenance of the building and (iv) leases and other intangible property related to the building and real property. Our remaining lease commitments for the building were cancelled in April 2012 after the purchase was completed.

Secondary Offering. On April 3, 2012, we completed an underwritten public offering of 49,414,526 shares of our Class A common stock. All of the shares were sold by selling stockholders at a price to the public of $12.00 per share. As part of the offering, all selling stockholders, as well as all officers and directors, agreed to lock-up agreements that extended the transfer restrictions on their remaining shares owned until at least 90 days following the offering. The principal purposes of the offering were to facilitate an orderly distribution of shares and to increase the company’s public float. We did not receive any proceeds from the sale of shares in the offering.

Zynga.org. In March 2012, we donated one million shares of Class A common stock to Zynga.org, an unaffiliated non-profit organization that was formed in March 2012 to support charitable causes in the communities in which we conduct business.

Key Metrics

We regularly review a number of metrics, including the following key financial and operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus the change in deferred revenue during the period. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed. Advertising sales which consist of certain branded virtual goods and sponsorships is also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. Bookings, as opposed to revenue, is the fundamental top-line metric we use to manage our business, as we believe it is a better indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with US GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$320,972	$242,890
Change in deferred revenue	8,192	43,708

Bookings	$329,164	$286,598

In July 2010, we began migrating to Facebook Credits as the primary payment method for our games played through Facebook, and by April 2011, we had completed this migration. Facebook remits to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. We record bookings and recognize revenue net of the amounts retained by Facebook. Prior to adoption of Facebook Credits, we recorded a majority of our online game revenue at the gross price charged to the customer.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for (provision for) / benefit from income taxes; other income (expense), net; interest income; gain (loss) from legal settlements; depreciation and amortization; stock-based expense and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure we use to evaluate our financial and operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with US GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(85,351)	$16,758
(Provision for) / benefit from income taxes	(78)	19,226
Other income (expense), net	1,142	736
Interest income	(1,291)	(518)
Gain (loss) from legal settlements	889	—
Depreciation and amortization	29,398	17,847
Stock-based expense	133,851	14,506
Change in deferred revenue	8,192	43,708

Adjusted EBITDA	$86,752	$112,263

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income and expense, which includes foreign exchange gains and losses as well as interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include gains and losses associated with legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings and adjusted EBITDA along with other financial performance measures, including revenue, net income (loss) and our financial results presented in accordance with US GAAP.

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

MAUs. We define MAUs as the number of individuals who played a particular game in the 30-day period ending with the measurement date. Under this metric, an individual who plays two different games in the same 30-day period is counted as two MAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks in a 30-day period would be counted as two MAUs. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. We use MAUs as a measure of total game audience size.

MUUs. We define MUUs as the number of unique individuals who played any of our games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of our games in a given 30-day period would be counted as a single MUU. However, because we cannot always distinguish unique individuals playing across multiple platforms, an individual who plays any of our games on two different platforms (e.g., web and mobile) in a given 30-day period may be counted as two MUUs in the event that we do not have data that allows us to de-duplicate the player. Because many of our players play more than one game in a given 30-day period, MUUs are always lower than MAUs in any given time period. Average MUUs for a particular period is the average of the MUUs at each month-end during that period. We use MUUs as a measure of total audience reach across our network of games.

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain of our mobile games. MUPs does not include payers who use certain smaller web-based payment methods or payers from certain of our mobile games for which we cannot quantify the number of unique payers. If a player made a payment in our games on two separate platforms (e.g. Facebook and Google+) in a period, the player would be counted as two unique payers in that period. Monthly unique payers are presented as a quarterly average of the three months in the applicable quarter.

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

Our business model for social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable the games and our business becomes. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual goods are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual goods. Accordingly, we primarily focus on bookings, DAUs, MAUs, MUUs, MUPs and ABPU, which together we believe best reflect the economic value of all of our players.

	Three Months Ended March 31,
	2012	2011
	(users and payers in millions)
Average DAUs	65	62
Average MAUs	292	236
Average MUUs	182	146
Average MUPs	3.5	NA
ABPU	$0.055	$0.051

NA means data is not available.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms and the success of Zynga.com. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term. For instance, revenue has grown every quarter since our inception, including in quarters where DAU, MAU and MUU did not grow.

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

Changes in Facebook or other platforms. Facebook is the primary distribution, marketing, promotion and payment platform for our social games. We generate substantially all of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Facebook and other platforms have broad discretion to change their platforms, terms of service and other policies with respect to us or other developers, and those changes may be unfavorable to us. For the three months ended March 31, 2012 and 2011, we estimate that 85% and 93% of our quarterly bookings, respectively, were generated through the Facebook platform. For the three months ended March 31, 2012 and 2011, we estimate that 92% and 93% of our quarterly revenue, respectively, were generated through the Facebook platform. We have had to estimate this information because certain payment methods used do not allow us to determine the platform used.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Investment in technology stack. We host a significant portion of our game traffic on our own network infrastructure. We will continue to invest in our network infrastructure, with the goal of reducing our reliance on third-party web hosting services and moving towards the use of self-operated data centers. Under this approach, we host data and traffic for our games on servers located in the data centers that we lease, build and operate. Investment in our network infrastructure will require capital expenditures for equipment. We believe that over the long term this investment will produce further operating leverage by reducing our game operation costs and will enhance our games and player experience. However, as we continue to grow, the capital investment necessary to build our infrastructure will be significant and will require that we successfully migrate our games to ensure the best customer service for our players.

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

Stock-based Expense Related to Outstanding ZSUs. Prior to our initial public offering, we granted ZSUs to our employees that generally vest upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied following our initial public offering. Because the liquidity event condition was not met until our initial public offering, prior to the fourth quarter of 2011, we had not recorded any expense relating to our ZSUs. In the first quarter of 2012, we recognized $93.7 million of stock-based expense related to ZSUs.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods.

	For The Three Months Ended
	March 31,
	2012	2011
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	28	28
Research and development	58	30
Sales and marketing	18	17
General and administrative	23	11

Total costs and expenses	127	86
Income (loss) from operations	(27)	14
Interest income	—	—
Other income (expense), net	—	—

Income (loss) before income taxes	(27)	14
(Provision for) / benefit from income taxes	—	(8)

Net income (loss)	(27)%	6%

Revenue

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Revenue by type:
Online game	$292,780	$229,898	27%
Advertising	28,192	12,992	117%

Total	$320,972	$242,890	32%

Total revenue increased $78.1 million in the first quarter of 2012, as a result of growth in both online game and advertising revenue. Bookings increased by $42.6 million in the first quarter of 2012. ABPU increased from $0.051 to $0.055, reflecting improved overall monetization of our players, while average DAUs increased from 62 million to 65 million.

Online game revenue increased $62.9 million in the first quarter of 2012. CityVille, FarmVille and CastleVille accounted for $28.5 million, $24.2 million and $18.1 million of the increase, respectively. FarmVille was launched in June 2009, and the increase in revenue reflects an increase in bookings due to the release of new content, as well as the recognition of revenue derived from deferred revenue built up over a longer period of time. The increase in revenue from CityVille and CastleVille was the result of the launch of these games in December 2010 and November 2011, respectively. The growth in online game revenue was offset by a decrease of $26.5 million from Mafia Wars. All other games accounted for the remaining net increase of $18.6 million.

International revenue as a percentage of total revenue accounted for 39% and 34% in the three months ended March 31, 2012 and 2011, respectively.

In the three months ended March 31, 2012, FarmVille, CityVille, Zynga Poker and FrontierVille were our top revenue-generating games and comprised 29%, 17%, 16% and 10%, respectively, of our online game revenue. In the three months ended March 31, 2011, FarmVille, Zynga Poker and Mafia Wars were our top revenue-generating games and comprised 27%, 19% and 18%, respectively, of online game revenue. No other game generated more than 10% of online game revenue during either of these quarterly periods.

Consumable virtual goods accounted for 29% and 35% of online game revenue in the three months ended March 31, 2012 and 2011, respectively. Revenue from consumable virtual goods accounted for 9% of the increase in online game revenue in the first quarter of 2012.

Durable virtual goods accounted for 71% and 65% of online game revenue in the three months ended March 31, 2012 and 2011, respectively. Revenue from durable virtual goods accounted for 91% of the increase in online game revenue in the first quarter of 2012. The estimated weighted-average life of durable virtual goods was 13 months for the first quarter of 2012 compared to 17 months for the first quarter of 2011. In addition, changes in our estimated average life of durable virtual goods during the first quarter of 2012 for various games resulted in an increase in revenue of $10 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of the change in estimate.

Advertising revenue increased $15.2 million in the first quarter of 2012, due to a $9.3 million increase in revenue from in-game offers, sponsorships, engagement ads and other in-game display ads, and a $5.9 million increase in revenue from licensing and other advertising activity.

Cost of revenue

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenue	$90,122	$67,662	33%

Cost of revenue increased $22.5 million in the first quarter of 2012. The increase was primarily attributable to an increase in third-party payment processing fees of $8.8 million, an increase of $7.0 million in depreciation and amortization related to new fixed assets to support our network infrastructure and acquired intangibles, an increase of $3.6 million in consulting costs primarily related to third-party customer support required as a result of higher player activity and an increase of $6.3 million in stock-based expense mainly due to expense recognized for ZSUs, as prior to our December 2011 initial public offering, these expenses had not been recorded. These increases in costs of revenue were partially offset by a decrease of $2.8 million in maintenance and hosting costs in the first quarter of 2012.

Research and development

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Research and development	$186,876	$71,760	160%

Research and development expenses increased $115.1 million in the first quarter of 2012. The increase was primarily attributable to a $69.6 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, an increase of $34.7 million in headcount-related expenses, an increase of $6.5 million in facilities and other overhead support costs and an increase of $3.5 million in consulting costs.

Sales and marketing

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Sales and marketing	$56,837	$40,156	42%

Sales and marketing expenses increased $16.7 million in the first quarter of 2012. The increase was primarily attributable to a $10.5 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, a $3.6 million increase in player acquisition costs and an increase in headcount-related expenses of $2.5 million.

General and administrative

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$72,715	$27,110	168%

General and administrative expenses increased $45.6 million in the first quarter of 2012. The increase was primarily attributable to an increase of $33.8 million in stock-based expense, including the expense recognized for ZSUs as well as $13.1 million in stock-based expense recognized for one million shares of Class A common stock that we donated to Zynga.org, which is an unaffiliated third party. The increase in general and administrative expenses was also due to a $7.0 million increase in headcount-related expenses, a $4.3 million increase in depreciation expense and a $2.8 million increase in consulting expense, which was offset by a decrease of $5.0 million in facilities and other overhead and office costs.

(Provision for) / benefit from income taxes

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
(Provision for) / benefit from income taxes	$78	$(19,226)	NM

The provision for income taxes decreased by $19.3 million in the first quarter of 2012. This decrease was attributable to the decrease in pre-tax income of $121.4 million in the first quarter of 2012, which was primarily driven by stock-based expense. The income tax expense for the three months ended March 31, 2011 was impacted by non-deductible stock-based expense and the costs of implementing our international structure.

For the foreseeable future, our effective tax rate will be impacted by additional tax expense associated with the implementation of our international tax structure and the deductibility of stock-based expense. As the implementation of our international tax structure is completed, we anticipate that our effective tax rate will be lower than the U.S. statutory rate.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(34,994)	$(50,222)
Depreciation and amortization	29,398	17,847

Cash flows provided by operating activities	$78,817	$103,657
Cash flows used in investing activities	(1,277,155)	(55,538)
Cash flows provided by financing activities	(22,967)	225,249

As of March 31, 2012, we had cash, cash equivalents and marketable securities of approximately $1.5 billion, which consisted of cash, money market funds, U.S. government debt securities and corporate debt securities. Additionally, we had $260 million of restricted cash, $229 million of which was held in escrow pursuant to the terms of an agreement to purchase our corporate headquarters. For the full year ended December 31, 2012, we expect to make capital expenditures of up to $410 million, which includes the purchase and build out of our corporate headquarters as well as additional investments in network infrastructure to support our expected growth and to continue to improve the player experience. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Operating Activities

Operating activities provided $78.8 million of cash during the three months ended March 31, 2012, primarily driven by our net loss of $85.4 million, adjusted to exclude non-cash items. Significant non-cash items included stock-based expense of $133.9 million and depreciation and amortization of $29.4 million. Stock-based expense was composed primarily of employee ZSU and stock option expense and increased from the three months ended March 31, 2011 due to expense incurred related to ZSUs; as the first quarter of 2011 contained no ZSU expense because at that time the liquidity event-based vesting criteria had not occurred. Depreciation and amortization increased from the three months ended March 31, 2011 as a result of our continued investment in property and equipment and business acquisitions.

Investing Activities

Investing activities resulted in a cash outflow of $1.3 billion during the three months ended March 31, 2012. The primary uses of cash associated with investing activities were $964.7 million for the purchase of marketable securities, as we continued to invest the proceeds received from our initial public offering; $229 million of escrow payments made in connection with our agreement to purchase our corporate headquarters; and $182.2 million, net of cash acquired, for the acquisition of 100% of the outstanding common stock of OMGPOP, Inc. Capital expenditures were $35.0 million for the quarter, as we continued to invest in our data centers and other hardware and software to support our growth. These uses of cash were partially offset by the sale and maturity of $132.9 million of marketable securities.

Financing Activities

For the three months ended March 31, 2012, our financing activities consisted of tax payments made in connection with the vesting of stock awards and cash received from the exercise of employee stock options. In the three months ended March 31, 2011, we issued 34.9 million shares of Series C preferred stock for net proceeds of $485.3 million. In addition, we repurchased 23.7 million shares of our outstanding capital stock for a total purchase price of $261.3 million during the three months ended March 31, 2011.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2012, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the first quarter of 2012 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. In 2010, we executed an operating lease agreement for 267,000 square feet of office space for our headquarters in San Francisco, California, which we expanded to 407,000 square feet in 2011. The lease term was seven years from the defined commencement date. In March 2012, we entered into an agreement to purchase our corporate headquarters building in San Francisco, California for $233.7 million from 650 Townsend Associates LLC. Because the building purchase was not executed until April 2012, the minimum lease commitments for our corporate headquarters building are included in the table below. Future minimum lease payments that have initial or remaining non-cancelable lease terms as of March 31, 2012, are as follows (in thousands).

Year ending December 31:
2012	$24,446
2013	37,398
2014	40,115
2015	38,781
2016 and thereafter	110,092

$250,832

Included in the table above are $2.2 million, $7.4 million, $10.2 million and $10.6 million and $26.4 million of lease payments associated with the lease of our corporate headquarters building in the years ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. These lease commitments were cancelled in April 2012 after the building purchase agreement was executed.

We do not have any debt or material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously filed Annual Report on Form 10-K. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue Recognition

•	Income Taxes

•	Business Combinations

•	Stock-Based Expense

During the first quarter of 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first quarter of 2012, there were no material changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see Note 11 —“Commitments and Contingencies” in the Notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business and Industry

If we are unable to maintain a good relationship with Facebook, our business will suffer. *

Facebook is the primary distribution, marketing, promotion and payment platform for our games. We generate substantially all of our revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with Facebook would harm our business and adversely affect the value of our Class A common stock.

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

We have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective. In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, in 2010 Facebook adopted a policy requiring applications on Facebook to accept only its virtual currency, Facebook Credits, as payment from users. As a result of this change, which we completed in April 2011, Facebook receives a greater share of payments made by our players than it did when other payment options were allowed. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. Our agreement with Facebook allows our users to use Zynga-branded game cards for the redemption of Facebook Credits and allows us to continue to distribute our game cards for a limited time. We are working with Facebook to transition retailers from our gift card program to Facebook’s gift cards. We expect this transition to occur over time and to be completed in the fourth quarter of 2012. Our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience our games or interact within our games, which may harm our business.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Social games, from which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

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

We began operations in April 2007, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for virtual goods. You should consider our business and prospects in light of the various challenges we face, including the ones discussed in these “Risk Factors.”

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended March 31, 2012, we had approximately 3.5 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available). We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our growth prospects may suffer if the Zynga Platform is unsuccessful.*

We launched the Zynga Platform in March 2012. Our ability to increase our player base and revenue will depend, in part, on the successful operation of the Zynga Platform. If the Zynga Platform fails to engage players, interest third-party game developers or attract advertisers, we may fail to generate sufficient revenue, operating margin or other value to justify our investment in the development and operation of the Zynga Platform. We have very limited experience launching third-party developed games on the Zynga Platform, and supporting games developed by third parties. We may encounter technical and operational challenges operating a platform. In addition, although the Zynga Platform is integrated with Facebook and uses Facebook Credits as the only payment method for purchasing virtual goods, our launch and promotion of the Zynga Platform could harm our relationship with Facebook. If we are not successful with the overall monetization of the Zynga Platform, we may not be able to maintain or grow our revenue as anticipated and our financial results could be adversely affected.

We expect our bookings and revenue growth rate to decline over time and anticipate operating margins may decline in the future.

From 2010 to 2011, our revenue grew from $597.5 million to $1.14 billion, which represents an annual growth rate of approximately 91%. We expect that as our bookings and revenue increase the growth rate in bookings and revenue will decline over time. We believe our operating margin will also experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business in addition to increased stock-based expense associated with vested restricted stock units, or ZSUs, which we had not recognized prior to the initial public offering. We also expect to continue to expend substantial financial and other resources on game development, international expansion and our network infrastructure.

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

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

Any failure or significant interruption in our network could impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of a few of our significant games, including FarmVille and CityVille, was interrupted for several hours in April 2011 due to a network outage. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2012, approximately 52% of our employees had been with us for less than one year and approximately 81% for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new games and enhance existing games could suffer.

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

Our growth prospects will suffer if we are unable to continue to develop successful games for mobile platforms or successfully monetize mobile games we develop or acquire.*

Developing games for mobile platforms is an important component of our strategy. We have devoted, and we expect to continue to devote, substantial resources to the development of additional mobile games, and we cannot guarantee that we will continue to develop games that appeal to our players or advertisers. In addition, we may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetize mobile games. Our mobile games currently monetize at a lower rate than our web-based games and we may not be successful in our efforts to increase our monetization from mobile games. If we are unable to implement successful monetization strategies for our mobile games, our ability to grow revenue and our financial performance will be negatively affected.

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	anticipate and effectively respond to the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	expand on our current mobile games;

•	effectively market new mobile games to our existing web-based players and players of our current mobile games;

•	minimize launch delays and cost overruns on the development of new games; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games. If we do not succeed in doing so, our growth prospects and our business will suffer.

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

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to grow rapidly and develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, there may also be disparities of wealth between those of our employees whom we hired prior to our initial public offering in December 2011 and those who joined us after we became a public company, which may harm our culture and relations among employees.

An increasing number of individuals are utilizing devices other than personal computers to access the Internet, and versions of our games developed for these devices might not gain widespread adoption, or may not function as intended.

The number of individuals who access the Internet through devices other than a personal computer, such as smartphones, tablets, televisions and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. The generally lower processing speed, power, functionality and memory associated with these devices make playing our games through such devices more difficult; and the versions of our games developed for these devices may not be compelling to players. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result. To expand our business, we will need to continue to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business will suffer.

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

Competition within the broader entertainment industry is intense and our existing and potential players may be attracted to competing forms of entertainment such as offline and traditional online games, television, movies and sports, as well as other entertainment options on the Internet.*

Our players face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console games, television, movies, sports, online gambling and the Internet, are much larger and more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our players. If we are unable to sustain sufficient interest in our games in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

There are low barriers to entry in the social game industry, and competition is intense.*

The social game industry is highly competitive, with low barriers to entry, and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include publicly-traded companies such as Electronic Arts Inc. and The Walt Disney Company and privately held companies such as Crowdstar, Inc., Vostu, Ltd., DeNA Co. Ltd., King.com and wooga GmbH. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Amazon.com, Facebook, Google Inc., and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing games for those platforms, we will face significant competition from established companies, including Electronic Arts, GREE International, Inc., DeNA, Gameloft SA, Glu Mobile Inc., Disney and Rovio Mobile Ltd. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

Some of our players may make sales and/or purchases of our virtual goods, such as Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized transactions are usually arranged on third-party websites. We do not generate any revenue from these transactions. Accordingly, these unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;

•	creating downward pressure on the prices we charge players for our virtual currency and virtual goods;

•	causing us to lose revenue from paying players who stop playing a particular game;

•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;

•	generating legal claims relating to the diminution of value of our virtual goods; and

•	increasing customer support costs to respond to dissatisfied players.

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

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.*

Our bookings, revenue, traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysts or investors because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance.”

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

Given our short operating history and the rapidly evolving social game industry, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including DAUs, MAUs, MUUs, MUPs and ABPU may not be indicative of our financial performance.

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

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was adopted in September 2011.

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

From time to time, we have faced, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game, pay royalties or significant settlement costs, purchase licenses or modify our games and features while we develop substitutes.

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

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our current games to our players, or require us to modify our games, thereby harming our business.*

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and on mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We began operations in 2007 and have grown rapidly. While our administrative systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices, the design of our website, games, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our games, features and advertising practices, possibly in a material manner, and may limit our ability to use of the data that our players share with us.

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

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities and unanticipated information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, players, and other suppliers as a result of integration of new businesses.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future growth.*

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including online gambling as discussed below, may adversely affect our reputation, business, financial condition and results of operations.

We have stated publicly that we are evaluating the opportunity of expanding our business to include online gambling. Although we may not ultimately pursue this opportunity, we believe it could have risks that are different than those associated with other new initiatives. In particular, online gambling is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments may prevent or significantly limit our ability to enter into or succeed in online gambling. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with online gambling we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and Chief Executive Officer and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 37.6% of the total voting power of our outstanding capital stock as of April 3, 2012, following our secondary offering. As a result, Mr. Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated voting control will limit the ability of our stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

Future transfers or sales by holders of Class B common stock or Class C common stock will result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those stockholders who retain their existing shares of Class B or Class C common stock. In addition, as shares of Class B common stock are transferred or sold and converted to Class A common stock, the sole holder of Class C common stock, Mark Pincus, will have greater relative voting control to the extent he retains his existing shares of Class C common stock, and as a result he could in the future control a majority of our total voting power. Mr. Pincus is entitled to vote his shares in his own interests and may do so.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our Class A common stock were sold in our initial public offering in December 2011 at a price of $10.00 per share, our stock price has ranged from $7.97 to $15.91, through March 31, 2012. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	the expiration of contractual lock-up agreements;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the activities, public announcements and financial performance of our commercial partners, such as Facebook;

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

The trading market for our Class A common stock, to some extent, depends on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or lower their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales or potential sales of our common stock in the public market could cause our share price to decline.*

We have a small public float relative to the total number of shares of our Class A, Class B and Class C common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers.

Upon completion of the release of the underwriters’ lockup from our public offerings, currently scheduled to expire at various dates through August 15, 2012, subject to extension in certain circumstances, approximately 550 million shares will be eligible for sale in the future upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended. In addition, the holders of 364.6 million shares of Class B common stock, or 50% of our total outstanding common stock, based on shares outstanding as of March 31, 2012, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market following the release of the lock-ups or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

As a result of disclosure of information in this Quarterly Report on Form 10-Q and our other public filings with the SEC as required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

On January 20, 2012 we issued 290,697 shares of Class A Common Stock to an accredited investor pursuant to certain commercial agreements. The offer, sale and issuance of these shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act on Regulation D promulgated thereunder as transactions not involving a public offering. The recipient of these securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and the recipient of these securities was an accredited investor and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On December 15, 2011, our registration statement on Form S-1 (File No. 333-175298) was declared effective for our initial public offering pursuant to which we sold 100,000,000 shares of Class A common stock at a public offering price of $10.00 per share for an aggregate offering price of $1.0 billion. Morgan Stanley & Co. LLC and Goldman, Sachs & Co. acted as joint book running managers and representatives of the underwriters for the offering, BofA Merrill Lynch, Barclays Capital Inc. and J.P. Morgan Securities LLC acted as additional joint book running managers, and Allen & Company LLC acted as senior co-manager for the offering.

As a result of our initial public offering, we received net proceeds of $961.4 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

We intend to use the net proceeds to us from the initial public offering for general corporate purposes, including working capital, game development, marketing activities and capital expenditures. In addition, we may use a portion of the proceeds from the initial public offering for acquisitions of or investments in complementary businesses, technologies or other assets. As of March 31, 2012, the net offering proceeds have been invested in money market funds, debt instruments of the U.S. government and its agencies and high credit quality corporate issuers. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 15, 2011.

Issuer Purchases of Equity Securities

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Purchase and Sale Agreement and Escrow Instructions, by and between 650 Townsend Associates LLC and Zynga Inc., dated February 29, 2012.

3.1(2)	Sixteenth Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(3)	Amended and Restated Bylaws of the Zynga Inc.

4.1(4)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1(5)	Lease Termination Agreement, dated April 2, 2012, by and between Zynga Inc. and Big Dog Holdings LLC.

10.2(6)	2012 Compensation Information for Registrant’s Executive Officers

10.3*	Restricted Stock Unit Grant Notice under the 2011 Equity Incentive Plan.

10.4*(7)	Offer Letter between Zynga Inc. and Barry Cottle, dated January 5, 2012.

10.5*	Zynga Inc. Non-Employee Director Compensation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*(8)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(9)	XBRL Instance Document

101.SCH*(9)	XBRL Taxonomy Extension Schema Document

101.CAL*(9)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(9)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(9)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(9)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on December 21, 2011, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 4, 2011, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2012 and incorporated by reference herein.
(6)	Previously filed with Registrant’s Current Report on Form 8-K filed on March 15, 2012 and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.28 to Registrant’s Amendment No. 1 to Form S-1 (File No. 333-180078), filed with the Securities and Exchange Commission on March 23, 2012, and incorporated by reference herein.
(8)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(9)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on May 8, 2012.

ZYNGA INC.

By:	/s/ David M. Wehner
David M. Wehner Chief Financial Officer (On behalf of Registrant)

By:	/s/ Mark Vranesh
Mark Vranesh Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Purchase and Sale Agreement and Escrow Instructions, by and between 650 Townsend Associates LLC and Zynga Inc., dated February 29, 2012.

3.1(2)	Sixteenth Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(3)	Amended and Restated Bylaws of the Zynga Inc.

4.1(4)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1(5)	Lease Termination Agreement, dated April 2, 2012, by and between Zynga Inc. and Big Dog Holdings LLC.

10.2(6)	2012 Compensation Information for Registrant’s Executive Officers

10.3*	Restricted Stock Unit Grant Notice under the 2011 Equity Incentive Plan.

10.4*(7)	Offer Letter between Zynga Inc. and Barry Cottle, dated January 5, 2012.

10.5*	Zynga Inc. Non-Employee Director Compensation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*(8)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(9)	XBRL Instance Document

101.SCH*(9)	XBRL Taxonomy Extension Schema Document

101.CAL*(9)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(9)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(9)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(9)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on March 5, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on December 21, 2011, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 4, 2011, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2012 and incorporated by reference herein.
(6)	Previously filed with Registrant’s Current Report on Form 8-K filed on March 15, 2012 and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.28 to Registrant’s Amendment No. 1 to Form S-1 (File No. 333-180078), filed with the Securities and Exchange Commission on March 23, 2012, and incorporated by reference herein.
(8)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(9)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.