Form 10-Q
period 2012-06-30
ZYNGA INC
filed 2012-07-30
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35375

Zynga Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1733483
(State of Incorporation)	(IRS Employer Identification No.)

699 Eighth Street San Francisco, CA	94103
(Address of Principal Executive Offices)	(Zip Code)

(855) 449-9642

(Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

As of July 13, 2012, there were 464,327,754 shares of the Registrant’s Class A common stock outstanding, 274,786,764 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” mean daily active users of our games, “MAUs” mean monthly active users of our games, “MUUs” mean monthly unique users of our games, “ABPU” means average daily bookings per average DAU and “MUPs” mean monthly unique payers of our games. Unless otherwise indicated, these metrics are based on internally-derived measurements across all platforms on which our games are played. For further information about ABPU, DAUs, MAUs, MUPs, and MUUs as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future relationship with Facebook;

•	our corporate strategy and initiatives;

•	designing games for mobile and other non-PC devices, and pursuing mobile initiatives generally;

•	our successful growth internationally and in advertising revenue;

•	our evaluation of new business opportunities, including real money gaming;

•	launching new games and enhancements to games that are commercially successful;

•	user traffic to the Zynga platform and publishing games from third-party developers on the Zynga platform;

•	continued growth in demand for virtual goods and in the social games industry;

•	building and sustaining our franchise games;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	retaining and adding players and increasing the monetization of our player base;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	successfully acquiring and integrating companies and assets.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and industry. New risks emerge from time to time. It is not possible for our management to predict all of the risks related to our business and operations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$435,980	$1,582,343
Marketable securities	780,964	225,165
Accounts receivable, net of allowance of $162 and $163 at June 30, 2012 and December 31, 2011, respectively	115,910	135,633
Income tax receivable	6,503	18,583
Deferred tax assets	29,608	23,515
Restricted cash	28,593	3,846
Other current assets	52,714	34,824

Total current assets	1,450,272	2,023,909

Long-term marketable securities	426,243	110,098
Goodwill	202,010	91,765
Other intangible assets, net	139,135	32,112
Property and equipment, net	499,426	246,740
Restricted cash	—	4,082
Other long-term assets	7,657	7,940

Total assets	$2,724,743	$2,516,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,218	$44,020
Other current liabilities	164,565	167,271
Deferred revenue	447,790	457,394

Total current liabilities	647,573	668,685

Long-term debt	100,000	—
Deferred revenue	10,142	23,251
Deferred tax liabilities	55,162	13,950
Other non-current liabilities	48,866	61,221

Total liabilities	861,743	767,107

Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital — authorized shares: 2,020,517; shares outstanding: 758,624 shares (Class A, 450,737, Class B, 287,370, Class C, 20,517) as of June 30, 2012 and 721,592 (Class A, 121,381, Class B, 579,694, Class C, 20,517) as of December 31, 2011	2,648,400	2,426,168
Treasury stock	(283,258)	(282,897)
Accumulated other comprehensive income	114	362
Accumulated deficit	(502,256)	(394,094)

Total stockholders’ equity	1,863,000	1,749,539

Total liabilities and stockholders’ equity	$2,724,743	$2,516,646

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Online game	$291,548	$263,974	$584,328	$493,872
Advertising	40,945	15,170	69,137	28,162

Total Revenue	332,493	279,144	653,465	522,034
Costs and expenses:
Cost of revenue	94,841	78,076	184,963	145,738
Research and development	171,316	95,747	358,192	167,507
Sales and marketing	56,055	38,098	112,892	78,254
General and administrative	48,730	54,218	121,445	81,328

Total costs and expenses	370,942	266,139	777,492	472,827
Income (loss) from operations	(38,449)	13,005	(124,027)	49,207
Interest income	1,084	443	2,375	961
Other income (expense), net	21,250	200	20,108	(536)

Income (loss) before income taxes	(16,115)	13,648	(101,544)	49,632
Provision for income taxes	(6,696)	(12,257)	(6,618)	(31,483)

Net income (loss)	$(22,811)	$1,391	$(108,162)	$18,149

Net income attributable to participating securities	—	1,391	—	18,149

Net income (loss) attributable to common stockholders	$(22,811)	$—	$(108,162)	$—

Net income (loss) per share attributable to common stockholders
Basic	$(0.03)	$0.00	$(0.15)	$0.00

Diluted	$(0.03)	$0.00	$(0.15)	$0.00

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	730,510	262,661	718,554	260,414

Diluted	730,510	262,661	718,554	260,414

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(22,811)	$1,391	$(108,162)	$18,149
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(374)	(28)	(253)	(31)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(148)	(35)	5	(109)

Other comprehensive loss:	(522)	(63)	(248)	(140)

Comprehensive income (loss):	$(23,333)	$1,328	$(108,410)	$18,009

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss)	$(108,162)	$18,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,605	41,212
Stock-based expense	229,307	47,617
Gains from sales of investments, assets and other, net	(398)	—
Gain on termination of lease and purchase of building, net	(19,886)	—
Tax benefits from stock-based awards	5,210	—
Excess tax benefits from stock-based awards	(5,210)	—
Accretion and amortization on marketable securities	7,129	1,526
Deferred income taxes	(7,540)	—
Changes in operating assets and liabilities:
Accounts receivable, net	24,754	(21,757)
Income tax receivable	14,169	20,672
Other assets	(9,545)	(30,095)
Accounts payable	(9,389)	27,001
Deferred revenue	(22,713)	39,307
Other liabilities	(20,490)	34,086

Net cash provided by operating activities	145,841	177,718

Investing activities
Purchases of marketable securities	(1,238,115)	(490,831)
Sales of marketable securities	80,098	2,136
Maturities of marketable securities	274,076	607,711
Purchase of corporate headquarters building	(233,700)	—
Acquisition of property and equipment	(77,915)	(124,715)
Acquisition of purchased technology and other intangible assets	(3,193)	(3,709)
Business acquisitions, net of cash acquired	(192,764)	(18,548)
Change in restricted cash	6,536	(7,483)
Sales and (purchases) of other investments	937	(583)

Net cash used in investing activities	(1,384,040)	(36,022)

Financing activities
Proceeds from issuance of debt, net of issuance costs	99,780	—
Taxes paid related to net share settlement of ZSUs	(25,090)	—
Repurchases of common stock	—	(281,270)
Exercise of stock options and warrants	12,029	1,729
Net proceeds from issuance of preferred stock	—	485,300
Excess tax benefit from stock-based awards	5,210	—

Net cash provided by financing activities	91,929	205,759

Effect of exchange rate changes on cash and cash equivalents	(93)	27
Net increase (decrease) in cash and cash equivalents	(1,146,363)	347,482
Cash and cash equivalents, beginning of period	1,582,343	187,831

Cash and cash equivalents, end of period	$435,980	$535,313

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the operations of us and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

Accounting Policy Updates

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

In the second quarter of 2012, we established a policy for accounting for derivative financial instruments used to manage interest rate risk. We account for these instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and contemporaneous documentation criteria are met, in which case, the change in fair value related to the effective portion of the hedge may be recognized as a component of accumulated other comprehensive income (i.e., the instruments qualify for hedge accounting treatment). Any ineffective or excluded portion of a designated cash flow hedge is recognized in earnings. There have been no other significant changes to our accounting policies that were disclosed in our Annual Report that impact our consolidated financial statements and related notes.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2012, the interim consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the interim consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, the interim consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives of virtual goods that we use for revenue recognition, the chargeback reserve for our third-party payment processors, the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based expense and evaluation of goodwill, intangible assets, and long-lived assets for impairment. Actual results could differ materially from those estimates.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	June 30, 2012
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$657,029	$93	$(115)	$657,007
Corporate debt securities	549,608	418	(482)	549,544
Municipal securities	656	—	—	656

Total	$1,207,293	$511	$(597)	$1,207,207

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$267,635	$53	$(53)	$267,635
Corporate debt securities	67,657	35	(64)	67,628

Total	$335,292	$88	$(117)	$335,263

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

June 30, 2012
(unaudited)
Due within one year	$780,964
After one year through three years	426,243

Total	$1,207,207

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of June 30, 2012, we had unrealized losses of $0.6 million related to marketable securities that had a fair value of $905.6 million. As of December 31, 2011, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $111.1 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of June 30, 2012 and December 31, 2011, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities and accounts receivable. Accounts receivable, net, are stated at their carrying value, which approximates fair value due to the short time to expected receipt of cash.

Cash equivalents and short-term and long-term marketable securities, consisting of money market funds, U.S. government and government agency debt securities, municipal securities and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The carrying value of long-term debt approximates fair value, which is primarily based on valuation models, using the net present value of cash flows over the term using estimated market rates for similar instruments and remaining terms (Level 3). These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on price transparency for the instruments or market and the instruments’ complexity.

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

Level 2 — Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy is as follows (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Money market funds	$323,090	$—	$—	$323,090
U.S. government and government agency debt securities	—	657,007	—	657,007
Corporate debt securities	—	549,544	—	549,544
Municipal securities	—	656	—	656

Total	$323,090	$1,207,207	$—	$1,530,297

Liabilities:

Long-term debt	$—	$—	$100,000	$100,000

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,375,918	$—	$—	$1,375,918
U.S. government and government agency debt securities	—	267,635	—	267,635
Corporate debt securities	—	68,334	—	68,334

Total	$1,375,918	$335,969	$—	$1,711,887

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Computer equipment	$292,220	$243,986
Software	28,089	25,119
Land	89,130	—
Building	187,163	—
Furniture and fixtures	12,613	9,474
Leasehold improvements	19,095	67,456

	628,310	346,035
Less accumulated depreciation	(128,884)	(99,295)

Total property and equipment, net	$499,426	$246,740

Acquisition of Corporate Headquarters Building

On April 2, 2012, we purchased our corporate headquarters building located in San Francisco, California from 650 Townsend Associates, LLC to support the overall growth of our business. Pursuant to the agreement, we also acquired existing third-party leases and other intangible property and terminated our existing office leases with the seller. In accordance with ASC 805, Business Combinations, we accounted for the building purchase as a business combination. The purchase consideration for the corporate headquarters building was as follows (in thousands, unaudited):

Cash	$233,700
Gain on termination of below-market lease	41,058

Total purchase consideration	$274,758

The gain on the termination of the below-market lease represents the difference between the contractual minimum rental payments owed under our previously-existing leases and the market rates of those same leases. The following table summarizes the fair values of net tangible and intangible assets acquired (in thousands, unaudited):

Building	$182,774
Land	89,000
Acquired lease intangibles	2,984

Total	$274,758

In addition to the gain recognized on the termination of the below-market lease, we recognized a gain of $25.1 million from the write-off of deferred rent liability and we recognized a loss of $46.2 million resulting from the write-off of leasehold improvements, as any value ascribed to these leasehold improvements were reflected in the fair value of the acquired building. These amounts have been included in other income (expense), net in our consolidated statements of operations.

We have included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases, in other income (expense), net, in our consolidated results of operations from the date of acquisition. These amounts were not material for the periods presented.

The useful life for the building acquired in the corporate headquarters purchase is expected to be 39 years and will be amortized on a straight-line basis.

5. Acquisitions

Acquisition of OMGPOP. On March 21, 2012, we acquired 100% of the outstanding stock of OMGPOP, Inc., a provider of social games for mobile phones, tablets, PCs and social network sites, for purchase consideration of approximately $183.1 million in cash. We acquired OMGPOP to expand our social games offerings, particularly on mobile platforms. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce of the acquired business and the synergies expected to arise after our acquisition of the business. The preliminary fair value of assets acquired and liabilities assumed in the acquisition is subject to change as we obtain additional information for our estimates during the applicable measurement period. The primary areas that are not yet finalized relate to acquired income and non-income based taxes and residual goodwill.

Other Acquisitions. During the six months ended June 30, 2012, we acquired three companies in addition to OMGPOP for an aggregate purchase price of $10.6 million, all of which was paid in cash.

The following table summarizes the fair values of net tangible and intangible assets acquired for all business acquisitions for the six months ended June 30, 2012 (in thousands, unaudited):

	OMGPOP[1]	Other	Total
Developed technology	$83,590	$3,879	$87,469
Branding intangible assets	33,530	—	33,530
Deferred tax liabilities	(42,871)	—	(42,871)
Net tangible assets acquired (liabilities assumed)	5,055	—	5,055
Goodwill	103,782	6,721	110,503

Total	$183,086	$10,600	$193,686

(1)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired and other adjustments, pursuant to our business combinations policy.

The useful lives for the developed technology and branding intangible assets acquired in the OMGPOP acquisition are three years and seven years, respectively, and will be amortized on a straight-line basis. For all acquisitions completed during the six months ended June 30, 2012, the weighted-average useful life of all identified acquired intangible assets is 4.06 years while the weighted-average useful life for developed technologies is 2.93 years. Developed technologies associated with acquisitions are being amortized over periods ranging from one to three years.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2011 to June 30, 2012 are as follows (in thousands, unaudited):

Goodwill — December 31, 2011	$91,765
Additions	111,048
Foreign currency translation adjustments	(257)
Goodwill adjustments	(546)

Goodwill — June 30, 2012	$202,010

Amortization expense of acquisition-related intangible assets for the three months ended June 30, 2012 and 2011 was $14.5 million and $6.4 million, respectively. Amortization expense of acquisition-related intangible assets for the six months ended June 30, 2012 and 2011 was $21.5 million and $12.3 million, respectively. As of June 30, 2012, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands, unaudited):

Year ending December 31:
2012	$25,157
2013	37,189
2014	33,026
2015	11,766
2016 and thereafter	15,567

Total	$122,705

7. Income Taxes

The provision for income taxes was $6.7 million and $6.6 million in the three and six months ended June 30, 2012, respectively. The income tax expense for the three and six months ended June 30, 2012 was impacted by acquisitions and the costs of implementing our international structure.

For the foreseeable future, we expect that our effective tax rate will be impacted by additional tax expense associated with the implementation of our international tax structure and the deductibility of stock-based expense. As the implementation of our international tax structure is completed, we anticipate that our effective tax rate will be lower than the U.S. statutory rate.

8. Long-term Debt and Derivative Financial Instruments

On June 29, 2012, we entered into an agreement for a term loan of $100 million due June 30, 2017, at a variable interest rate equal to the bank’s prime rate, or at our election, the three or six month LIBOR plus a 0.75 percent credit spread. Effective July 3, 2012, we made a permanent election to use the three month LIBOR plus 0.75 percent credit spread. Interest payments will be made quarterly commencing on September 30, 2012 and the three month LIBOR will reset once per quarter. The amounts borrowed are collateralized by our corporate headquarters building. The loan will be used for general corporate purposes and we may prepay the term loan in full or in part at any time.

Concurrently with the execution of the loan agreement, we entered into an interest rate swap agreement, effective July 3, 2012, to modify the variable interest obligation so that the interest rate is fixed at two percent. The critical terms of the interest rate swap agreement and the $100 million term loan match, including the notional amounts and maturity dates. Accordingly, we will designate the interest rate swap as a qualifying hedging instrument and accounted for it as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging. In subsequent quarters, the derivative instrument will be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Customer deposits	$38,692	$50,140
Accrued escrow for acquisitions	33,448	7,242
Other	92,425	109,889

Total other current liabilities	$164,565	$167,271

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued payable from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Other liabilities include various expenses that we accrue for transaction taxes, compensation liabilities and accrued accounts payable.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Cost of revenue	$3,200	$536	$10,018	$1,087
Research and development	65,246	14,608	143,392	23,941
Sales and marketing	12,218	5,331	25,133	7,771
General and administrative	14,792	12,636	50,764	14,818

Total stock-based expense	$95,456	$33,111	$229,307	$47,617

The following table shows stock option activity for the six months ended June 30, 2012 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
	(unaudited)
Balance as of December 31, 2011	102,314	$0.69	$892,135	7.04
Granted	—	—
Forfeited and cancelled	(2,398)	0.88
Exercised	(22,532)	0.42

Balance as of June 30, 2012	77,384	$0.76	$362,002	7.18

The following table shows a summary of ZSU activity for the six months ended June 30, 2012 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs	Weighted- Average Remaining Term (in years)
	(unaudited)
Unvested as of December 31, 2011	79,818	$11.24	$751,090	1.45
Granted	23,671	9.71
Vested	(16,258)	11.67
Forfeited and cancelled	(7,183)	11.20

Unvested as of June 30, 2012	80,048	$10.70	$435,458	1.87

11. Net Income (Loss) Per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method required for participating securities. Prior to the date of the initial public offering, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Additionally, we consider shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event we declare a dividend for common shares. In accordance with the two-class method, net income allocated to these participating securities, which include participation rights in undistributed net income, is subtracted from net income (loss) to determine total net income (loss) to be allocated to common stockholders.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. In computing diluted net income (loss) attributable to common stockholders, net income (loss) is re-allocated to reflect the potential impact of dilutive securities, including stock options, warrants, unvested restricted stock and unvested ZSUs. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive securities. For periods in which we have generated a net loss or there is no income attributable to common stockholders, we do not include stock options, warrants and unvested ZSUs in our calculation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2012			2011
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss)	$(10,188)	$(11,982)	$(641)	$—	$1,282	$109
Net income attributable to participating securities	—	—	—	—	1,282	109

Net income (loss) attributable to common stockholders	$(10,188)	$(11,982)	$(641)	$—	$—	$—

Weighted-average common shares outstanding	326,274	383,719	20,517	—	242,144	20,517

Basic net income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$0.00	$0.00	$0.00

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(10,188)	$(11,982)	$(641)	$—	$—	$—
Reallocation of net income (loss) as a result of conversion of Class C shares to Class B shares and Class A shares	(641)	—	—	—	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(11,982)	—	—	—	—	—

Net income (loss) attributable to common stockholders-diluted	$(22,811)	$(11,982)	$(641)	$—	$—	$—

Weighted-average common shares outstanding-basic	326,274	383,719	20,517	—	242,144	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	—	20,517	—
Conversion of Class B to Class A common shares outstanding	383,719	—	—	—	—	—

Weighted-average common shares outstanding-diluted	730,510	383,719	20,517	—	262,661	20,517

Diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$0.00	$0.00	$0.00

	Six Months Ended June 30,
	2012			2011
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss)	$(34,048)	$(71,026)	$(3,088)	$—	$16,719	$1,430
Net income attributable to participating securities	—	—	—	—	16,719	1,430

Net income (loss) attributable to common stockholders	$(34,048)	$(71,026)	$(3,088)	$—	$—	$—

Weighted-average common shares outstanding	226,188	471,849	20,517	—	239,897	20,517

Basic net income (loss) per share	$(0.15)	$(0.15)	$(0.15)	$0.00	$0.00	$0.00

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(34,048)	$(71,026)	$(3,088)	$—	$—	$—
Reallocation of net income (loss) as a result of conversion of Class C shares to Class B shares and Class A shares	(3,088)	—	—	—	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(71,026)	—	—	—	—	—

Net income (loss) attributable to common stockholders-diluted	$(108,162)	$(71,026)	$(3,088)	$—	$—	$—

Weighted-average common shares outstanding-basic	226,188	471,849	20,517	—	239,897	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	—	20,517	—
Conversion of Class B to Class A common shares outstanding	471,849	—	—	—	—	—

Weighted-average common shares outstanding-diluted	718,554	471,849	20,517	—	260,414	20,517

Diluted net income (loss) per share	$(0.15)	$(0.15)	$(0.15)	$0.00	$0.00	$0.00

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	85,407	89,988	92,933	89,426
Warrants	695	12,048	695	12,044
Restricted shares	16,082	—	18,300	—
ZSUs	50,762	—	60,707	—

Total	152,946	102,036	172,635	101,470

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of June 30, 2012, future minimum lease payments related to these leases are as follows (in thousands, unaudited):

Year ending December 31:
2012	$16,329
2013	33,075
2014	32,946
2015	30,195
2016 and thereafter	85,242

$197,787

Legal Matters

From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive notification alleging infringement of patent or other intellectual property rights. Adverse results in litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to any pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
United States	$200,180	$183,573	$396,635	$343,102
All other countries(1)	132,313	95,571	256,830	178,932

Total revenue	$332,493	$279,144	$653,465	$522,034

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	June 30, 2012	December 31, 2011
	(unaudited)
United States	$495,336	$242,552
All other countries	4,090	4,188

Total property and equipment, net	$499,426	$246,740

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”The forward-looking statements included in this report are made only as of the date hereof.

Overview

We are the world’s leading online social game developer with 306 million average MAUs in 175 countries. We have launched the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and the Zynga platform, wherever and whenever our players want. All of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising.

We are a pioneer and innovator of social games and a leader in making play a core activity on the Internet. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, compared to all players who play our games in any period, only a small portion of our players are payers. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players as our business grows.

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

We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform. We have entered into an addendum to these terms and conditions pursuant to which we have agreed to use Facebook Credits, Facebook’s proprietary payment method, as the primary means of payment within our games played through Facebook and the Zynga platform. This addendum expires in May 2015.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect our games to transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model by the end of 2012.

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including credit cards, PayPal, Apple iTunes accounts and direct wires. Players can purchase game cards from retailers and distributors that can be redeemed on these platforms.

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

We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Revenue to Bookings:
Revenue	$332,493	$279,144	$653,465	$522,034
Change in deferred revenue	(30,905)	(4,401)	(22,713)	39,307

Bookings	$301,588	$274,743	$630,752	$561,341

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

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure we use to evaluate our financial and operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(22,811)	$1,391	$(108,162)	$18,149
Provision for income taxes	6,696	12,257	6,618	31,483
Other income (expense), net	(21,250)	(200)	(20,108)	536
Interest income	(1,084)	(443)	(2,375)	(961)
Legal settlements	—	—	889	—
Depreciation and amortization	39,207	23,365	68,605	41,212
Stock-based expense	95,456	33,111	229,307	47,617
Change in deferred revenue	(30,905)	(4,401)	(22,713)	39,307

Adjusted EBITDA	$65,309	$65,080	$152,061	$177,343

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income and expense (net), which includes foreign exchange gains and losses, and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include gains and losses associated with legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings and adjusted EBITDA along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Key Operating Metrics

We manage our business by tracking several operating metrics: “DAUs,” which measure daily active users of our games, “MAUs,” which measure monthly active users of our games, “MUUs,” which measure monthly unique users of our games, “MUPs,” which measure monthly unique payers in our games, and “ABPU,” which measures our average daily bookings per average DAU, each of which is recorded by our internal analytics systems.

DAUs. We define DAUs as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period. We use DAUs as a measure of audience engagement.

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

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain of our mobile games. MUPs does not include payers who use certain smaller web-based payment methods or payers from certain of our mobile games for which we cannot quantify the number of unique payers. If a player made a payment in our games on two separate platforms (e.g, Facebook and Google+) in a period, the player would be counted as two unique payers in that period. MUPs are presented as an average of the three months in the applicable quarter.

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

Our business model for social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable the games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual goods are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual goods. Accordingly, we primarily focus on bookings, DAUs, MAUs, MUUs, MUPs and ABPU, which together we believe best reflect the economic value of all of our players.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(users and payers in millions)		(users and payers in millions)
Average DAUs	72	59	69	60
Average MAUs	306	228	299	232
Average MUUs	192	151	187	149
Average MUPs	4.1	NA	3.8	NA
ABPU	$0.046	$0.051	$0.051	$0.051

NA means data is not available.

The increase in DAUs for the three months ended June 30, 2012 as compared to same period of the prior year was the result of new users from Draw Something, a game we acquired through the OMGPOP acquisition. Increases in MAUs and MUUs for the three months ended June 30, 2012 as compared to same period of the prior year were primarily the result of mobile player growth. The increases in DAUs, MAUs and MUUs for the six months ended June 30, 2012 as compared to same period of the prior year were primarily the result mobile player growth.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of the Zynga platform. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term.

Recent Developments

Building Purchase. On April 2, 2012, we purchased our corporate headquarters building located in San Francisco, California to support the overall growth of our business. We paid $233.7 million in cash for the corporate headquarters building, which is approximately 670,000 square feet of space. At the time of purchase, our existing leases in the building were terminated.

Secondary Offering. On April 3, 2012, we completed an underwritten secondary public offering of 49,414,526 shares of our Class A common stock. All of the shares were sold by selling stockholders at a price to the public of $12.00 per share. As part of the offering, all selling stockholders, including the participating officers and directors, agreed to lock-up agreements that extended the transfer restrictions on their remaining shares owned until at least 90 days following the offering. The principal purposes of the offering were to facilitate an orderly distribution of shares into the public markets and to increase the company’s public float. We did not receive any proceeds from the sale of shares in the offering.

Game Launches. We launched six games during the second quarter of 2012, including three titles on web-based platforms, Bubble Safari, Ruby Blast and The Ville, and three titles on mobile platforms: Zombie Swipeout, Matching With Friends and Zynga Slots.

Second Quarter Operating Results. Our operating results for the second quarter of 2012 declined as compared to the first quarter of 2012. Total bookings were $301.6 million in the second quarter of 2012, which represented an 8% decrease compared to the first quarter of 2012. Excluding the impact of Draw Something, DAUs, MAUs and MUUs decreased in the second quarter of 2012 compared to the first quarter of 2012.

Factors Affecting Our Performance

Changes in Facebook or other platforms. Facebook is the primary distribution, marketing, promotion and payment platform for our social games. We generate substantially all of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Except as to terms that have otherwise been negotiated between the parties, Facebook and other platforms have the discretion to change their platforms, terms of service and other policies with respect to us or other developers, and those changes may be unfavorable to us. For the three months ended June 30, 2012 and 2011, we estimate that 80% and 93% of our quarterly bookings, respectively, was generated through the Facebook platform. For the three months ended June 30, 2012 and 2011, we estimate that 87% and 93% of our quarterly revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods used do not allow us to determine the platform used.

Launch of new games and release of enhancements. Our bookings and revenue growth have been driven by the launch of new games and the release of fresh content and new features in existing games. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings growth to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example, ABPU decreased from $0.055 in the first quarter of 2012 to $0.046 in the second quarter of 2012, which was partially due to a shift in our user base to mobile games including Draw Something, a mobile game that increased our overall player base, but did not monetize as well as some of our core web games. In addition, international players have historically monetized at a lower level than U.S. players on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total games and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Investment in technology stack. We host a significant portion of our game traffic on our own network infrastructure. We will continue to invest in our network infrastructure, with the goal of reducing our reliance on third-party web-hosting services and moving towards the use of self-operated data centers. Under this approach, we host data and traffic for our games on servers located in the data centers that we lease, build and operate. Investment in our network infrastructure will require capital expenditures for equipment. We believe that over the long term, this investment will produce further operating leverage by reducing our game operation costs and will enhance our games and player experience. However, as we continue to grow, the capital investment necessary to build our infrastructure will be significant and is expected to require that we successfully migrate our games to our network infrastructure to ensure the best customer service for our players.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results.

New market development. We are investing in new distribution channels such as the Zynga platform and mobile and other platforms, including other social networks and in international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. We have also invested resources in integrating and operating some of our games on additional platforms, including Google+, mixi, Sina Weibo and Tencent. As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Stock-based expense related to outstanding ZSUs. Prior to our initial public offering, we granted ZSUs to our employees that generally vested upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied upon our initial public offering. Because the liquidity event condition was not met until our initial public offering, prior to the fourth quarter of 2011, we had not recorded any expense related to our ZSUs. In the three and six months ended June 30, 2012, we recognized $78.8 million and $172.7 million, respectively, of stock-based expense related to ZSUs.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	29	28	28	28
Research and development	52	34	55	32
Sales and marketing	17	14	17	15
General and administrative	14	19	19	16

Total costs and expenses	112	95	119	91

Income (loss) from operations	(12)	5	(19)	9
Interest income	—	—	—	—

Other income (expense), net	6	—	3	—

Income (loss) before income taxes	(6)	5	(16)	9
(Provision for) / benefit from income taxes	(1)	5	(1)	(6)

Net income (loss)	(7)%	0%	(17)%	3%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$291,548	$263,974	10%	$584,328	$493,872	18%
Advertising	40,945	15,170	170%	69,137	28,162	145%

Total revenue	$332,493	$279,144	19%	$653,465	$522,034	25%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenue increased $53.3 million in the second quarter of 2012, as compared to the same period of the prior year, as a result of growth in both online game and advertising revenue. Bookings increased by $26.8 million in the second quarter of 2012, as compared to the same period of the prior year. ABPU decreased from $0.051 to $0.046 in the second quarter of 2012, as compared to the same period of the prior year, while average DAUs increased from 59 million to 72 million in the second quarter of 2012.

Online game revenue increased $27.6 million in the second quarter of 2012, as compared to the same period of the prior year. CastleVille, Zynga Poker, CityVille and FarmVille accounted for $23.6 million, $14.4 million, $11.8 and $11.1 million of the increase, respectively. The increases in revenue from CastleVille and CityVille were the result of the more recent launch dates, November 2011 and December 2010, respectively, of these games. The increase in revenue from Zynga Poker was mainly due to bookings growth on mobile platforms. The increase in revenue from FarmVille was due to new content releases, which resulted in higher bookings over the last several quarters as compared to bookings generated prior to the second quarter of 2011. The growth in online game revenue was offset by decreases in revenue of $29.9 million and $25.8 million from FrontierVille and Mafia Wars, respectively. The decrease in revenue from FrontierVille was primarily due to a change in our estimated average life of durable virtual goods in the second quarter of 2011, resulting in an $18.0 million increase to revenue in that quarter. All other games accounted for the remaining net increase in online game revenue of $22.4 million for the second quarter of 2012.

International revenue as a percentage of total revenue accounted for 40% and 34% in the second quarter of 2012 and 2011, respectively.

In the three months ended June 30, 2012, FarmVille, Zynga Poker, and CityVille were our top revenue-generating games and comprised 29%, 18%, and 13%, respectively, of our online game revenue for the period. In the three months ended June 30, 2011, FarmVille, FrontierVille, Zynga Poker, and Mafia Wars were our top revenue-generating games and comprised 27%, 19%, 14% and 14%, respectively, of online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 28% and 29% of online game revenue in the second quarter of 2012 and 2011, respectively. Revenue from consumable virtual goods accounted for 25% of the increase in online game revenue in the second quarter of 2012 as compared to 21% in the same period of the prior year.

Durable virtual goods accounted for 72% and 71% of online game revenue in the second quarter of 2012 and 2011, respectively. Revenue from durable virtual goods accounted for 75% and 79% of the increase in online game revenue in the second quarter of 2012 and 2011, respectively. The estimated weighted-average life of durable virtual goods was 12 months for the second quarter of 2012 compared to 14 months for the second quarter of 2011. In addition, changes in our estimated average life of durable virtual goods during the second quarter of 2012 for various games resulted in an increase in revenue of $5.7 million as compared to the same period of the prior year.

Advertising revenue increased $25.8 million in the second quarter of 2012 as compared to the same period of the prior year, due to a $26.0 million increase in in-game display ads.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenue increased $131.4 million in the six months ended June 30, 2012, as compared to the same period of the prior year, as a result of growth in both online game and advertising revenue. Bookings increased by $69.4 million in the six months ended June 30, 2012 as compared to the same period of the prior year. ABPU for the six months ended June 30, 2012 and 2011 remained at $0.051, while average DAUs increased from 60 million for the six months ended June 30, 2011 to 69 million for the six months ended June 30, 2012.

Online game revenue increased $90.5 million in the six months ended June 30, 2012 as compared to the same period of the prior year. CastleVille, CityVille, FarmVille, Empires & Allies and Zynga Poker accounted for $41.7 million, $40.4 million, $35.3 million, $17.1 million, and $16.7 million of the increase, respectively. The increases in revenue from CastleVille, CityVille and Empires & Allies were the result of more recent launch dates, November 2011, December 2010 and June 2011, respectively, of these games. The $35.3 million increase in FarmVille was the result of a change in our estimated average life of durable virtual goods and higher bookings from new content releases throughout 2011 and 2012. The increase in revenue from Zynga Poker was mainly due to bookings growth on mobile platforms. The growth in online game revenue was offset by decreases in revenue of $52.3 million, $19.7 million, and $17.7 million from Mafia Wars, FrontierVille and Treasure Isle. The decrease in revenue from FrontierVille was primarily due to a change in our estimated average life of durable virtual goods in the second quarter of 2011, resulting in an $18.0 million increase to revenue in the six months ended June 30, 2011. All other games accounted for the remaining net increase of $29.0 million.

International revenue as a percentage of total revenue accounted for 39% and 34% in the six months ended June 30, 2012 and 2011, respectively.

In the six months ended June 30, 2012, FarmVille, Zynga Poker, and CityVille, were our top revenue-generating games and comprised 29%, 17%, and 15%, respectively, of our online game revenue for the period. In the six months ended June 30, 2011, FarmVille, Zynga Poker, Mafia Wars, and FrontierVille were our top revenue-generating games and comprised 27%, 16%, 16%, and 14%, respectively, of online game revenue for the period. No other game generated more than 10% of online game revenue during either of these six month periods.

Consumable virtual goods accounted for 29% and 32% of online game revenue in the six months ended June 30, 2012 and 2011, respectively. Revenue from consumable virtual goods accounted for 13% of the increase in online game revenue in the six months ended June 30, 2012, as compared to 25% in the same period of the prior year.

Durable virtual goods accounted for 71% and 68% of online game revenue in six months ended June 30, 2012 and 2011, respectively. Revenue from durable virtual goods accounted for 87% and 75% of the increase in online game revenue in the six months ended June 30, 2012, and 2011, respectively. The estimated weighted-average life of durable virtual goods was 13 months in the six months ended June 30, 2012, compared to 15 months for the six months ended June 30, 2011. In addition, changes in our estimated average life of durable virtual goods during the six months ended June 30, 2012 for various games resulted in an increase in revenue of $21.6 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of the change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $27.3 million.

Advertising revenue increased $41.0 million in the six months ended June 30, 2012, due to a $34.6 million increase in in-game display ads, a $7.5 million increase in licensing revenue, and a $7.4 million increase in in-game sponsorship revenue, offset by a decrease of $8.5 million in in-game offers, engagement ads and other advertising revenue.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Cost of revenue	$94,841	$78,076	21%	$184,963	$145,738	27%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Cost of revenue increased $16.8 million in the second quarter of 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $10.9 million in depreciation and amortization expense related to new fixed assets acquired to support our network infrastructure and acquired intangibles, an increase of $7.8 million in third-party payment processing fees, an increase of $2.4 million in consulting costs primarily related to third-party customer support required as a result of higher player activity and an increase of $2.6 million in stock-based expense mainly due to expense recognized for ZSUs, as prior to our December 2011 initial public offering, the criteria for recognition of these expenses had not been met. These increases in costs of revenue were partially offset by a decrease of $6.7 million in maintenance and hosting costs in the second quarter of 2012 as compared to the same period of the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Cost of revenue increased $39.2 million in the six months ended June 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $18.0 million in depreciation and amortization expense related to new fixed assets acquired to support our network infrastructure and acquired intangibles, an increase of $16.6 million in third-party payment processing fees, an increase of $6.0 million in consulting costs primarily related to third-party customer support required as a result of higher player activity and an increase of $8.9 million in stock-based expense mainly due to expense recognized for ZSUs, as prior to our December 2011 initial public offering, the criteria for recognition of these expenses had not been met. These increases in costs of revenue were partially offset by a decrease of $9.6 million in maintenance and hosting costs in the six months ended June 30, 2012 as compared to the same period of the prior year.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Research and development	$171,316	$95,747	79%	$358,192	$167,507	114%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Research and development expenses increased $75.6 million in the second quarter of 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $50.6 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, an increase of $16.9 million in headcount-related expenses, an increase of $4.2 million in consulting costs and an increase of $3.1 million in facilities and other overhead support costs, in each case as compared to the same period of the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Research and development expenses increased $190.7 million in the six months ended June 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $120.3 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, an increase of $51.6 million in headcount-related expenses, an increase of $9.5 million in facilities and other overhead support costs and an increase of $7.7 million in consulting costs, in each case as compared to the same period of the prior year.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Sales and marketing	$56,055	$38,098	47%	$112,892	$78,254	44%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales and marketing expenses increased $18.0 million in the second quarter of 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $7.7 million increase in player acquisition costs, a $6.9 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, in each case as compared to the same period of the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales and marketing expenses increased $34.6 million in the six months ended June 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $17.4 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, a $11.3 million increase in player acquisition costs and an increase in headcount-related expenses of $3.3 million, in each case as compared to the same period of the prior year.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
General and administrative	$48,730	$54,218	(10%)	$121,445	$81,328	49%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

General and administrative expenses decreased $5.5 million in the second quarter of 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $12.0 million in employee sign-on and bonus expense as well as a $3.1 million decrease in allocated facilities and other overhead support costs. These decreases in general and administrative expenses were partially offset by a $3.7 million increase in depreciation and amortization expense and a $2.2 million increase in stock-based expense.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

General and administrative expenses increased $40.1 million in the six months ended June 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $35.9 million in stock-based expense, including the expense recognized for ZSUs, as well as $13.1 million in stock-based expense recognized for one million shares of Class A common stock that we donated in March 2012 to Zynga.org. The increase in general and administrative expenses was also due in part to an $8.0 million increase in depreciation and amortization, a $4.7 million increase in office expenses and a $4.4 million increase in consulting expense, which was offset by a decrease of $10.3 million in allocated facilities and other overhead costs.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$21,250	$200	N/M	$20,108	$(536)	N/M

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Other income (expense), net increased $21.1 million in the second quarter of 2012 as compared to the same period of the prior year. The increase was primarily attributable to the $19.9 million net gain recognized on the termination of lease and purchase of building, net.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other income (expense), net increased $20.6 million in the six months ended June 30,2012 as compared to the same period of the prior year. The increase was primarily attributable to the $19.9 million net gain recognized on the termination of lease and purchase of building, net.

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$(6,696)	$(12,257)	(45%)	$(6,618)	$(31,483)	(79%)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The provision for income taxes decreased by $5.6 million in the second quarter of 2012 as compared to the same period of the prior year. This decrease was attributable in part to a decrease in pre-tax income of $29.8 million in the second quarter of 2012, in addition to acquisitions and costs of implementing our international structure. Income tax expense for the second quarter of 2011 was also impacted by non-deductible stock-based expense and the costs of implementing our international structure.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The provision for income taxes decreased by $24.9 million in the six months ended June 30, 2012 as compared to the same period of the prior year. This decrease was attributable to a decrease in pre-tax income of $151.2 million for the six months ended June 30, 2012 as compared to the same period of the prior year, in addition to acquisitions and costs of implementing our international structure. The income tax expense for the six months ended June 30, 2011 was impacted by non-deductible stock-based expense and the costs of implementing our international structure.

For the foreseeable future, our effective tax rate will be impacted by additional tax expense associated with the implementation of our international tax structure, and the deductibility of stock-based expense. As the implementation of our international tax structure is completed, we anticipate that our effective tax rate will be lower than the U.S. statutory rate.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$311,615	$(124,715)
Depreciation and amortization	68,605	41,212

Cash flows provided by operating activities	$145,841	$177,718
Cash flows used in investing activities	(1,384,040)	(36,022)
Cash flows provided by financing activities	91,929	205,759

As of June 30, 2012, we had cash, cash equivalents and marketable securities of approximately $1.6 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2012, we expect to make capital expenditures of up to $380 million, which includes the purchase and build out of our corporate headquarters as well as additional investments in network infrastructure to support our expected growth and to continue to improve the player experience. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Operating Activities

Operating activities provided $145.8 million of cash during the six months ended June 30, 2012, primarily driven by our net loss of $108.2 million in the six months ended June 30, 2011, adjusted to exclude non-cash items. Significant non-cash items included stock-based expense of $229.3 million and depreciation and amortization of $68.6 million. Stock-based expense was composed primarily of employee ZSU and stock option expense and increased by $181.7 million in the six months ended June 30, 2012 as compared to the same period of the prior year due to expense incurred related to ZSUs. We did not incur ZSU-related expenses during the six months ended June 30, 2011 because the liquidity event-based vesting criteria was not satisfied until our initial public offering in December 2011. Depreciation and amortization increased as compared to the six months ended June 30, 2011 as a result of our continued investment in property and equipment, including the purchase of our corporate headquarters building, and business acquisitions.

Investing Activities

Investing activities resulted in a cash outflow of $1.4 billion during six months ended June 30, 2012. The primary uses of cash associated with investing activities were $1.2 billion for the purchase of marketable securities, as we continued to invest the proceeds received from our initial public offering; $233.7 million for the purchase of our corporate headquarters building; and $182.2 million net of cash acquired, for the acquisition of 100% of the outstanding common stock of OMGPOP, Inc. Excluding the purchase of our corporate headquarters building, capital expenditures were $77.9 million for the six months ended June 30, 2012, which mainly related to the continued investment in our data centers and other hardware and software to support our growth. These uses of cash were partially offset by the sale and maturity of $354.2 million of marketable securities.

Financing Activities

For the six months ended June 30, 2012, our primary financing activity was $99.8 million in proceeds from a term loan, net of issuance costs, entered into on June 29, 2012. We also had cash outflows for tax payments made in connection with the vesting of stock awards and cash received from the exercise of employee stock options. In the six months ended 2011, we issued 34.9 million shares of Series C preferred stock for net proceeds of $485.3 million. In addition, we repurchased 23.7 million shares of our outstanding capital stock for a total purchase price of $281.3 million during the six months ended June 30, 2011.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2012, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the second quarter of 2012 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of June 30, 2012, future minimum lease payments related to these leases are as follows (in thousands, unaudited):

Year ending December 31:
2012	$16,329
2013	33,075
2014	32,946
2015	30,195
2016 and thereafter	85,242

$197,787

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition

•	Income taxes

•	Business combinations

•	Stock-based expense

•	Goodwill and indefinite-lived intangible assets (please see further details below)

•	Impairment of long-lived assets (please see further details below)

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates. In addition, we made the following updates to our critical accounting policies.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. Goodwill is assessed for impairment annually or when events or changes in circumstances indicate that the fair value has been reduced below carrying value. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired in order to determine the need to perform the two-step impairment test. If we determine by a qualitative evaluation that it is more likely than not that goodwill is impaired, we conduct a quantitative assessment of impairment which requires us to estimate future cash flows. Recoverability of indefinite-lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Impairment of Long-Lived Assets

Long-lived assets, including other intangible assets (excluding indefinite-lived intangible assets), are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying value to the undiscounted future cash flows associated with the related assets. If the future net undiscounted cash flows are less than the carrying value of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying value of the assets to the estimated fair value, is recorded in the consolidated statements of operations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a decline in our market capitalization, we may be required to record future impairment charges for goodwill and/or acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 — “Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see Note 12 — “Commitments and Contingencies” in the Notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business and Industry

If we are unable to maintain a good relationship with Facebook, our business will suffer.*

Facebook is the primary distribution, marketing, promotion and payment platform for our games. We generate substantially all of our revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with Facebook would harm our business and adversely affect our operating results and the value of our Class A common stock.

We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook from time to time. We have entered into an addendum to these terms and conditions pursuant to which we have agreed to use Facebook Credits, Facebook’s proprietary payment method, as the primary means of payment within our games played through Facebook. This addendum expires in May 2015. In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect to transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model by the end of 2012, but we cannot assure you that these changes will not have a negative impact on our operating results in the future.

Our business would be harmed if:

•	Facebook discontinues or limits access to its platform by us and other game developers;

•	Facebook terminates or does not renew or replace our addendum;

•

Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us, other application developers, or Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or shared by users;

•	Facebook establishes more favorable relationships with one or more of our competitors; or

•	Facebook develops its own competitive offerings.

We have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective. As noted above, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, Facebook’s prior policy requiring that applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users, which was adopted in 2010 and we completed in April 2011, provided Facebook with a greater share of payments made by our players than it did when other payment options were allowed. Facebook recently announced its plans to discontinue use of Facebook Credits. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. Our current agreement with Facebook allows our users to use Zynga-branded game cards for the redemption of Facebook Credits and allows us to continue to distribute our game cards for a limited time. We are working with Facebook to transition retailers from our gift card program to Facebook’s gift cards. We expect this transition to occur over time and to be completed in the fourth quarter of 2012. Our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience our games or interact within our games, which may harm our business.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

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

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended June 30, 2012, we had approximately 4.1 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), which represents approximately two percent of our players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

From 2010 to 2011, our revenue grew from $597.5 million to $1.14 billion, which represents an annual growth rate of approximately 91%. We expect that as our bookings and revenue increase, the growth rate in bookings and revenue will decline over time. We believe our operating margin will also experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business. Further, we believe that the increased stock-based expense associated with vested restricted stock units, or ZSUs, which we had not recognized prior to our initial public offering, will also exert downward pressure on our operating margin. We expect to continue to expend substantial financial and other resources on game development, international expansion and our network infrastructure.

A small number of games have generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Our growth depends on our ability to consistently launch new games that achieve significant popularity. Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs have increased on average. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

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

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games and such costs have increased on average. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

Our growth prospects will suffer if we are unable to continue to develop successful games for mobile platforms or successfully monetize mobile games we develop or acquire.*

Developing games for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile games, and we cannot guarantee that we will continue to develop games that appeal to players or advertisers. In addition, we may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetize mobile games. Generally, our mobile games monetize at a lower rate than our web-based games and we may not be successful in our efforts to increase our monetization from mobile games. If we are unable to implement successful monetization strategies for our mobile games, our ability to grow revenue and our financial performance will be negatively affected.

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

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille, was interrupted for several hours in April 2012 due to a network outage. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

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

If we fail to effectively manage our growth, our business and operating results could be harmed.*

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2012, approximately 42% of our employees had been with us for less than one year and approximately 79% for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new games and enhance existing games could suffer.

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

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.*

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder, Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our founder and Chief Executive Officer, even temporarily, or any other member of senior management would harm our business.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

An increasing number of individuals are utilizing devices other than personal computers to access the Internet, and versions of our games developed for these devices might not gain widespread adoption, or may not function as intended.*

The number of individuals who access the Internet through devices other than a personal computer, such as smartphones, tablets, televisions and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. The generally lower processing speed, power, functionality and memory associated with these devices make playing our games through such devices more difficult; and the versions of our games developed for these devices may not be compelling to players. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result. To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business will suffer.

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

Competition within the broader entertainment industry is intense and our existing and potential players may be attracted to competing forms of entertainment such as offline and traditional online games, television, movies and sports, as well as other entertainment options on the Internet.*

Our players face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console games, television, movies, sports, real money gaming and the Internet, are much larger and more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our players. If we are unable to sustain sufficient interest in our games in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

There are low barriers to entry in the social game industry, and competition is intense.*

The social game industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include publicly-traded companies such as Electronic Arts Inc., DeNA Co. Ltd. and The Walt Disney Company and privately-held companies such as Crowdstar, Inc., Vostu, King.com and wooga GmbH. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Amazon.com, Facebook, Google Inc. and Microsoft Corporation , may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing games for those platforms, we will face significant competition from established companies, including Electronic Arts Inc., GREE International, Inc., DeNA Co. Ltd., Gameloft SA, Glu Mobile Inc., Disney and Rovio Mobile Ltd. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

In particular, we recognize revenue from sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods, the amount of revenue that we recognize in any particular period may fluctuate significantly. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our current games to our players, or require us to modify our games, thereby harming our business*.

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

We began operations in 2007 and have grown rapidly. While our administrative systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our games features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our players share with us.

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

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

Our players need to access the Internet and in particular Facebook and our website to play our games. Companies and governmental agencies could block access to Facebook, our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, our website or other social platforms. For example, the government of the People’s Republic of China has blocked access to Facebook in China. If companies or governmental entities block or limit access to Facebook or our website or otherwise adopt policies restricting players from playing our games our business could be negatively impacted and could lead to the loss or slower growth of our player base.

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.*

We have acquired businesses, personnel and technologies in the past and we intend to continue to evaluate and pursue acquisitions and strategic investments that are complementary to our existing business and expand our employee base and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Additional challenges and risks include:

•	significant competition from other game companies as the social game industry consolidates;

•

the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•	diversion of our management’s attention away from our business and any difficulties encountered in the integration process;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, or future prospects;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•

risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth” elsewhere in this Quarterly Report on Form 10-Q;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•

in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses; and

•

liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future growth.*

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including real money gambling as discussed below, may adversely affect our reputation, business, financial condition and results of operations. We have stated publicly that we are evaluating the opportunity of expanding our business to include real money gambling. Although we may not ultimately pursue this opportunity, we believe it could have risks that are different than those associated with other new initiatives. In particular, real money gambling is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments may prevent or significantly limit our ability to enter into or succeed in real money gambling. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with real money gambling we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and Chief Executive Officer and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 50.15% of the total voting power of our outstanding capital stock as of July 23, 2012. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales or exercises by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

Future transfers or sales by holders of Class B common stock or Class C common stock will result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those stockholders who retain their existing shares of Class B or Class C common stock. In addition, as shares of Class B common stock are transferred or sold and converted to Class A common stock, the sole holder of Class C common stock, Mark Pincus, will have greater relative voting control to the extent he retains his existing shares of Class C common stock, and as a result he could in the future control a majority of our total voting power. Mark Pincus is entitled to vote his shares in his own interests and may do so.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our Class A common stock were sold in our initial public offering in December 2011 at a price of $10.00 per share, through July 26, 2012, our stock price has ranged from $2.97 to $15.91. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Upon completion of the release of the underwriters’ lockup from our public offerings, the last of which is currently scheduled to expire on August 16, 2012, subject to extension in certain circumstances, approximately 150 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended. In addition, the holders of 363,241,145 shares of Class B common stock, or 50.34% of our total outstanding common stock, based on shares outstanding as of June 30, 2012, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market following the release of the lock-ups or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

As a result of disclosure of information in this Quarterly Report on Form 10-Q and in our other public filings with the SEC as required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

None

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

We intend to use the net proceeds to us from the initial public offering for general corporate purposes, including working capital, game development, marketing activities and capital expenditures. In addition, we may use a portion of the proceeds from the initial public offering for acquisitions of or investments in complementary businesses, technologies or other assets. As of June 30, 2012, the net offering proceeds have been invested in money market funds, debt instruments of the U.S. government and its agencies and high credit quality corporate issuers. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 15, 2011.

Issuer Purchases of Equity Securities

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Sixteenth Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(2)	Amended and Restated Bylaws of the Zynga Inc.

4.1(3)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1*†	Amendment No. 2 to the Developer Addendum, dated May 14, 2010, by and between Zynga Inc. and Facebook, Inc.

10.2*	Amendment No. 1 to the Developer Addendum No. 2, dated December 26, 2010, by and between Zynga Inc., Facebook, Inc. and Facebook Ireland Limited.

10.3*	Amendment No. 2 to the Developer Addendum No. 2, dated December 26, 2010, by and between Zynga Inc., Facebook, Inc. and Facebook Ireland Limited.

10.4*	Offer Letter between Zynga Inc. and David Ko, dated September 21, 2010.

10.5(4)	Offer Letter between Zynga Inc. and Steven Chiang, dated October 24, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*(5)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(6)	XBRL Instance Document

101.SCH*(6)	XBRL Taxonomy Extension Schema Document

101.CAL*(6)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(6)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(6)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(6)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of the exhibit.
(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on December 21, 2011, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 4, 2011, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.7 to Registrant’s Amendment No. 6 to Form S-1 (File No. 333-180078), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(5)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on July 25, 2012.

ZYNGA INC.

By:	/s/ David M. Wehner
David M. Wehner Chief Financial Officer (On behalf of Registrant)

By:	/s/ Mark Vranesh
Mark Vranesh Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Sixteenth Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(2)	Amended and Restated Bylaws of the Zynga Inc.

4.1(3)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1*†	Amendment No. 2 to the Developer Addendum, dated May 14, 2010, by and between Zynga Inc. and Facebook, Inc.

10.2*	Amendment No. 1 to the Developer Addendum No. 2, dated December 26, 2010, by and between Zynga Inc., Facebook, Inc. and Facebook Ireland Limited.

10.3*	Amendment No. 2 to the Developer Addendum No. 2, dated December 26, 2010, by and between Zynga Inc., Facebook, Inc. and Facebook Ireland Limited.

10.4*	Offer Letter between Zynga Inc. and David Ko, dated September 21, 2010.

10.5(4)	Offer Letter between Zynga Inc. and Steven Chiang, dated October 24, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*(5)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(6)	XBRL Instance Document

101.SCH*(6)	XBRL Taxonomy Extension Schema Document

101.CAL*(6)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(6)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(6)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(6)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of the exhibit.
(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on December 21, 2011, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 4, 2011, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.7 to Registrant’s Amendment No. 6 to Form S-1 (File No. 333-180078), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(5)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.