Form 10-Q
period 2012-09-30
ZYNGA INC
filed 2012-10-26
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 15, 2012, there were 583,862,093 shares of the Registrant’s Class A common stock outstanding, 179,596,824 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	our cost reduction plans and reduction in force and estimated savings and charges;

•	our ability to rationalize our product pipeline, reduce marketing and technology expenditures and consolidate certain facilities;

•	our share repurchase program;

•	our evaluation of new business opportunities, including our expansion into real money gaming;

•	user traffic to the Zynga platform and publishing games from third-party developers on the Zynga platform;

•	continued growth in demand for virtual goods and in the social games industry;

•	building and sustaining our franchise games;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	retaining and adding players and increasing the monetization of our player base;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	successfully acquiring and integrating companies and assets.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and industry. We are also highly reliant on Facebook and the Facebook platform for a substantial amount of our revenue. The Facebook platform and our agreements with Facebook are subject to change. New risks emerge from time to time. It is not possible for our management to predict all of the risks related to our business and operations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$394,359	$1,582,343
Marketable securities	928,684	225,165
Accounts receivable, net of allowance of $161 and $163 at September 30, 2012	105,601	135,633
and December 31, 2011, respectively
Income tax receivable	6,764	18,583
Deferred tax assets	34,055	23,515
Restricted cash	28,596	3,846
Other current assets	37,245	34,824

Total current assets	1,535,304	2,023,909
Long-term marketable securities	325,269	110,098
Goodwill	209,781	91,765
Other intangible assets, net	39,520	32,112
Property and equipment, net	488,109	246,740
Restricted cash	—	4,082
Other long-term assets	7,515	7,940

Total assets	$2,605,498	$2,516,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,570	$44,020
Other current liabilities	146,126	167,271
Deferred revenue	390,033	457,394

Total current liabilities	573,729	668,685
Long-term debt	100,000	—
Deferred revenue	6,868	23,251
Deferred tax liabilities	13,324	13,950
Other non-current liabilities	57,845	61,221

Total liabilities	751,766	767,107
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital - authorized shares:
2,020,517; shares outstanding: 780,436 shares (Class A, 580,180, Class B, 179,739, Class C, 20,517) as of September 30, 2012 and 721,592 (Class A, 121,381, Class B, 579,694, Class C, 20,517) as of December 31, 2011	2,692,827	2,426,168
Treasury stock	(283,311)	(282,897)
Accumulated other comprehensive income (loss)	(803)	362
Accumulated deficit	(554,981)	(394,094)

Total stockholders’ equity	1,853,732	1,749,539

Total liabilities and stockholders’ equity	$2,605,498	$2,516,646

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Online game	$285,587	$287,866	$869,915	$781,738
Advertising	31,050	18,963	100,187	47,125

Total revenue	316,637	306,829	970,102	828,863
Costs and expenses:
Cost of revenue	90,150	80,170	275,113	225,908
Research and development	155,609	114,809	513,801	282,316
Sales and marketing	36,586	43,717	149,478	121,971
General and administrative	35,353	36,395	156,798	117,723
Impairment of intangible assets	95,493	—	95,493	—

Total costs and expenses	413,191	275,091	1,190,683	747,918
Income (loss) from operations	(96,554)	31,738	(220,581)	80,945
Interest income	1,144	262	3,519	1,223
Other income (expense), net	(350)	263	19,758	(273)

Income (loss) before income taxes	(95,760)	32,263	(197,304)	81,895
(Provision for) benefit from income taxes	43,035	(19,723)	36,417	(51,206)

Net income (loss)	$(52,725)	$12,540	$(160,887)	$30,689

Net income attributable to participating securities	—	12,540	—	30,689

Net income (loss) attributable to common stockholders	$(52,725)	$—	$(160,887)	$—

Net income (loss) per share attributable to common stockholders
Basic	$(0.07)	$0.00	$(0.22)	$0.00

Diluted	$(0.07)	$0.00	$(0.22)	$0.00

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	754,862	271,513	729,184	264,114

Diluted	754,862	271,513	729,184	264,114

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(52,725)	$12,540	$(160,887)	$30,689
Other comprehensive income (loss):
Change in foreign currency translation adjustment	689	540	436	509
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	978	34	983	(75)
Net change on unrealized gains (losses) on derivative instruments	(2,584)	—	(2,584)	—

Other comprehensive income (loss):	(917)	574	(1,165)	434

Comprehensive income (loss):	$(53,642)	$13,114	$(162,052)	$31,123

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income (loss)	$(160,887)	$30,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,049	64,148
Stock-based expense	267,124	70,241
Loss from sales of investments, assets and other, net	(161)	(1,380)
Net gain on termination of lease and purchase of building	(19,886)	—
Tax benefits from stock-based awards	5,680	—
Excess tax benefits from stock-based awards	(5,680)	2,030
Accretion and amortization on marketable securities	12,058	2,227
Deferred income taxes	(58,391)	—
Impairment of intangible assets	95,493	—
Changes in operating assets and liabilities:
Accounts receivable, net	35,064	(39,276)
Income tax receivable	11,819	32,620
Other assets	8,920	(22,114)
Accounts payable	(7,040)	18,839
Deferred revenue	(83,744)	20,139
Other liabilities	(32,430)	47,050

Net cash provided by operating activities	175,988	225,213

Investing activities
Purchases of marketable securities	(1,527,322)	(512,564)
Sales of marketable securities	150,117	12,620
Maturities of marketable securities	441,698	725,315
Purchase of corporate headquarters building	(233,700)	—
Acquisition of property and equipment	(91,804)	(187,736)
Acquisition of purchased technology and other intangible assets	(3,193)	(3,712)
Business acquisition, net of cash acquired	(205,510)	(37,951)
Proceeds from sale of investment	—	2,049
Restricted cash	6,536	(7,684)
Other investing activities, net	937	(916)

Net cash used in investing activities	(1,462,241)	(10,579)

Financing activities
Proceeds from debt, net of issuance costs	99,780	—
Taxes paid related to net share settlement of equity awards	(26,069)	—
Repurchases of common stock and warrants	—	(283,770)
Proceeds from exercise of stock options and warrants	14,290	2,231
Proceeds from employee stock purchase plan	4,489	—
Net proceeds from issuance of preferred stock	—	485,300
Excess tax benefits from stock-based awards	5,680	(2,030)

Net cash provided by financing activities	98,170	201,731

Effect of exchange rate changes on cash and cash equivalents	99	19
Net increase (decrease) in cash and cash equivalents	(1,187,984)	416,384
Cash and cash equivalents, beginning of period	1,582,343	187,831

Cash and cash equivalents, end of period	$394,359	$604,215

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets and operates online social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Canada, Asia and Europe.

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

In the second quarter of 2012, we established a policy for accounting for derivative financial instruments used to manage interest rate risk. We account for these instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and contemporaneous documentation criteria are met, in which case, the change in fair value related to the effective portion of the hedge may be recognized as a component of accumulated other comprehensive income. Any ineffective or excluded portion of a designated cash flow hedge is recognized in earnings. There have been no other significant changes to our accounting policies that were disclosed in our Annual Report that impact our consolidated financial statements and related notes.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2012, the interim consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the interim consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, the interim consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or any future period.

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

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	September 30, 2012
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$549,211	$285	$(6)	$549,490
Corporate debt securities	702,164	835	(221)	702,778
Municipal securities	1,685	—	—	1,685

Total	$1,253,060	$1,120	$(227)	$1,253,953

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$267,635	$53	$(53)	$267,635
Corporate debt securities	67,657	35	(64)	67,628

Total	$335,292	$88	$(117)	$335,263

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

September 30, 2012
(unaudited)
Due within one year	$928,684
After one year through three years	325,269

Total	$1,253,953

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of September 30, 2012, we had unrealized losses of $0.2 million related to marketable securities that had a fair value of $353.1 million. As of December 31, 2011, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $111.1 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of September 30, 2012 and December 31, 2011, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities, accounts receivable, long-term debt and an interest rate swap. Accounts receivable, net, are stated at their carrying value, which approximates fair value due to the short time to expected receipt of cash.

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

Interest rate swaps are estimated using expected future cash flows related to our interest rate swap agreement, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the loan agreement and interest rate swap agreement. We determine the fair value of our interest rate swap by comparing the future discounted cash flows of the swap agreement based on its stated rate to the future discounted cash flows based on current market interest rates.

Intangible assets that have been impaired are classified as Level 3 due to unobservable inputs that are factored into our income-based valuation analysis. The primary input in determining fair value of intangible assets was the estimated undiscounted future cash flows associated with those assets.

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

The composition of our financial instruments and our impaired intangible assets among the three Levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Money market funds	$239,533	$—	$—	$239,533
U.S. government and government agency debt securities	—	549,491	—	549,491
Corporate debt securities (1)	—	734,580	—	734,580
Municipal securities (1)	—	2,235	—	2,235
OMGPOP intangible assets	—	—	5,300	5,300

Total	$239,533	$1,286,306	$5,300	$1,531,139

Liabilities:
Long-term debt	$—	$—	$100,000	$100,000
Interest rate swap	—	2,781	—	2,781

Total	$—	$2,781	$100,000	$102,781

(1)	Includes amounts classified as cash and cash equivalents.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,375,918	$—	$—	$1,375,918
U.S. government and government agency debt securities	—	267,635	—	267,635
Corporate debt securities	—	68,334	—	68,334

Total	$1,375,918	$335,969	$—	$1,711,887

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
	(unaudited)
Computer equipment	$299,154	$243,986
Software	28,971	25,119
Land	89,130	—
Building	189,841	—
Furniture and fixtures	13,621	9,474
Leasehold improvements	20,431	67,456

	641,148	346,035
Less accumulated depreciation	(153,039)	(99,295)

Total property and equipment, net	$488,109	$246,740

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

In addition to the gain recognized on the termination of the below-market lease, we recognized a gain of $25.1 million from the write-off of deferred rent liability and we recognized a loss of $46.2 million resulting from the write-off of leasehold improvements, as any value ascribed to these leasehold improvements were reflected in the fair value of the net tangible and intangible assets acquired. These amounts have been included in other income (expense), net in our consolidated statements of operations.

We have included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases, in other income (expense), net, in our consolidated results of operations from the date of acquisition. These amounts were not material for the periods presented. The useful life for the building is expected to be 39 years and is being amortized on a straight-line basis.

5. Acquisitions

Acquisition of OMGPOP. On March 21, 2012, we acquired 100% of the outstanding stock of OMGPOP, Inc., a provider of social games for mobile phones, tablets, PCs and social network sites, for purchase consideration of approximately $183.1 million in cash. We acquired OMGPOP to expand our social games offerings, particularly on mobile platforms. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Other Acquisitions. During the nine months ended September 30, 2012, we acquired 4 companies in addition to OMGPOP for an aggregate purchase price of $24.1 million, all of which was paid in cash.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired for all business acquisitions for the nine months ended September 30, 2012 (in thousands, unaudited):

	OMGPOP 1	Other	Total
Developed technology	$83,590	$14,379	$97,969
Branding intangible assets	33,530	—	33,530
Deferred tax liabilities	(42,871)	(3,905)	(46,776)
Net tangible assets acquired (liabilities assumed)	5,055	400	5,455
Goodwill	103,782	13,214	116,996

Total	$183,086	$24,088	$207,174

(1)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired and other adjustments, pursuant to our business combinations policy.

Prior to the impairment of the developed technology and branding intangible assets acquired in the OMGPOP acquisition, the useful lives for the developed technology and branding intangible assets were three years and seven years, respectively. Subsequent to the impairment, the remaining useful lives of both the developed technology and branding intangible assets are two years. These assets were, and continue to be, amortized on a straight-line basis. For all acquisitions completed during the nine months ended September 30, 2012, the weighted-average useful life of all identified acquired intangible assets is 2.4 years. Developed technologies associated with acquisitions are being amortized over periods ranging from one to three years.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2011 to September 30, 2012 are as follows (in thousands, unaudited):

Goodwill – December 31, 2011	$91,765
Additions	117,541
Foreign currency translation adjustments	339
Goodwill adjustments	136

Goodwill – September 30, 2012	$209,781

Amortization expense of acquisition-related intangible assets for the three months ended September 30, 2012 and 2011 was $13.5 million and $6.9 million, respectively. Amortization expense of acquisition-related intangible assets for the nine months ended September 30, 2012 and 2011 was $35.0 million and $19.1 million, respectively. As of September 30, 2012, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands, unaudited):

Year ending December 31:
2012	$5,614
2013	12,230
2014	7,311
2015	3,295
2016 and thereafter	167

Total	$28,617

In the third quarter of 2012, we made the decision to discontinue development of certain games associated with technology and other intangible assets previously acquired from OMGPOP. Our updated financial forecast as of September 30, 2012 indicated a reduction of undiscounted cash flows expected to be generated from these intangible assets, and we therefore performed an impairment analysis. We determined the estimated fair value of these assets to be $95.5 million lower than their carrying value as of September 30, 2012. Accordingly, we recorded this amount as an impairment charge in our consolidated statements of operations.

7. Income Taxes

The benefit from income taxes was $43.0 million and $36.4 million in the three and nine months ended September 30, 2012, respectively. The income tax expense for the three and nine months ended September 30, 2012 was impacted by acquisitions, the OMGPOP impairment charge, the costs of implementing our international structure, and the valuation allowance offsetting a portion of our net deferred tax assets.

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

8. Long-term Debt and Derivative Financial Instruments

On June 29, 2012, we entered into an agreement for a term loan of $100 million due June 30, 2017, at a variable interest rate equal to the bank’s prime rate, or at our election, the three or six month LIBOR plus a 0.75 percent credit spread. Effective July 3, 2012, we made a permanent election to use the three month LIBOR plus 0.75 percent credit spread. Interest payments are made quarterly and the three month LIBOR will reset once per quarter. The amounts borrowed are collateralized by our corporate headquarters building. The loan will be used for general corporate purposes and we may prepay the term loan in full or in part at any time.

Concurrent with the execution of the loan agreement, to eliminate variability in interest payments, we entered into an interest rate swap agreement, such that the interest rate is fixed at two percent. The critical terms of the interest rate swap agreement and the $100 million term loan match, including the notional and principal amounts, payment dates, interest rate reset dates, maturity dates and underlying benchmark interest rates. Accordingly, we have designated the interest rate swap as a qualifying hedging instrument and accounted for it as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging. If the hedged transactions become probable of not occurring, the corresponding amounts in accumulated other comprehensive income would be reclassified to other income (expense), net in our consolidated statements of operations.

The fair value of the interest rate swap was $2.8 million as of September 30, 2012 and was recorded in the consolidated balance sheets in other current and non-current liabilities. We initially record the gain or loss on the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and subsequently reclassify it to interest expense in other income (expense), net when the hedged transaction occurs. If the hedged transactions were to become probable of not occurring, the corresponding amounts in accumulated other comprehensive income would be reclassified to other income (expense), net. As of September 30, 2012, we expect to reclassify approximately $0.9 million net from accumulated other comprehensive income (loss) into other income (expense), net in the next 12 months, along with the earnings impact of the related forecasted hedged transactions. The combined impact of the variable interest payments and the interest rate swap is expected to result in $500 thousand of interest expense per quarter, or a two percent effective interest rate, over the life of the debt. We do not use the interest rate swap agreement for trading purposes and our interest rate swap agreement does not require us to post collateral.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Customer deposits	$30,557	$50,140
Accrued escrow for acquisitions	32,487	7,242
Other	83,082	109,889

Total other current liabilities	$146,126	$167,271

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued escrow from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Other liabilities include various expenses that we accrue for transaction taxes, compensation liabilities and accrued accounts payable.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Cost of revenue	$1,080	$515	$11,098	$1,602
Research and development	41,853	16,752	185,245	40,693
Sales and marketing	(3,977)	2,330	21,156	10,101
General and administrative	(1,139)	3,027	49,625	17,845

Total stock-based expense	$37,817	$22,624	$267,124	$70,241

Negative amounts reflect the reversal of stock-based expense previously recognized for ZSUs under the accelerated-attribution method that were unvested at the time of employee termination.

The following table shows stock option activity for the nine months ended September 30, 2012 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
	(unaudited)
Balance as of December 31, 2011	102,314	$0.69	$892,135	7.04
Granted	29,401	2.80
Forfeited and cancelled	(5,774)	0.98
Exercised	(32,836)	0.36

Balance as of September 30, 2012	93,105	$1.46	$$128,446	8.17

The following table shows a summary of ZSU activity for the nine months ended September 30, 2012 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs	Weighted- Average Remaining Term (in years)
	(unaudited)
Unvested as of December 31, 2011	79,818	$11.24	$751,090	2.15
Granted	25,363	9.26
Vested	(23,130)	11.48
Forfeited and cancelled	(16,269)	12.07

Unvested as of September 30, 2012	65,782	$10.19	$186,493	2.64

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2012			2011
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss)	$(35,781)	$(15,511)	$(1,433)	$—	$11,592	$948
Net income attributable to participating securities	—	—	—	—	(11,592)	(948)

Net income (loss) attributable to common stockholders	$(35,781)	$(15,511)	$(1,433)	$—	$—	$—

Weighted-average common shares outstanding	512,269	222,076	20,517	—	250,996	20,517

Basic net income (loss) per share	$(0.07)	$(0.07)	$(0.07)	$0.00	$0.00	$0.00

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(35,781)	$(15,511)	$(1,433)	$—	$—	$—
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,433)	—	—	—	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(15,511)	—	—	—	—	—

Net income (loss) attributable to common stockholders-diluted	$(52,725)	$(15,511)	$(1,433)	$—	$—	$—

Weighted-average common shares outstanding-basic	512,269	222,076	20,517	—	250,996	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	—	20,517	—
Conversion of Class B to Class A common shares outstanding	222,076	—	—	—	—	—

Weighted-average common shares outstanding-diluted	754,862	222,076	20,517	—	271,513	20,517

Diluted net income (loss) per share	$(0.07)	$(0.07)	$(0.07)	$0.00	$0.00	$0.00

	Nine Months Ended September 30,
	2012			2011
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss)	$(70,840)	$(85,520)	$(4,527)	$—	$28,305	$2,384
Net income attributable to participating securities	—	—	—	—	(28,305)	(2,384)

Net income (loss) attributable to common stockholders	$(70,840)	$(85,520)	$(4,527)	$—	$—	$—

Weighted-average common shares outstanding	321,067	387,599	20,517	—	243,597	20,517

Basic net income (loss) per share	$(0.22)	$(0.22)	$(0.22)	$0.00	$0.00	$0.00

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(70,840)	$(85,520)	$(4,527)	$—	$—	$—
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(4,527)	—	—	—	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(85,520)	—	—	—	—	—

Net income (loss) attributable to common stockholders-diluted	$(160,887)	$(85,520)	$(4,527)	$—	$—	$—

Weighted -average common shares outstanding-basic	321,067	387,599	20,517	—	243,597	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	—	20,517	—
Conversion of Class B to Class A common shares outstanding	387,599	—	—	—	—	—

Weighted -average common shares outstanding-diluted	729,183	387,599	20,517	—	264,114	20,517

Diluted net income (loss) per share	$(0.22)	$(0.22)	$(0.22)	$0.00	$0.00	$0.00

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	80,385	84,542	88,720	88,090
Warrants	695	12,150	695	12,072
Restricted shares	13,915	—	16,394	—
ZSUs	73,855	—	74,750	—

Total	168,850	96,692	180,559	100,162

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of September 30, 2012, future minimum lease payments related to these leases are as follows (in thousands, unaudited):

Year ending December 31:
2012	$8,479
2013	33,484
2014	33,260
2015	30,482
2016 and thereafter	86,070

$191,775

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3:12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations have since been filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation, Lead Case No. 12-cv-04007-JSW. In addition, a securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012 in San Francisco County Superior Court, and removed to the Northern District on September 28, 2012. The various class action complaints allege that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The various plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between December 16, 2011 and July 25, 2012. The complaints assert claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company believes it has meritorious defenses and will vigorously defend these actions.

Since August 3, 2012, eight stockholder derivative lawsuits have been filed in State or Federal courts in California and Delaware purportedly on behalf of the Company against certain current and former directors and executive officers of the Company. The derivative plaintiffs allege that the defendants breached their fiduciary duties and violated California Corporations Code section 25402 in connection with our initial public offering in December 2011, secondary offering in April 2012, and allegedly false or misleading statements regarding the Company’s business and financial projections. Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California and one derivative action was filed in the United States District Court for the District of Delaware. The derivative actions include claims for, among other things, unspecified damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of Zynga.

The actions described above have only recently been filed and there has been no discovery or other proceedings. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

We are also party to various legal proceedings and claims which arise in the ordinary course of business. In addition, we may receive notification alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of such litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
United States	$178,103	$195,247	$574,685	$538,349
All other countries(1)	138,534	111,582	395,417	290,514

Total revenue	$316,637	$306,829	$970,102	$828,863

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	September 30, 2012	December 31, 2011
	(unaudited)
United States	$481,480	$242,552
All other countries	6,629	4,188

Total property and equipment, net	$488,109	$246,740

14. Subsequent Events

Share Repurchase Program

In October 2012, our Board of Directors authorized a share repurchase program of up to $200 million of our outstanding Class A common stock that remains effective until October 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”The forward-looking statements included in this Quarterly Report are made only as of the date hereof.

Overview

We are the world’s leading online social game developer with approximately 311 million average MAUs. We have launched some of the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and the Zynga platform. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising.

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

Online Game. We provide our players with the opportunity to purchase virtual goods that enhance their game-playing experience. We believe players choose to pay for virtual goods for the same reasons they are willing to pay for other forms of entertainment. They enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual goods when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual goods. Players may also elect to pay a one-time download fee to obtain an ad-free mobile game.

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. For example, for the three months ended September 30, 2012 and 2011, we estimate that 80% and 94% of our quarterly bookings, respectively, was generated through the Facebook platform. For the three months ended September 30, 2012 and 2011, we estimate that 84% and 93% of our quarterly revenue, respectively, were generated through the Facebook platform. We have had to estimate this information because certain payment methods used do not allow us to determine the platform used.

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

We began migrating to Facebook Credits in July 2010, and in April 2011, we completed this migration. Under the addendum, Facebook remits to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. We recognize revenue net of amounts retained by Facebook. Prior to this addendum, we used third-party payment processors and paid these processors service fees ranging from 2% to 10% of the purchase price of our virtual goods which were recorded in cost of revenue. Players can purchase Facebook Credits from Facebook directly through our games or through game cards purchased from retailers and distributors.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect our games to transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the near future.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Revenue to Bookings:
Revenue	$316,637	$306,829	$970,102	$828,863
Change in deferred revenue	(61,031)	(19,168)	(83,744)	20,139

Bookings	$255,606	$287,661	$886,358	$849,002

In July 2010, we began migrating to Facebook Credits as the primary payment method for our games played through Facebook, and in April 2011, we completed this migration. Facebook remits to us an amount equal to 70% of the face value of Facebook Credits purchased by our players for use in our games. We record bookings and recognize revenue net of the amounts retained by Facebook. Prior to adoption of Facebook Credits, we recorded a majority of our online game revenue at the gross price charged to the customer.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for (provision for) / benefit from income taxes; other income (expense), net; interest income; gain (loss) from legal settlements; depreciation and amortization; stock-based expense, impairment of intangible assets and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Net Income (Loss) to Adjusted
EBITDA:
Net income (loss)	$(52,725)	$12,540	$(160,887)	$30,689
(Provision for) benefit from income taxes	(43,035)	19,723	(36,417)	51,206
Other income (expense), net	350	(263)	(19,758)	273
Interest income	(1,144)	(262)	(3,519)	(1,223)
Legal settlements	985	—	1,874	—
Depreciation and amortization	39,444	22,936	108,049	64,148
Impairment of intangible assets	95,493	—	95,493	—
Stock-based expense	37,817	22,624	267,124	70,241
Change in deferred revenue	(61,031)	(19,168)	(83,744)	20,139

Adjusted EBITDA	$16,154	$58,130	$168,215	$235,473

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•

adjusted EBITDA does not include other income and expense (net), which includes foreign exchange gains and losses, interest income, and the net gain on termination of lease and purchase of our corporate headquarters building;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired in connection with the company’s purchase of OMGPOP;

•	adjusted EBITDA does not include gains and losses associated with legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

DAUs. We define DAUs as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms (e.g. web and mobile) or on two different social networks on the same day would be counted as two DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period. We use DAUs as a measure of audience engagement.

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

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain of our mobile games. MUPs does not include payers who use certain payment methods for which we cannot quantify the number of unique payers. If a player made a payment in our games on two separate platforms (e.g, Facebook and Google+) in a period, the player would be counted as two unique payers in that period. MUPs are presented as an average of the three months in the applicable quarter.

ABPU. We define ABPU as (i) our total bookings in a given period, divided by (ii) the number of days in that period, divided by, (iii) the average DAUs during the period. We believe that ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as our management and board of directors. We use ABPU as a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(users and payers in millions)		(users and payers in millions)
Average DAUs	60	54	66	58
Average MAUs	311	227	303	230
Average MUUs	177	152	184	150
Average MUPs	2.9	2.6	3.5	NA
ABPU	$0.047	$0.058	$0.049	$0.053
NA means data is not available.

The increase in DAUs, MAUs and MUUs for the three and nine months ended September 30, 2012 as compared to the same periods of the prior year was the result of mobile player growth offset by declines in web players. DAUs and MUUs decreased in the three months ended September 30, 2012 as compared to the prior quarter primarily due to declines in Draw Something.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters. These metrics are not available for the first and second quarters of 2011 due to mobile payer data not becoming available until the third quarter of 2011:

	For the Three Months Ended:
	Sep 30, 2012	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011
Average monthly unique payer bookings (in thousands) (1)	$71,760	$86,282	$96,277	$90,839	$86,543
Average MUPs (in millions)	2.9	4.1	3.5	2.9	2.6
Monthly unique payer bookings per MUP (2)	$25	$21	$28	$31	$33

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings generated from certain mobile payers in the first quarter of 2012 due to our acquisition of OMGPOP late in that quarter, as well as bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings decreased in each of the last two quarters, which was consistent with the decrease in total reported bookings during these periods. Monthly unique payer bookings per MUP decreased from $27 in the first quarter of 2012 to $21 in the second quarter of 2012, due to an increase in MUPs in our mobile games, which generally monetizes at a lower rate than our web games. Monthly unique payer bookings per MUP increased to $24 in the third quarter of 2012, due to fewer mobile MUPs. In the initial launch period of mobile games, such as the second quarter of 2012 that included the first full quarter of new payers from Draw Something, we have seen increased MUPs due to one-time paid download fees that tend to decline in subsequent periods after which in-game spending comprises a greater percentage of mobile bookings. Although we monitor our unique payer metrics, we focus on monetization, including through in-game advertising, of all of our players and not just our payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of the Zynga platform. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term.

Recent Developments

Game Launches. We launched three games during the third quarter of 2012, including two titles on web-based platforms, ChefVille and FarmVille 2, and one title on mobile platforms, Gems with Friends.

Third Quarter Operating Results. Our operating results for the third quarter of 2012 declined as compared to the second quarter of 2012. Total bookings decreased by15% and adjusted EBITDA decreased by 75% compared to the second quarter of 2012. Third quarter results primarily reflect weakness of certain games in our web “invest and express” category and include an impairment charge of $95.5 million (excluding any income tax impact) related to the intangible assets previously acquired in connection with our purchase of OMGPOP. We expect a sequential decline in reported bookings and adjusted EBITDA from the third quarter of 2012 to the fourth quarter of 2012.

Cost Reduction Plan. We have implemented cost reduction initiatives to better align our operating expenses with our revenue, including a reduction in force of approximately 150 employees, or approximately 5% of our current workforce, and also steps to rationalize our product pipeline, reduce marketing expenses and consolidate certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business.

Factors Affecting Our Performance

Changes in Facebook or other platforms. Facebook is the primary distribution, marketing, promotion and payment platform for our social games. We generate substantially all of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Except as to terms that have otherwise been negotiated between the parties, Facebook and other platforms have the discretion to change their platforms, terms of service and other policies with respect to us or other developers, and those changes may be unfavorable to us. For the three months ended September 30, 2012 and 2011, we estimate that 80% and 94% of our quarterly bookings, respectively, was generated through the Facebook platform. For the three months ended September 30, 2012 and 2011, we estimate that 84% and 93% of our quarterly revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods used do not allow us to determine the platform used.

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new games and the release of fresh content and new features in existing games. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU decreased from $0.053 in the first nine months of 2011 to $0.049 in the first nine months of 2012, which was partially due to a shift in our user base to mobile games including Draw Something, a mobile game that increased our overall player base, but did not monetize as high as some of our core web games. In addition, mobile and international players have historically monetized at a lower level than U.S. players on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

New market development. We are investing in new distribution channels such as the Zynga platform and mobile and other platforms, including other social networks and in international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. We have also invested resources in integrating and operating some of our games on additional platforms, including Google+, mixi and Tencent. As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Stock-based expense. Prior to our initial public offering, we granted ZSUs to our employees that generally vested upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied upon our initial public offering. Because the liquidity event condition was not met until our initial public offering, prior to the fourth quarter of 2011, we had not recorded any expense related to our ZSUs. In the three and nine months ended September 30, 2012, we recognized $23.8 million and $196.5 million, respectively, of stock-based expense related to ZSUs. In the third quarter of 2012, we granted 29.4 million stock options to our employees pursuant to our equity incentive plan.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. During the third quarter of 2012, we experienced a higher amount of employee attrition. Retaining key employees is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	28	26	28	27
Research and development	49	38	53	34
Sales and marketing	12	14	15	15
General and administrative	11	12	16	14
Impairment of intangible assets	30	—	10	—

Total costs and expenses	130	90	123	90

Income (loss) from operations	(30)	10	(23)	10
Interest income	—	—	—	—

Other income (expense), net	—	—	2	—

Income (loss) before income taxes	(30)	10	(20)	10
(Provision for) / benefit from income taxes	13	(6)	4	(6)

Net income (loss)	(17%)	4%	(19%)	4%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$285,587	$287,866	(1%)	$869,915	$781,738	11%
Advertising	31,050	18,963	64%	100,187	47,125	113%

Total revenue	$316,637	$306,829	3%	$970,102	$828,863	17%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenue increased $9.8 million in the third quarter of 2012, as compared to the same period of the prior year. Bookings decreased by $32.1 million in the third quarter of 2012, as compared to the same period of the prior year. ABPU decreased from $0.058 to $0.047 in the third quarter of 2012, as compared to the same period of the prior year, while average DAUs increased from 54 million in the third quarter of 2011 to 60 million in the third quarter of 2012.

Online game revenue decreased $2.3 million in the third quarter of 2012, as compared to the same period of the prior year. This decrease is partially attributable to online game revenue from FrontierVille, FarmVille and Mafia Wars decreasing by $36.9 million, $22.3 million, and $22.1 million, respectively. The decrease in online game revenue from FrontierVille was partially due to a change in the estimated average life of durable virtual goods in the third quarter of 2011, which resulted in a $17.9 million increase in revenue in the third quarter of 2011. The decreases in online game revenue from FarmVille and Mafia Wars as well as the remaining decrease in FrontierVille were due to an overall decline in bookings in these games. The decreases in online game revenue were partially offset by increases in online revenue of $26.3 million, $24.5 million, and $14.4 million from CastleVille, Zynga Poker and Bubble Safari, respectively. The increase in revenue from Zynga Poker was primarily due to higher mobile bookings. The increase in online game revenue from Bubble Safari and CastleVille was the result of the launch of these games in May 2012 and November 2011, respectively. All other games accounted for the remaining offsetting increase in online game revenue of $16.1 million for the third quarter of 2012.

International revenue as a percentage of total revenue accounted for 44% and 36% in the third quarter of 2012 and 2011, respectively.

In the three months ended September 30, 2012, Zynga Poker, FarmVille and CityVille were our top revenue-generating games and comprised 21%, 20%, and 12%, respectively, of our online game revenue for the period. In the three months ended September 30, 2011, FarmVille, FrontierVille, CityVille, Zynga Poker, and Mafia Wars were our top revenue-generating games and comprised 28%, 20%, 13%, 13% and 11%, respectively, of online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 32% and 25% of online game revenue in the third quarter of 2012 and 2011, respectively. Durable virtual goods accounted for 68% and 75% of online game revenue in the third quarter of 2012 and 2011, respectively. The estimated weighted-average life of durable virtual goods was 12 months for the third quarter of 2012 compared to 14 months for the third quarter of 2011.

Advertising revenue increased $12.1 million from the three months ended September 30, 2011 to the three months ended September 30, 2012, due to a $13.6 million increase in in-game display ads and a $1.0 million increase in in-game sponsorship revenue, partially offset by a decrease of $2.6 million in in-game offers, engagement ads and other advertising revenue.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total revenue increased $141.2 million in the nine months ended September 30, 2012, as compared to the same period of the prior year, as a result of growth in both online game and advertising revenue. Bookings increased by $37.4 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. ABPU decreased from $0.053 for the nine months ended September 30, 2011 to $0.049 million for the nine months ended September 30, 2012. DAUs increased from 58 million for the nine months ended September 30, 2011 to 66 million for the nine months ended September 30, 2012.

Online game revenue increased $88.2 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CastleVille, Zynga Poker, CityVille, Hidden Chronicles and FarmVille in the amount of $68.0 million, $41.2 million, $35.1 million, $19.7 million, and $13.0 million of the increase respectively. The increases in online game revenue from CastleVille, CityVille, and Hidden Chronicles were the result of these games’ more recent launch dates which were in November 2011, December 2010, and February 2012, respectively. The increase in FarmVille was the result of higher bookings from new content releases throughout 2011 and 2012. The increase in online game revenue from Zynga Poker was mainly due to bookings growth on mobile platforms. The growth in online game revenue was partially offset by decreases in online game revenue of $74.4 million and $56.7 million from Mafia Wars and FrontierVille, respectively. The decrease in Mafia Wars online game revenue was due to a decrease in bookings. The decrease in online game revenue from FrontierVille was primarily due to changes in our estimated average life of durable virtual goods in the first nine months of 2011, resulting in a $30.7 million increase to revenue in the nine months ended September 30, 2011. All other games accounted for the remaining net increase of $42.3 million.

International revenue as a percentage of total revenue accounted for 41% and 35% in the nine months ended September 30, 2012 and 2011, respectively.

In the nine months ended September 30, 2012, FarmVille, Zynga Poker, and CityVille, were our top revenue-generating games and comprised 26%, 18%, and 14%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2011, FarmVille, FrontierVille, Zynga Poker, Mafia Wars, and CityVille were our top revenue-generating games and comprised 27%, 16%, 15%, 14%, and 11%, respectively, of online game revenue for the period. No other game generated more than 10% of online game revenue during either of these nine month periods.

Consumable virtual goods accounted for 30% of online game revenue in the nine months ended September 30, 2012 and 2011. Durable virtual goods accounted for 70% of online game revenue in the nine months ended September 30, 2012 and 2011. The estimated weighted-average life of durable virtual goods was 13 months in the nine months ended September 30, 2012, compared to 15 months for the nine months ended September 30, 2011. In addition, changes in our estimated average life of durable virtual goods during the nine months ended September 30, 2012 for various games resulted in an increase in revenue of $22.0 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $48.5 million.

Advertising revenue increased $53.1 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, due to a $48.2 million increase in in-game display ads, a $7.6 million increase in licensing revenue, and a $8.4 million increase in in-game sponsorship revenue, offset by a decrease of $11.2 million in in-game offers, engagement ads and other advertising revenue.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Cost of revenue	$90,150	$80,170	12%	$275,113	$225,908	22%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Cost of revenue increased $10.0 million in the third quarter of 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $11.6 million in depreciation and amortization expense related to new property and equipment acquired to support our network infrastructure and acquired intangibles, an increase of $5.8 million in third-party payment processing fees and an increase of $3.1 million in sales tax expense. These increases in costs of revenue were partially offset by a decrease of $10.0 million in hosting costs in the third quarter of 2012 as compared to the same period of the prior year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Cost of revenue increased $49.2 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $29.4 million in depreciation and amortization expense related to property and equipment acquired to support our network infrastructure and acquired intangibles, an increase of $21.6 million in third-party payment processing fees, an increase of $9.5 million in stock-based expense mainly due to expense recognized for ZSUs, as prior to our December 2011 initial public offering, the criteria for recognition of these expenses had not been met, and an increase of $7.3 million in consulting costs primarily related to third-party customer support required. These increases in costs of revenue were partially offset by a decrease of $17.0 million in maintenance and hosting costs in the nine months ended September 30, 2012 as compared to the same period of the prior year.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Research and development	$155,609	$114,809	36%	$513,801	$282,316	82%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Research and development expenses increased $40.8 million in the third quarter of 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $25.1 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, and an increase of $13.9 million in headcount-related expenses, in each case as compared to the same period of the prior year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Research and development expenses increased $231.5 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $144.5 million increase in stock-based expenses, mainly due to the expense recognized for ZSUs, an increase of $66.3 million in headcount-related expenses, an increase of $11.0 million in facilities and other overhead support costs and an increase of $8.2 million in consulting costs, in each case as compared to the same period of the prior year.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Sales and marketing	$36,586	$43,717	(16%)	$149,478	$121,971	23%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales and marketing expenses decreased $7.1 million in the third quarter of 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a $6.3 million decrease in stock-based expenses and $1.9 decrease in player acquisition costs, which were partially offset by a $1.2 million increase in amortization expense from acquired intangibles, in each case as compared to the same period of the prior year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales and marketing expenses increased $27.5 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to $11.1 million increase in stock-based expense, mainly due to the expense recognized for ZSUs, a $9.3 million increase in player acquisition costs, an increase in headcount-related expenses of $4.1 million, and a $2.4 million increase in amortization from acquired intangibles, each case as compared to the same period of the prior year.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
General and administrative	$35,353	$36,395	(3%)	$156,798	$117,723	33%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

General and administrative expenses decreased $1.0 million in the third quarter of 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $4.2 million in stock-based expense as well as a $2.0 million decrease in allocated facilities and other overhead support costs. These decreases in general and administrative expenses were partially offset by a $3.9 million increase in depreciation and amortization expense and a $1.9 million increase in legal fees.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

General and administrative expenses increased $39.1 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $31.8 million in stock-based expense, including the expense recognized for ZSUs. The increase in general and administrative expenses was also due in part to an $11.9 million increase in depreciation and amortization, and a $6.3 million increase in consulting expense, which was offset by a decrease of $11.6 million in allocated facilities and other overhead costs.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(350)	$263	N/M	$19,758	$(273)	N/M

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Other income (expense), net decreased $0.6 million in the third quarter of 2012 as compared to the same period of the prior year. The decrease was primarily attributable to interest and currency rate fluctuations.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other income (expense), net increased $20.0 million in the nine months ended September 30,2012 as compared to the same period of the prior year. The increase was primarily attributable to the $19.8 million net gain recognized on the termination of lease and purchase of building, net.

Provision for income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$43,035	$(19,723)	(318%)	$36,417	$(51,206)	(171%)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The provision for income taxes decreased by $62.8 million in the third quarter of 2012 as compared to the same period of the prior year. This decrease was attributable in part to a decrease in pre-tax income of $128.0 million in the third quarter of 2012, as well as acquisitions, the tax impact of the OMGPOP impairment charge recorded in the quarter, the costs of implementing our international structure and current year valuation allowance offsetting a portion of our net deferred tax assets.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The provision for income taxes decreased by $87.6 million in the nine months ended September 30, 2012 as compared to the same period of the prior year. This decrease was attributable in part to a decrease in pre-tax income of $279.2 million in the nine months ended September 30, 2012, as well as acquisitions, the OMGPOP impairment charge recorded in the quarter, the costs of implementing our international structure, and current year valuation allowance offsetting a portion of our net deferred tax assets.

For the foreseeable future, our effective tax rate will be impacted by additional tax expense associated with the implementation of our international tax structure, and the deductibility of stock-based expense. As the implementation of our international tax structure is completed, we anticipate that our effective tax rate will be lower than the U.S. statutory rate.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(325,504)	$(187,736)
Depreciation and amortization	108,049	64,148
Cash flows provided by operating activities	$175,988	$225,213
Cash flows used in investing activities	(1,462,241)	(10,579)
Cash flows provided by financing activities	98,170	201,731

As of September 30, 2012, we had cash, cash equivalents and marketable securities of approximately $1.6 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2012, we expect to make capital expenditures of up to $345 million, which includes the purchase and build out of our corporate headquarters as well as investments in network infrastructure to support our expected growth. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Operating Activities

Operating activities provided $176.0 million of cash during the nine months ended September 30, 2012, as our net loss of $160.9 million in the nine months ended September 30, 2011 is adjusted to exclude non-cash items. Significant non-cash items included stock-based expense of $267.1 million, depreciation and amortization of $108.0 million and impairment of intangible assets of $95.5 million. Stock-based expense was composed primarily of employee ZSU and stock option expense and increased by $196.9 million in the nine months ended September 30, 2012 as compared to the same period of the prior year due to expense incurred related to ZSUs. We did not incur ZSU-related expenses during the nine months ended September 30, 2011 because a liquidity event-based vesting criteria was not satisfied until our initial public offering in December 2011. Depreciation and amortization increased as compared to the nine months ended September 30, 2011 as a result of our continued investment in property and equipment, including the purchase of our corporate headquarters building, and business acquisitions. Changes in our operating assets and liabilities used $67.4 million of cash in the nine months ended September 30, 2012, primarily due to decreases in deferred revenue and other liabilities. Changes in operating assets and liabilities provided $57.3 million of cash during the nine months ended September 30, 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable offset by a decrease in income tax receivable.

Investing Activities

Investing activities resulted in a cash outflow of $1.5 billion during the nine months ended September 30, 2012. The primary uses of cash associated with investing activities were $1.5 billion for the purchase of marketable securities, as we continued to invest the proceeds received from our initial public offering; $233.7 million for the purchase of our corporate headquarters building; and $205.5 million net of cash acquired, for business acquisitions. Excluding the purchase of our corporate headquarters building, capital expenditures were $91.8 million for the nine months ended September 30, 2012, which mainly related to the continued investment in our data centers and other hardware and software to support our growth. These uses of cash were partially offset by the sale and maturity of $591.8 million of marketable securities.

Financing Activities

For the nine months ended September 30, 2012, our primary financing activity was $99.8 million in proceeds from a term loan, net of issuance costs, entered into on June 29, 2012. We also had cash out flows for tax payments made in connection with the vesting of stock awards and cash received from the exercise of employee stock options. In the nine months ended September 30, 2011, we issued 34.9 million shares of Series C preferred stock for net proceeds of $485.3 million. In addition, we repurchased 27.5 million shares of our outstanding capital stock for a total purchase price of $283.8 million during the nine months ended September 30, 2011.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2012, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the third quarter of 2012 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of September 30, 2012, future minimum lease payments related to these leases are as follows (in thousands, unaudited):

Year ending December 31:
2012	$8,479
2013	33,484
2014	33,260
2015	30,482
2016 and thereafter	86,070

$191,775

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

        Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a continued decline in our market capitalization, we may be required to record future impairment charges for goodwill and/or acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 12 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

Risks Related to Our Business and Industry

If we are unable to maintain a good relationship with Facebook, our business will suffer.*

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant majority of our revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with Facebook would harm our business and adversely affect our operating results and the value of our Class A common stock.

We are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook from time to time. We have entered into an addendum to these terms and conditions pursuant to which we have agreed to use Facebook Credits, Facebook’s proprietary payment method, as the primary means of payment within our games played through Facebook. This addendum expires in May 2015. In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect to transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the near future, but we cannot assure you that these changes will not have a negative impact on our operating results in the future.

Our business may be harmed if:

•	Facebook discontinues or limits access to its platform by us;

•	Facebook terminates or does not renew or replace our addendum or seeks to terminate our contractual relationship altogether;

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

In addition, we have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective. As noted above, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, Facebook’s policy requiring that applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users, which was adopted in 2010 and we completed in April 2011, provided Facebook with a greater share of payments made by our players than it did when other payment options were allowed. Facebook recently announced its plans to discontinue use of Facebook Credits. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. Our current agreement with Facebook allows our users to use Zynga-branded game cards for the redemption of Facebook Credits and allows us to continue to distribute our game cards for a limited time. We are working with Facebook to transition retailers from our gift card program to Facebook’s gift cards. We expect this transition to occur over time and to be completed in the near future. Our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience our games or interact within our games, which may harm our business.

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

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended September 30, 2012, we had approximately 2.9 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), which represents approximately two percent of our players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our growth prospects may suffer if the Zynga platform is unsuccessful.*

We launched the Zynga platform in March 2012. Our ability to increase our player base and revenue will depend, in part, on the successful operation of the Zynga platform. If the Zynga platform fails to engage players, interest third-party game developers or attract advertisers, we may fail to generate sufficient revenue, operating margin or other value to justify our investment in the development and operation of the Zynga platform. We have very limited experience launching third-party developed games on the Zynga platform, and supporting games developed by third parties. We may also encounter technical and operational challenges operating a platform. In addition, although the Zynga platform is integrated with Facebook and uses Facebook Credits as the only payment method for purchasing virtual goods, our launch and promotion of the Zynga platform could harm our relationship with Facebook. Moreover, in the event that the Zynga platform ceases to be integrated with Facebook, then the standard Facebook policies that are applicable to third party games outside the Facebook platform will apply to the Zynga platform. These policies include Facebook’s recently announced policy that, effective on December 15, 2012, web games outside the Facebook platform will be limited in the Facebook information they may access and are prohibited from using the same application ID as web games on Facebook. If we are not successful with the overall monetization of the Zynga platform, we may not be able to maintain or grow our revenue as anticipated and our financial results could be adversely affected.

We expect our bookings and revenue growth rate to decline over time and anticipate operating margins may decline in the future.*

From 2010 to 2011, our revenue grew from $597.5 million to $1.14 billion, which represents an annual growth rate of approximately 91%. We expect the growth rate in bookings and revenue will decline over time. Although we have begun to implement targeted cost reduction initiatives to better align our operating expenses with our revenue and we plan to continue to manage costs better and manage our business more efficiently, we believe our operating margin will experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business. Further, we believe that the increased stock-based expense associated with vested ZSUs, which we had not recognized prior to our initial public offering, will also exert downward pressure on our operating margin. We expect to continue to expend substantial financial and other resources on game development, international expansion and our network infrastructure. Our operating costs might also increase if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement additional cost cutting measures.

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

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	expand on our current mobile games;

•	effectively market new mobile games to our existing web-based players and players of our current mobile games;

•	minimize launch delays and cost overruns on the development of new games;

•

develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players; and

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

Security breaches, computer viruses and computer hacking attacks could harm our business, reputation, brand and results of operations.*

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

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems. Security breaches could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our player data and corporate systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our players’ data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data. We must continuously examine and modify our security controls and business policies to adapt to the adoption of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, changed security, and system protection measures.

If we fail to effectively manage our growth, our business and operating results could be harmed.*

We have experienced rapid growth in our headcount and operations over the last couple of years, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2012, approximately 34% of our employees had been with us for less than one year and approximately 73% for less than two years. We are in the process of implementing certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. However, we must continue to expend significant resources to identify, hire, integrate, develop, motivate and retain a large number of qualified employees. Our cost reduction initiatives could negatively impact our ability to hire and retain key employees. If we fail to effectively manage our hiring needs, successfully integrate our new hires and retain key employees, our ability to continue launching new games and enhance existing games could suffer.

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

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these enhancements and improvements effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to public reporting companies will be impaired. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

If we lose the services of our founder and Chief Executive Officer or certain other members of our senior management team, we may not be able to execute our business strategy.*

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our founder and Chief Executive Officer or certain other members of senior management could harm our business.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers, engineers and executives are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. The loss of talented employees or the inability to hire skilled employees as replacements could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in recruiting, retaining, and motivating our key employees to achieve a high level of success or if we do not attract new key personnel, we may be unable to grow our business or execute our business strategy and as a result, our revenue and profitability may decline. We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, some of our employees may have been motivated to work for us by an expectation that our Class A common stock would be trading at a higher value and may be less motivated by the equity compensation they receive as a result. Competitors may leverage any resulting disappointment as a tool to recruit talented employees. Despite this, many of our employees may still be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. In addition, there may also be disparities of wealth between those of our employees whom we hired prior to our initial public offering in December 2011 and those who joined us after we became a public company, which may harm our culture and relations among employees. We have recently experienced attrition at higher levels than we have in the past, in part as a result of our transition to a public company. In addition, we have recently begun implementing certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, and these cost reduction initiatives could negatively impact our ability to hire and retain key employees.

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

There are low barriers to entry in the social game industry, and competition is intense.*

The social game industry is highly competitive, with low barriers to entry, and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include publicly-traded companies such as Electronic Arts Inc., DeNA Co. Ltd. and The Walt Disney Company and privately-held companies such as Crowdstar, Inc., Vostu, King.com and wooga GmbH. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Google Inc. and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing games for those platforms, we will face significant competition from established companies, including Electronic Arts Inc., GREE International, Inc., DeNA Co. Ltd., Gameloft SA, Glu Mobile Inc., Disney and Rovio Mobile Ltd. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

In particular, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods, the amount of revenue that we recognize in any particular period may fluctuate significantly. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We may be required to record impairment charges related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of September 30, 2012, we had $737.4 million of goodwill, intangible assets and other long-lived assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position.

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

        We pursue the registration of our domain names, copyrights, trademarks, and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, copyrights, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

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

Although we do not believe that the final outcome of intellectual property litigation and claims that we currently face will have a material adverse effect on our business, our expectations may not prove to be correct. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, operating results, financial condition, reputation or the market price of our Class A common stock.

We are involved in legal proceedings that may result in adverse outcomes.*

We may be involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See the section titled “Legal Matters” included in Note 12 – “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

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

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our current games to our players, or require us to modify our games, thereby harming our business.*

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce and the U.S. Congress are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union has proposed reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We began operations in 2007 and have grown rapidly. While our administrative systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our game features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our players share with us.

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. See Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report for more information.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future growth.*

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including real money gambling as discussed below, may adversely affect our reputation, business, financial condition and results of operations. We believe real money gambling could have risks that are different than those associated with other new initiatives. In particular, real money gambling is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments may prevent or significantly limit our ability to enter into or succeed in real money gambling, even if we pursue it. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with real money gambling we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

We have begun efforts to expand our business to include real money gambling and in October 2012, we entered into a partnership agreement with bwin.party digital entertainment plc, a leading international real money gambling operator, to develop, test and operate certain real money online poker and casino games in the United Kingdom. This is our first experience with real money gambling and we cannot assure you that these preliminary efforts will be successful or result in the development or timely launch of real money gambling products, if at all, or ultimately produce any revenue. In addition, even if we ultimately do launch real money gambling products, if we or our partners fail to comply with regulatory requirements, or if players are less satisfied than expected with the games provided, we may not benefit from this line of business, we may lose players and we may curtail our efforts to enter the real money gambling market.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and Chief Executive Officer and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 58% of the total voting power of our outstanding capital stock as of September 30, 2012. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales or exercises by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our Class A common stock were sold in our initial public offering in December 2011 at a price of $10.00 per share, through October 15, 2012, our stock price has ranged from $2.21 to $15.91. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	announcements related to our stock repurchase program;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the activities, public announcements and financial performance of our commercial partners, such as Facebook;

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

In addition, in October 2012, we announced that our Board of Directors authorized us to repurchase up to $200 million of our Class A common stock. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The share repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In September 2012, we issued approximately 3.2 million shares of our Class A Common Stock to the two stockholders of A Bit Lucky, Inc., in exchange for all of the outstanding capital stock of A Bit Lucky, in connection with the acquisition of A Bit Lucky pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 17, 2012. This issuance was deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) under the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the unregistered securities were provided access to all material information, requested, and all information necessary to verify such information and were afforded access to our management in connection with the purchases. The recipients of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

We intend to use the net proceeds to us from the initial public offering for general corporate purposes, including working capital, game development, marketing activities and capital expenditures. In addition, we may use a portion of the proceeds from the initial public offering for acquisitions of or investments in complementary businesses, technologies or other assets. As of September 30, 2012, the net offering proceeds have been invested in money market funds, debt instruments of the U.S. government and its agencies and high credit quality corporate issuers. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 16, 2011.

Issuer Purchases of Equity Securities

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (following the signature pages of this Quarterly Report) are filed with, or incorporated by reference in, this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on October 26, 2012.

ZYNGA INC.

By:	/s/ David M. Wehner
David M. Wehner Chief Financial Officer (On behalf of Registrant)

By:	/s/ Mark Vranesh
Mark Vranesh Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Sixteenth Amended and Restated Certificate of Incorporation of Zynga Inc.

3.2(2)	Amended and Restated Bylaws of Zynga Inc.

4.1(3)	Form of Zynga Inc. Class A Common Stock Certificate.

10.1*#	Transition and Separation Agreement between Zynga Inc. and Jeff Karp, dated September 10, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*(4)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*(5)	XBRL Instance Document

101.SCH*(5)	XBRL Taxonomy Extension Schema Document

101.CAL*(5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(5)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(5)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Represents a management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35375), filed with the Securities and Exchange Commission on December 21, 2011, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 17, 2011, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A (File No. 333-175298), filed with the Securities and Exchange Commission on November 4, 2011, and incorporated by reference herein.
(4)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(5)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.