Form 10-K
period 2012-12-31
ZYNGA INC
filed 2013-02-25
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,257,034,695 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date.

As of February 15, 2013, there were 598,057,857 shares of the registrant’s Class A common stock outstanding, 166,918,231 shares of the registrant’s Class B common stock outstanding and 20,517,472 shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

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

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	our ability to launch successful new games and hit games for web and mobile generally in a timely manner;

•	sustaining and expanding our franchise games;

•	our ability to expand our offerings across several game genres;

•	our ability to extend our brand and games to mobile platforms;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	the growth of the social games market, including the mobile market and the advertising market

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players and increasing the monetization of our player base;

•	expanding our player network, including creating and building a mobile network and the success of that network;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities, including our expansion into real money gaming;

•	our plans and opportunities to expand into real money gaming in the United Kingdom and elsewhere;

•	our ability to rationalize our product pipeline, reduce marketing and technology expenditures and consolidate certain facilities;

•	our cost reduction plans and estimated savings and charges;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	successfully acquiring and integrating companies and assets.

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and industry. We are also highly reliant on Facebook and the Facebook platform for a significant portion of our revenue. Our relationship with Facebook, the Facebook platform and our agreements with Facebook are subject to change. New risks emerge from time to time. It is not possible for our management to predict all of the risks related to our business and operations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or “the Company”) is the world’s leading provider of social game services. We develop, market and operate online social games as live services played over the Internet and on social networking sites and mobile platforms. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising.

We are a pioneer and innovator of social games and a leader in making play a core activity on the Internet. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Large and Global Community of Players. According to AppData, as of December 31, 2012, we had five of the top 10 games on Facebook based on DAUs. Our players are also more engaged, with our games being played by 63 million DAUs, worldwide as of December 31, 2012. According to comScore, in the month of December 2012, players spent more time playing Zynga’s mobile games than the next five mobile game developers combined.

•

Leading Portfolio of Social Games. We have many of the most popular and successful online social games, including the FarmVille, With Friends and Zynga Poker franchises, Bubble Safari, ChefVille, and Draw Something. As of December 31, 2012, according to AppData, we had three of the top five social games on Facebook based on DAUs.

•

Scalable Technology and Data. We process and serve more than a petabyte of content for our players every day, a volume of data that we believe is unmatched in the social game industry. We continually analyze game data to optimize our games. We believe that combining data analytics with creative game design enables us to create a superior player experience.

On mobile platforms, we have several of the most popular games, including Words With Friends, Draw Something and Zynga Poker. In March 2012, Apple announced that Words With Friends was number three on the 25 most downloaded iOS apps of all time for the iPhone and tenth most downloaded for the iPad. In December 2012, Zynga Poker was named the top grossing App of 2012 according to the App Store chart.

We leverage our scale to increase player engagement, cross-promote our portfolio of games, continually enhance existing games, launch new games and build the Zynga brand. We believe our scale results in network effects that deliver compelling value to our players, and we are committed to making significant investments to grow our community of players, their engagement and our monetization over time.

Consistent with our free-to-play business model, a small portion of our players have been payers. During the three months ended December 31, 2012, we had approximately 2.9 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available). Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players as our business grows.

Our top three games historically have contributed the majority of our revenue. Our top three games accounted for 55%, 57% and 78% of our online game revenue in 2012, 2011 and 2010, respectively.

Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe. We were originally organized in

April 2007 and completed our initial public offering in December 2011, and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.” As of December 31, 2012, we had 3,058 full-time employees.

Our Social Games

We design our social games to provide players with shared experiences that surprise and delight them. Our social games leverage the global connectivity and distribution on Facebook, other social networks, mobile platforms and the With Friends Network, including Zynga.com. Our games are generally free to play, span a number of genres and attract a community of players that is demographically and geographically diverse. We operate our games as live services and update them with fresh content and new features to make them more social, enhance player engagement and improve monetization. We analyze the data generated by our players’ game play and social interactions to guide the creation of new content and features. We use this ongoing feedback loop to keep our games compelling and enhance the player experience.

We believe expanding our offerings across several game genres is critical to our success. We will invest in several game categories, including the following:

•

Invest & Express. Represented by our market-leading web games such as FarmVille, CityVille, FarmVille 2, ChefVille and CastleVille, these games allow our players to express their personalities by customizing the appearances of their characters and building their own virtual city, farm, restaurant or castle.

•	Casino. Zynga Poker was our first social game and is the largest free-to-play online poker game in the world; we plan to continue our investment in this category.

•

Casual. Includes some of our most popular titles like Words With Friends, Scramble With Friends, Draw Something and Bubble Safari, these games provide chances for friendly competition and allow our players to quickly connect with friends and family when they start a game and to build and enhance these relationships throughout the game experience.

•

Midcore Player versus Player. We began our investment in this category with the launch of Mafia Wars in June 2008 and have continued that investment with the launch of Ayakashi in 2012 along with recently published games including Horn and Respawnables.

We generate revenue from the following online services:

Virtual Goods and Paid Downloads

Our primary revenue source is the sale of virtual currency that players use to buy in-game virtual goods. Virtual currency can also be earned for free through game play or by accepting promotional offers from our advertising partners. We also generate revenue when players purchase mobile game downloads.

Advertising

Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players. The goal of our engagement-based advertising is to enhance the player experience while delivering real value to advertisers. Our advertising offerings include:

•	Branded Virtual Goods and Sponsorships that integrate advertising within game play;

•	Engagement Ads and Offers in which players can answer certain questions, watch-to-earn engagements or sign up for third party services to receive virtual currency;

•	Mobile Ads through ad-supported free versions of our mobile games, such as Words with Friends;

•	Display Ads in our online web games that include banner advertisements; and

•	Licensing of our brands in toy and game product lines.

With Friends Network

We plan to expand our With Friends Network in 2013 to be accessible to both web players and mobile players alike to make games more engaging, more social and more profitable. We began this effort with our beta launch of Zynga.com on the web in 2012. The With Friends Network enables players to meet and connect with other players who share a love for social games across both web and mobile, ultimately giving them more friends to play with. Players progress faster in their games by connecting with the entire With Friends Network to instantly get what they need to complete quests, obtain virtual items and advance to the next level.

Our Strategy

Our mission is to connect the world through games. In pursuit of our mission, we encourage entrepreneurship and intelligent risk taking to produce great games and breakthrough innovations. The key elements of our strategy are:

•

Make Games Free, Accessible and Fun. We operate our games as live services that are available anytime and anywhere. We design our social games to provide players with easy access to shared experiences that delight, amuse and entertain, and we will continue to update our games on an ongoing basis with fresh content and new features to make them more social and fun for our players.

•	Launch New Games. We will continue to invest in building new games to expand the genres of games that we offer, further engage with our existing players and attract new players.

•

Continue Mobile Growth. We believe there is a large opportunity to extend our brand and games to mobile platforms such as Apple iOS and Google Android. We also believe the With Friends Network, our social gaming network for mobile players, will enhance our audience and increase the engagement of our mobile players. We will continue to make our games accessible on a large number of mobile and other Internet-connected devices and invest in developing and acquiring mobile development talent, technologies and content.

•

Enhance Existing Franchises. We will continue to enhance our market-leading franchises including FarmVille, Words with Friends and Zynga Poker. We regularly update our games after launch to encourage social interactions, add new content and features and improve monetization.

•

Create the Leading Game Network. We are committed to creating the leading social game network for players and began this effort with the launch of Zynga.com for web players in 2012. We plan to further expand our With Friends Network in 2013 to be accessible to both web players and mobile players alike to make games more engaging, more social and more profitable. We have opened up our application programming interface (“API”) layer to third party developers and continue to register new developers and partners who want to launch their games on our network.

•

Expand Into RMG. In the first half of 2013, we plan to expand into RMG in the United Kingdom through a partnership with bwin.party, a leading international RMG operator. We believe this is a great opportunity to enter the real money gaming market. We will continue to look for opportunities to create high quality gaming experiences for our players in this market. In December of 2012 we filed an Application for a Preliminary Finding of Suitability from the Nevada Gaming Control Board.

•

Extend our Technology Leadership Position. Our proprietary technology stack and data analytics are competitive advantages that enhance our ability to create the world’s best social games. We will continue to innovate and optimize our network infrastructure to cost-effectively ensure high performance and high availability for our social games.

Our Technology Stack

We have invested extensively in developing our proprietary technology stack, which has the ability to handle sudden bursts of activity for millions of players over a short period of time with high levels of performance and reliability, to support the growth of our business. Our proprietary technology stack includes datacenter and cloud computing management, a shared code base, network and cross-promotional features and proprietary data analytics. Our technology stack also supports the growth of our 2D and 3D game engines across the mobile business in addition to supporting high-level security and anti-fraud infrastructure. We believe that our technology stack is a competitive advantage and we will continue to innovate and optimize our stack to extend our technology leadership.

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

Agreements with Facebook

To date, we have derived a significant portion of our bookings (81% in 2012) and revenue (86% in 2012) and acquired substantially all of our players from our games played on Facebook. We expect to continue to derive a significant portion of our revenue from games played on the Facebook platform for the foreseeable future. We have entered into two addenda to Facebook’s standard terms of service that govern the distribution, promotion and operation of our games through the Facebook platform. Our first addendum requires us to use Facebook Credits as the primary payment method for any of our games that are either on the Facebook platform or that utilize the data from the Facebook social graph, and requires Facebook to remit to us an amount equal to 70% of the price stated to our players. The second addendum obligated us to use Facebook Credits as the sole in-game payment mechanism in any games launched on our own social gaming network, and entitled Facebook to retain 30% of the stated price for transactions on our network. The second addendum also required us to use Facebook as the exclusive social platform for the Zynga properties and to exclusively launch certain of our games on the Facebook platform for up to twelve months, subject to certain exceptions.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead will offer pricing of our virtual goods in local currencies. Facebook will continue to retain 30% of the stated price for transactions on their platform under the terms of their new payments program. We expect to begin our transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the first half of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we will be limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We will be prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. We will not be permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

Beginning on March 31, 2013, we will no longer be obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits and/or local-currency based payments) on any Zynga game pages. We will have the right to process our own payments, and Facebook will no longer have the right to receive 30% of the proceeds from payments made on the With Friends Network.

In addition, as of March 31, 2013, we will no longer be required to use Facebook as the exclusive social platform for the Zynga properties, or be required to grant certain title exclusivities of Zynga games on the Facebook platform, subject to certain exceptions. However, any social game launched after March 31, 2013 by Zynga will generally be available through the Facebook web site concurrent with, or shortly following, the time such game is made available on another social platform or a Zynga property.

The addenda, including our recent amendments, with Facebook will each expire in 2015. Our current agreements with Facebook allow our users to use Zynga/Facebook co-branded game cards for the redemption of Facebook Credits and also allow for our own Zynga game cards, which were previously printed and delivered to our distributors and retailers, to continue to be sold to game players until all such cards are sold. We do not plan to print and sell more of our own cards for redemption on the Facebook platform, however we have the right to sell our own game cards on other platforms, including on the With Friends Network after March 31, 2013.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we create includes product and feature names and audio-visual elements, including graphics, music, story lines and interface design.

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

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our games and other intellectual property. We typically own the copyright to the software code to our content, as well as the brand or title name trademark under which our games are marketed. We pursue the registration of our domain names, copyrights, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “Zynga,” the names of our games and company taglines, among others.

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

Companies in the Internet, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their copyrights, trademarks, patents and other intellectual property rights. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

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

Our competitors include:

•

Game Developers for Facebook and Other Social Networks: We face competition from a number of competitors who develop social games for use on Facebook and other social networks. These competitors, some of which have significant financial, technical and other resources, greater name recognition and have longer operating histories, may create similar games to reach our players. Some of these competitors include Crowdstar, Inc., DeNA, Electronic Arts Inc., King.com, Social Point, The Walt Disney Company, Vostu, Ltd. and Wooga GmbH. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We could face additional competition if large companies with significant online presences, such Facebook, Inc., Google Inc., Microsoft Corporation and Tencent Holdings Limited, choose to enter or expand in the social games space or develop competing social games.

•

Game Developers for Mobile: The mobile game sector is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of our competitors in the mobile game market include Addmired, DeNA Co. Ltd., Disney Mobile, Electronic Arts, Gameloft, Glu Mobile, GREE International Inc., Rovio Mobile Ltd, Storm8, Inc. and Supercell. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•

Other Game Developers: Our players may also play other games on personal computers and consoles, some of which include social features that compete with our social games and have community functions where game developers can engage with their players. Some of these competitors include Activision Blizzard, Inc., Electronic Arts, SEGA of America, Inc., The Walt Disney Company and THQ Inc.

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

Our Core Values

We were founded on a deeply held passion for games and for family and friends playing together. Our passion for play is at the core of our mission: to connect the world through games. Our mission and our core values drive everything that we do: design social games that everyone wants to play, assemble and retain talented teams, prioritize our opportunities and make investment decisions.

Our core values have enabled us to scale our organization and innovate a new way to play. We encourage innovation, the creation of compelling game experiences and acting quickly. These factors are critical to extending our leadership position as we seek to continue building successful franchises. We embrace ownership, meritocracy, career growth and focus on the long-term to motivate our employees and attract and retain world class game design, product management, engineering and operational talent. We remain steadfast in our commitment to surprise and delight our players. We believe our unique company culture serves as the foundation of our success. Our core values are:

•	Build games that you and your friends love to play

•	Surprise and delight our players

•	Zynga is a meritocracy

•	Be a CEO and own outcomes

•	Work Zynga smart

•	Zynga first; decisions for the greater good

•	Always innovate

Research and Development

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $645.6 million, $727.0 million and $149.5 million in 2012, 2011 and 2010, respectively, which included stock-based expense of $200.6 million, $374.9 million and $10.2 million, respectively. We expect research and development expense to rise due to the increasing required investment to launch high quality games across multiple devices and platforms.

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

Some of our games are based upon traditional casino games, such as poker. We have structured and operate our casino-themed games, including, Zynga Poker, with the gambling laws in mind and believe that playing such games does not constitute gambling. However, we have begun efforts to expand our business to include RMG. We recently announced a partnership agreement with bwin.party to develop, test and operate certain real money online poker and casino games in the United Kingdom. The real money games will be powered by the established operating platform and software of bwin.party and will operate under bwin.party’s gambling licenses in the applicable jurisdictions. In addition, in December 2012 we filed an Application for a Preliminary Finding of Suitability with the Nevada Gaming Control Board. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of player data, including the collection of data from minors. We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our players’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely affect our business.

In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

Also, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Available Information

Our website is located at www.zynga.com, and our investor relations website is located at http://investor.zynga.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, for the last year. These filings are also available for download free of charge on our investor relations website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business and Industry

If Facebook changes its standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (81% in 2012) and revenue (86% in 2012) and acquired substantially all of our players through Facebook. We expect to continue to derive a significant portion of our bookings and revenue from the Facebook platform for the foreseeable future. Except for the addenda described below, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

We have entered into two addenda to Facebook’s standard terms of service that govern the distribution, promotion and operation of our games through the Facebook platform. The first addendum required us to use Facebook Credits as the primary payment method for any of our games that are either on the Facebook platform or that utilize the data from the Facebook social graph, and requires Facebook to remit to us an amount equal to 70% of the price stated to our players. The second addendum obligated us to use Facebook Credits as the sole in-game payment mechanism in any games launched on our own social gaming network, and entitled Facebook to retain 30% of the stated price for transactions on our network. The second addendum also required us to use Facebook as the exclusive social platform for the Zynga properties and to exclusively launch certain of our games on the Facebook platform for up to twelve months, subject to certain exceptions.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead will offer pricing of our virtual goods in local currencies. Facebook will continue to retain 30% of the stated price for transactions on their platform under the terms of their new payments program. We expect to begin our transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the first half of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we will be limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. This may limit our ability to reach Facebook users from the With Friends Network and may limit the number of players that use the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We will be prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. We will not be permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

Beginning on March 31, 2013, we will no longer be obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits and/or local-currency based payments) on any such Zynga game pages. We will have the right to process our own payments, and Facebook will no longer have the right to receive 30% of the proceeds from payments made on the With Friends Network.

In addition, as of March 31, 2013, we will no longer be required to use Facebook as the exclusive social platform for the Zynga properties, or be required to grant certain title exclusivities of Zynga games on the Facebook platform, subject to certain exceptions. However, any social game launched after March 31, 2013 by Zynga will generally be available through the Facebook web site concurrent with, or shortly following, the time such game is made available on another social platform or a Zynga property.

The addenda, including our recent amendments, with Facebook will each expire in 2015. Our current agreements with Facebook allow our users to use Zynga/Facebook co-branded game cards for the redemption of Facebook Credits and also allows for our own Zynga game cards, which were previously printed and delivered to our distributors and retailers, to continue to be sold to game players until all such cards are sold. We do not plan to print and sell more of our own cards for redemption on the Facebook platform, however we have the right to sell our own game cards on other platforms, including on the With Friends Network after March 31, 2013.

Our business may be harmed if:

•	Facebook discontinues or limits access to its platform by us;

•	Facebook terminates or does not renew or modifies our addenda or seeks to terminate our contractual relationship altogether;

•	Facebook determines that we are a competitor or otherwise prohibits us from offering our games on the Facebook platform;

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

In addition, we have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users or other factors cause its user base to stop growing or shrink, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective, or available at all. As noted above, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, starting in April 2011, Facebook’s policy requiring that applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users, provided Facebook with a greater share of payments made by our players than it did when other payment options were allowed. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform or across platforms other than Facebook. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. In addition, Facebook’s policy requiring that applications on Facebook accept only Facebook Credits as payment from users provided Facebook with a greater share of payments made by our players than it did when other payment options were allowed. Our current agreements with Facebook allow our users to use Zynga-branded game cards for the redemption of Facebook Credits in our games on Facebook. Our game cards that were previously printed and delivered to our distributors and retailers may continue to be sold to game players until all such cards are sold. We do not plan to print and sell more of our cards for redemption on the Facebook platform; however, we have the right to sell our own game cards for use on other platforms, including the With Friends Network after March 31, 2013. Our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

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

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	continued worldwide growth in the adoption and use of Facebook and other social networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth;

•	the transition of our players from the web to mobile devices; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

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

Our growth prospects may suffer if the With Friends Network is unsuccessful.

We plan to expand our With Friends Network in 2013 to be more accessible to both web players and mobile players alike to make games more engaging, more social and more profitable. We began this effort with our beta launch of Zynga.com on the web in 2012. Our ability to increase our player base and revenue will depend, in part, on the successful operation and growth of the With Friends Network, including its extension to mobile. If the With Friends Network fails to engage players, interest third-party game developers or attract advertisers, we may fail to generate sufficient revenue or bookings to justify our investment in the development and operation of the With Friends Network. We have limited experience launching third-party developed games on the With Friends Network, or supporting games developed by third parties. We may also encounter technical and operational challenges operating a network

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we will be limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. This may limit our ability to reach Facebook users from the With Friends Network, and may limit the number of players that use the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We will be prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. We will not be permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions. If we are not successful with the overall monetization of the With Friends Network, we may not be able to maintain or grow our revenue as anticipated and our financial results could be adversely affected.

Our revenue, bookings and operating margins may decline.

From 2010 to 2011, our revenue increased from $0.60 billion to $1.14 billion and from 2011 to 2012, our revenue increased from $1.14 billion to $1.28 billion, which represent an annual increase of 91% and 12%, respectively. From 2010 to 2011, our bookings increased from $0.84 billion to $1.16 billion, which represents an annual increase of 38%, and from 2011 to 2012 our bookings decreased from $1.16 billion to $1.15 billion, which represents an annual decrease of approximately 1%. We expect that our revenue and bookings will decline in the first quarter of 2013. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business. Further, the increased stock-based expense associated with restricted stock units (“ZSUs”) issued to our directors, employees and consultants, which we had not recognized prior to our initial public offering, will also exert downward pressure on our operating margin. We expect to continue to expend substantial financial and other resources on game development, including mobile games, the expansion of our With Friends Network, international expansion and our network infrastructure. Our operating costs will increase if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term growth.

Our growth prospects will suffer if we are unable to continue to develop successful games for mobile platforms or successfully monetize mobile games we develop or acquire.

Developing games for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile games, and we cannot guarantee that we will continue to develop games that appeal to players or advertisers. In addition, we may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. Generally, our mobile games monetize at a lower rate than our web-based games and we may not be successful in our efforts to increase our monetization from mobile games. If we are unable to implement successful monetization strategies for our mobile games, our ability to grow revenue and our financial performance will be negatively affected.

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	expand on our current mobile games;

•	effectively market new mobile games to our existing web-based players and players of our current mobile games;

•	expand our With Friends Network to mobile;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for our players;

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

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April of 2011 and the operation of most of our games was interrupted for several hours in January of 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

Security breaches, computer viruses and computer hacking attacks could harm our business, reputation, brand and results of operations.

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

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems. Security breaches could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data and corporate systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our players’ data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

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

Compared to all players who play our games in any period, only a small portion are paying players. During the year ended December 31, 2012, we had approximately 3.4 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

If we fail to effectively manage our human resources, our business and operating results could be harmed.

We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2012, approximately 35% of our employees had been with us for less than one year and approximately 70% for less than two years. We have implemented certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. However, we must continue to expend significant resources to identify, hire, integrate, develop, motivate and retain a large number of qualified employees. Our cost reduction initiatives could negatively impact our ability to hire and retain key employees. If we fail to effectively manage our hiring needs, successfully integrate our new hires and retain key employees, our ability to continue launching new games and enhance existing games, including in each case on mobile, and to expand our With Friends Network, could suffer.

To effectively manage our business and operations, we will need to continue to focus on spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;

•	enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other; and

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations.

These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

The number of individuals who access the Internet through devices other than a personal computer, such as smart phones, tablets, televisions and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. The generally lower processing speed, power, functionality and memory associated with these devices make playing our games through such devices more difficult and the versions of our games developed for these devices may not be compelling to players. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result. To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business will suffer.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our growth.

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;

•	utilizing, protecting and enforcing our intellectual property rights;

•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects us from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws including without limitation, compliance with the Foreign Corrupt Practices Act;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally;

•	export or import regulations; and

•	trade and tariff restrictions.

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

Our players face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console games, television, movies, sports, RMG and the Internet, are much larger and more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our players. If we are unable to sustain sufficient interest in our games in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

Competition in the social game industry is intense.

The social game industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include companies such as Electronic Arts Inc., DeNA Co. Ltd. (Japan), The Walt Disney Company, Crowdstar, Inc., Vostu, King.com and Wooga. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Google Inc. and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing games for those platforms, we will face significant competition from established companies, including Electronic Arts Inc., GREE International, Inc., DeNA, Gameloft SA, Glu Mobile Inc., Disney and Rovio Mobile Ltd. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

The value of our virtual goods is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.

Paying players purchase virtual goods in our games because of the perceived value of these goods which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted by an increase in the availability of free or discounted Facebook Credits and/or Facebook’s local-currency based payments, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

Some of our players may make sales and/or purchases of virtual goods used in our games through unauthorized third-party websites, which may impede our revenue growth.

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games or from scamming our players with fake offers or virtual goods or other game benefits. We do not generate any revenue from these transactions, or have any control over them. Accordingly, these unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

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

To discourage unauthorized purchases and sales of our virtual goods, we state in our terms of service that the buying or selling of virtual currency and virtual goods from unauthorized third-party sellers may result in bans from our games and/or legal action. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual goods from our games, particularly poker chips from Zynga Poker, outside of our games. We have also employed technological measures to help detect unauthorized transactions. If we decide to implement further restrictions on players’ ability to transfer virtual goods, we may lose players, which could harm our financial condition and results of operations.

The proliferation of “cheating” programs and scam offers that seek to exploit our games and players affects the game-playing experience and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in our games, play them in an automated way or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly and may disrupt the virtual economies of our games. In addition, unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits. We devote significant resources to discover and disable these programs and activities, and if we are unable to do so quickly our operations may be disrupted, our reputation damaged and players may stop playing our games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to dissatisfied players.

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

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

In particular, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods, the amount of revenue that we recognize in any particular period may fluctuate significantly. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Annual Report on Form 10-K.

Given our short operating history and the rapidly evolving social game industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including DAUs, MAUs, MUUs, MUPs and ABPU may not be indicative of our financial performance.

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.

As of December 31, 2012, we had $724.4 million of goodwill, intangible assets and other long-lived assets. If our market capitalization continues to decline below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We pursue the registration of our domain names, copyrights, trademarks, and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, copyrights, patents and domain names in multiple jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until March 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

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

From time to time, we have faced, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game, pay royalties or significant settlement costs, purchase licenses or modify our games and features, or develop substitutes.

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

We are involved in legal proceedings that may result in adverse outcomes.

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See the section titled “Legal Matters” included in Note 13 – “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Programming errors or flaws in our games could harm our reputation or decrease market acceptance of our games, which would harm our operating results.

Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. We believe that if our players have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential players. Undetected programming errors, game vulnerabilities that may be exploited by cheating programs and other forms of misappropriation, game defects and data corruption can disrupt our operations, adversely affect the game experience of our players by allowing players to gain unfair advantage, misappropriate virtual goods, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our operating results.

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our current games to our players, or require us to modify our games, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce and the U.S. Congress are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has proposed reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We began operations in 2007 and have grown rapidly. While our administrative systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, age verification, underage players or the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our game features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our players share with us.

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

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our casino-themed games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. We have recently begun efforts to expand our business to include RMG and announced a partnership agreement with bwin.party to develop, test and operate certain real money online poker and casino games in the United Kingdom. We also recently filed an Application for a Preliminary Finding of Suitability with the Nevada Gaming Control Board. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions.

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

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency, banking institutions and money transmission may be interpreted to cover virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business. In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

Companies and governmental agencies may restrict access to Facebook, our website or the Internet generally, which could lead to the loss or slower growth of our player base.

Our players generally need to access the Internet and in particular Facebook and our website to play our games. Companies and governmental agencies could block access to Facebook, our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, our website or other social platforms. For example, the government of the People’s Republic of China has blocked access to Facebook in China. If companies or governmental entities block or limit access to Facebook or our website or otherwise adopt policies restricting players from playing our games our business could be negatively impacted and could lead to the loss or slower growth of our player base.

Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired businesses, personnel and technologies in the past and we intend to continue to evaluate and pursue acquisitions and strategic investments. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Additional challenges and risks include:

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

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	diversion of our management’s attention away from our business and any difficulties encountered in the integration process;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, or future prospects;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•

risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth” elsewhere in this Annual Report on Form 10-K;

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. For more information, see Note 6 — “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Failure in pursuing or executing new business initiatives, including RMG, could have a material adverse impact on our business and future growth.

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including RMG as discussed below, may adversely affect our reputation, business, financial condition and results of operations. We believe RMG could have risks that are different than those associated with other new initiatives. In particular, RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with RMG we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

We have begun efforts to expand our business to include RMG and in October 2012, we entered into a partnership agreement with bwin.party digital entertainment plc to develop, test and operate certain real money online poker and casino games in the United Kingdom. This is our first experience with RMG and we cannot assure you that these preliminary efforts will be successful or result in the development or timely launch of RMG products, if at all, or ultimately produce any revenue. In addition, even if we ultimately do launch RMG products, if we or our partners fail to comply with regulatory requirements, or if players are less satisfied than expected with the games provided, or if we become subject to excessive taxation in the U.S. or in other countries, we may not realize the anticipated benefits of this line of business or we may lose players and we may curtail our efforts to enter the RMG market.

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

The current U.S. administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

Our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation in terms of the future corporate tax rate but also in terms of the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions.

Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to eventually derive could be undermined due to changing tax laws or if we are unable to adapt the manner in which we operate our business.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

Our principal offices and network operations centers are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 59% of the total voting power of our outstanding capital stock as of December 31, 2012. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our Class A common stock were sold in our initial public offering in December 2011 at a price of $10.00 per share, through December 31, 2012, our stock price has ranged from $2.09 to $15.91. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters’ included in Note 13 —“Commitments and Contingencies” in the notes to the consolidated financial statements. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in October 2012, we announced that our Board of Directors authorized us to repurchase up to $200 million of our Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

If the existing holders of our Class B common stock particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. In addition, certain holders of our Class B common stock will be entitled to rights with respect to the registration of such shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price of our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market, following the release of lock-up agreements or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in our other public filings with the SEC as required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our San Francisco, California corporate headquarters, an office building of approximately 660,000 square feet. We use approximately 480,000 square feet for our operations and lease most of the remainder to third-party, non-affiliated, tenants under leases that range in terms from month-to-month to terms through 2021. The San Francisco facility currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in Carlsbad, California; Los Angeles, California; Mountain View, California; Timonium, Maryland; New York, New York; Syracuse, New York; Eugene, Oregon; Allen, Texas; Austin, Texas; McKinney, Texas; and Seattle, Washington. We lease office and data center space in California and Virginia. We lease offices for our foreign operations in: Victoria, Canada; Toronto, Canada; Beijing, China; Bielefeld-Sennestadt, Germany; Mainz, Germany; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Luxembourg City, Luxembourg; and Farnham, United Kingdom. These additional domestic and international facilities total approximately 470,000 square feet, excluding restructured properties.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 13 —“Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

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

	High	Low
Fourth Quarter 2011 (from December 16, 2011)	$11.50	$8.75
First Quarter 2012	$15.91	$7.97
Second Quarter 2012	$13.15	$4.78
Third Quarter 2012	$5.61	$2.66
Fourth Quarter 2012	$2.90	$2.09

Our Class B common stock and Class C common stock are not listed nor traded on any stock exchange.

Holders of Record

As of December 31, 2012, there were approximately 38 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $2.36 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2012, there were approximately 1,241 stockholders of record of our Class B common stock, and Mr. Pincus, our Chief Executive Officer, remains the only holder of Class C common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On October 24, 2012, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

All of our stock repurchases during fiscal year 2012 were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. As of December 31, 2012, we had repurchased an aggregate of 5.0 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.36 per share for a total of $11.8 million, all of which were repurchased after December 3, 2012. The remaining amount available for the repurchase of our Class A common stock was $188.2 million as of December 31, 2012.

The following table provides information with respect to our repurchases of 5.0 million shares of our Class A common stock in 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount $ of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum $ Amount of May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2012	—	—	—	—
November 1 – November 30, 2012	—	—	—	—
December 1 – December 31, 2012	4,961,802	$2.36	$11,755,842	$188,244,158

Total	4,961,802	$2.36	$11,755,842	$188,244,158

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

The following graph compares, for the year ended December 31, 2012, the cumulative total stockholder return for Zynga’s Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”), the NASDAQ 100 Index and the NASDAQ Internet Index. The measurement points in the graph below are December 16, 2011 (the first trading day of our Class A common stock on the NASDAQ Global Select Market) and the last trading day of the fiscal year ended December 31, 2012. The graph assumes that $100 was invested on December 16, 2011 in the Class A common stock of Zynga Inc., the S&P 500 Index, the NASDAQ 100 Index and the NASDAQ Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 as well as the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the 12 months ended December 31, 2009 and 2008, as well as the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share, users and ABPU data)
Consolidated Statements of Operations Data
Revenue:
Online game	$1,144,252	$1,065,648	$574,632	$85,748		$5,272
Advertising	137,015	74,452	22,827	35,719		14,138

Total revenue	1,281,267	1,140,100	597,459	121,467		19,410
Costs and expenses:
Cost of revenue	352,169	330,043	176,052	56,707		10,017
Research and development	645,648	727,018	149,519	51,029		12,160
Sales and marketing	181,924	234,199	114,165	42,266		10,982
General and administrative	189,004	254,456	32,251	24,243		8,834
Impairment of intangible assets	95,493	—	—	—		—

Total costs and expenses	1,464,238	1,545,716	471,987	174,245		41,993
Income (loss) from operations	(182,971)	(405,616)	125,472	(52,778)		(22,583)
Interest income	4,749	1,680	1,222	177		319
Other income (expense), net	18,647	(2,206)	365	(209)		187

Income (loss) before income taxes	(159,575)	(406,142)	127,059	(52,810)		(22,077)
(Provision for) benefit from income taxes	(49,873)	1,826	(36,464)	(12)		(38)

Net income (loss)	$(209,448)	$(404,316)	$90,595	$(52,822)		$(22,115)

Deemed dividend to a Series B-2 convertible preferred stockholder			4,590
Net income attributable to participating securities	—	—	58,110	—		—

Net income (loss) attributable to common stockholders	$(209,448)	$(404,316)	$27,895	$(52,822)		$(22,115)

Net income (loss) per share attributable to common stockholders
Basic	$(0.28)	$(1.40)	$0.12	$(0.31)		$(0.18)

Diluted	$(0.28)	$(1.40)	$0.11	$(0.31)		$(0.18)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	741,177	288,599	223,881	171,751		119,990

Diluted	741,177	288,599	329,256	171,751		119,990

Other Financial and Operational Data:
Bookings(1)	$1,147,627	$1,155,509	$838,896	$328,070		$35,948
Adjusted EBITDA(2)	$213,233	$303,274	$392,738	$168,187		$4,549
Average DAUs (in millions)(3)	63	57	56	41		NA
Average MAUs (in millions)(4)	302	233	217	153		NA
Average MUUs (in millions)(5)	180	151	116	86		NA
ABPU(6)	$0.050	$0.055	$0.041	$0.035	$	NA

NA means data is not available.

(1)	See the section titled “Non-GAAP Financial Measures” below for how we define and calculate bookings, a reconciliation between bookings and revenue, the most directly comparable GAAP financial measure and a discussion about the limitations of bookings and adjusted EBITDA.
(2)	See the section titled “Non-GAAP Financial Measures” below for how we define and calculate adjusted EBITDA, a reconciliation between adjusted EBITDA and net income (loss), the most directly comparable GAAP financial measure and a discussion about the limitations of bookings and adjusted EBITDA.
(3)	DAUs is the number of individuals who played one of our games during a particular day, as recorded by our internal analytics systems. Average DAUs is the average of the DAUs for each day during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—DAUs” for more information on how we define and calculate DAUs. This reflects 2009 data commencing on July 1, 2009.
(4)	MAUs is the number of individuals who played a particular game during a 30-day-period, as recorded by our internal analytics systems. Average MAUs is the average of the MAUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MAUs” for more information on how we define and calculate MAUs. This reflects 2009 data commencing on July 1, 2009.
(5)	MUUs is the number of unique individuals who played any of our games on a particular platform during a 30-day period, as recorded by our internal analytics systems. Average MUUs is the average of the MUUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MUUs” for more information on how we define and calculate MUUs. This reflects 2009 data commencing on July 1, 2009.
(6)	ABPU is defined as (i) our total bookings in a given period, divided by (ii) the number of days in that period, divided by (iii) the average DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—ABPU” for more information on how we define and calculate ABPU. This reflects 2009 data commencing on July 1, 2009.

Stock-based expense included in the statements of operations data above was as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenue	$12,116	$17,660	$2,128	$443	$22
Research and development	200,640	374,920	10,242	1,817	226
Sales and marketing	24,684	81,326	7,899	518	381
General and administrative	44,546	126,306	5,425	1,212	60

Total stock-based expense	$281,986	$600,212	$25,694	$3,990	$689

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,652,313	$1,917,606	$738,090	$199,958	$35,558
Property and equipment, net	466,074	246,740	74,959	34,827	4,052
Working capital	975,225	1,355,224	385,564	(12,496)	8,378
Total assets	2,576,320	2,516,646	1,112,572	258,848	45,367
Deferred revenue	347,005	480,645	465,236	223,799	17,196
Total stockholders’ equity (deficit)	1,825,503	1,749,539	482,215	(21,478)	12,995

Non-GAAP Financial Measures

Bookings

To provide investors with additional information about our financial results, we disclose within this Annual Report on Form 10-K, bookings, a non-GAAP financial measure. We have provided below a reconciliation between bookings and revenue, the most directly comparable GAAP financial measure.

Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus the change in deferred revenue during the period. We record the sale of virtual goods and mobile downloads as deferred revenue and then recognize that revenue over the estimated average payer life or as virtual goods are consumed. Advertising sales that consist of certain branded virtual goods and sponsorships are also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. For additional discussion of the estimated average life of durable virtual goods, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition” elsewhere in this Annual Report on Form 10-K.

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

The following table is a reconciliation of revenue to bookings for each of the periods presented:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Reconciliation of Revenue to Bookings:
Revenue	$1,281,267	$1,140,100	$597,459	$121,467	$19,410
Change in deferred revenue	(133,640)	15,409	241,437	206,603	16,538

Bookings	$1,147,627	$1,155,509	$838,896	$328,070	$35,948

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(209,448)	$(404,316)	$90,595	$(52,822)	$(22,115)
(Provision for) / benefit from income taxes	49,873	(1,826)	36,464	12	38
Other income (expense), net	(18,647)	2,206	(365)	209	(187)
Interest income	(4,749)	(1,680)	(1,222)	(177)	(319)
Gain (loss) from legal settlements	3,024	(2,145)	(39,346)	—	7,000
Depreciation and amortization	141,479	95,414	39,481	10,372	2,905
Stock-based expense	281,986	600,212	25,694	3,990	689
Impairment of intangible assets	95,493	—	—	—	—
Restructuring expense	7,862	—	—	—	—
Change in deferred revenue	(133,640)	15,409	241,437	206,603	16,538

Adjusted EBITDA	$213,233	$303,274	$392,738	$168,187	$4,549

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•

adjusted EBITDA does not include other income and expense (net), which includes foreign exchange gains and losses, interest income, and the net gain on termination of our lease and the purchase of our corporate headquarters building;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired in connection with the company’s purchase of OMGPOP;

•	adjusted EBITDA does not include losses associated with restructuring charges;

•	adjusted EBITDA does not include gains and losses associated with legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

Overview

We are the world’s leading online social game developer with approximately 298 million average MAUs for the three months ended December 31, 2012. We have launched some of the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising.

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

The games that constitute our top games vary over time but historically the top three revenue-generating games in any period contributed the majority of our revenue. Our top three games accounted for 55%, 57% and 78% of our online game revenue in 2012, 2011 and 2010, respectively. The percentage of online game revenue related to our top three games has declined during these periods as we continue to launch new games. These more recently launched games increased our total online game revenue without necessarily being included as a top three game.

We made significant investments in 2012 to drive long-term growth. We continue to invest in game development, creating both new games and new features and content in existing games designed to engage our players. We are also investing in other key areas of our business, including international market development, RMG, mobile games, our technology infrastructure and our With Friends Network. In 2013, we expect to make capital expenditures of up to $48 million as we invest in network infrastructure to continue to improve the player experience.

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

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform and expect to continue to do so for the foreseeable future. For example, for the twelve months ended December 31, 2012 and 2011, we estimate that 81% and 93% of our bookings, respectively, was generated through the Facebook platform, while 18% and 5% of our bookings, respectively, were generated through mobile platforms. For the twelve months ended December 31, 2012 and 2011, we estimate that 86% and 93% of our revenue, respectively, were generated through the Facebook platform, while 13% and 4% of our revenue, respectively, were generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and advertising networks do not allow us to determine the platform used.

We began migrating to Facebook Credits in July 2010 pursuant to an addendum to Facebook’s standard terms and conditions, and in April 2011, we completed this migration. Contractually, Facebook remits to us an amount equal to 70% of the price stated to our players for use in our games. We recognize revenue net of amounts retained by Facebook. Prior to our migration to Facebook Credits, we used third-party payment processors and paid these processors service fees ranging from 2% to 10% of the purchase price of our virtual goods which were recorded in cost of revenue. Players can purchase Facebook Credits from Facebook directly through our games or through game cards purchased from retailers and distributors.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect to begin our transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the first half of 2013.

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including credit cards, PayPal, Apple iTunes accounts and direct wires. Players can purchase game cards from retailers and distributors that can be redeemed in our games.

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

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus the change in deferred revenue during the period. We record the sale of virtual goods and mobile downloads as deferred revenue and then recognize that revenue over the estimated average payer life or as the virtual goods are consumed. Advertising sales which consist of certain branded virtual goods and sponsorships are also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. Bookings, as opposed to revenue, is the fundamental top-line metric we use to manage our business, as we believe it is a better indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for (provision for) / benefit from income taxes; other income (expense), net; interest income; gain (loss) from legal settlements; depreciation and amortization; stock-based expense; impairment of intangible assets; restructuring charges and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. For a reconciliation of net income (loss) to adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” Included in Item 6. Selected Consolidated Financial Data of this Annual Report on Form 10-K.

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

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain of our mobile games. MUPs does not include payers who use certain payment methods for which we cannot quantify the number of unique payers. If a player made a payment in our games on two separate platforms (e.g., Facebook and Google+) in a period, the player would be counted as two unique payers in that period. MUPs are presented as an average of the three months in the applicable quarter.

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

Our business model for social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable the games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual goods are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual goods. Accordingly, we primarily focus on bookings, DAUs, MAUs, MUUs, MUPs and ABPU, which together we believe best reflect key audience metrics.

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(users and payers in millions)
Average DAUs	56	60	72	65	54	54	59	62
Average MAUs	298	311	306	292	240	227	228	236
Average MUUs	167	177	192	182	153	152	151	146
Average MUPs	2.9	2.9	4.1	3.5	2.9	2.6	NA	NA
ABPU	$0.051	$0.047	$0.046	$0.055	$0.061	$0.058	$0.051	$0.051

NA means data is not available.

The increase in DAUs, MAUs and MUUs for the three months ended March 31, 2012 as compared to the same period of the prior year was primarily the result of the release of CastleVille, which launched in the fourth quarter of 2011 and reached seven million DAUs in two weeks, and Hidden Chronicles, which launched in the first quarter of 2012. Additionally we released four titles on mobile platforms. The increase in DAUs for the three months ended June 30, 2012 as compared to the prior quarter was the result of new users from Draw Something, a game we acquired through the OMGPOP acquisition. DAUs and MUUs decreased in the three months ended September 30, 2012 as compared to the prior quarter, primarily due to declines in the performance of Draw Something. The decrease in DAUs, MAUs and MUUs for the three months ended December 31, 2012 as compared to the prior quarter was the result of declines in web players and mobile players. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms.

Our DAUs, MAUs and MUUs all increased in the three months ended March 31, 2011, primarily due to the launch of CityVille in December 2010, the addition of new content to existing games and the launch of several mobile initiatives. In the third and fourth quarters of 2011, DAUs declined compared to the first two quarters of the year, mainly due to a decline in players of our more mature games. However, during that same period we saw an increase in MAUs and ABPU as we continued to expand our reach as a result of new game launches and improve our monetization as a result of both new game launches and increased bookings from advertising.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last six quarters. These metrics are not available for the first and second quarters of 2011 due to mobile payer data not becoming available until the third quarter of 2011:

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
Average monthly unique payer bookings (in thousands)(1)	$72,867	$71,760	$86,282	$96,277	$90,839	$86,543	NA	NA
Average MUPs (in millions)	2.9	2.9	4.1	3.5	2.9	2.6	NA	NA
Monthly unique payer bookings per MUP(2)	$25	$25	$21	$28	$31	$33	NA	NA

NA means data is not available.

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings generated from certain mobile payers in the first quarter of 2012 due to our acquisition of OMGPOP late in that quarter, as well as bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings decreased in the second and third quarters of 2012. Monthly unique payer bookings per MUP decreased from $28 in the first quarter of 2012 to $21 in the second quarter of 2012, due to an increase in MUPs in our mobile games, which generally monetize at a lower rate than our web games. Monthly unique payer bookings per MUP increased to $25 in the third quarter of 2012, due to fewer mobile MUPs. In the initial launch period of mobile games, such as the second quarter of 2012 that included the first full quarter of new payers from Draw Something, we have seen increased MUPs due to one-time paid download fees that tend to decline in subsequent periods after which in-game spending comprises a greater percentage of mobile bookings.

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

Recent Developments

•

Game Launches. We launched 22 games in 2012, including 11 titles on web platforms and 11 titles on mobile platforms. In the fourth quarter of 2012, our releases included Bubble Safari Ocean, CityVille 2, CoasterVille and The Friend Game on web platforms and Ayakashi and Party Place on mobile platforms.

•

Mobile Growth. In 2012 we saw 224% and 302% year-over-year growth in bookings and revenue, respectively, on mobile platforms as our players continued to play our games on their phones and tablets. In order to deliver on our mission of connecting the world through games, we are also developing the With Friends Network, our own social gaming network for web and mobile players. We will continue to invest heavily in developing our mobile platform to ensure our players can continue to play our games anywhere, anytime.

•

RMG. In October 2012 we entered into an exclusive partnership agreement with bwin.party, a leading international RMG operator, to develop, test and operate certain real money online poker and casino games in the United Kingdom. We expect to launch our first RMG products in the first half of 2013, which include table games such as slots, roulette and blackjack. In December 2012, we filed an Application for a Preliminary Finding of Suitability with the Nevada Gaming Control Board.

•

Cost Reduction and Product Prioritization. We have implemented cost reduction initiatives to better align our operating expenses with our revenue, including a reduction in force of 155 employees, or approximately 5% of our current workforce, and also steps to rationalize our product pipeline, reduce marketing expenses and consolidate certain facilities, and we plan to continue to manage costs.

•

2012 Operating Results. Our operating results declined as compared to 2011. Total bookings decreased by 1% and adjusted EBITDA decreased by 30% compared to 2011. These results primarily reflect weakness of certain games within our “invest and express” category and include an impairment charge of $95.5 million (excluding any tax impact) related to the intangible assets previously acquired in connection with our purchase of OMGPOP.

•

Facebook Agreement. In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead will offer pricing in local currencies. Facebook will continue to retain 30% of the stated price for transactions on their platform under the terms of their new payments program. We expect to begin our transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the first half of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we will be limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We will be prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. We will not be permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

Beginning on March 31, 2013, we will no longer be obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits and/or local-currency based payments) on any Zynga game pages. We will have the right to process our own payments, and Facebook will no longer have the right to receive 30% of the proceeds from payments made on the With Friends Network.

In addition, as of March 31, 2013, we will no longer be required to use Facebook as the exclusive social platform for the Zynga properties, or be required to grant certain title exclusivities of Zynga games on the Facebook platform, subject to certain exceptions. However, any social game launched after March 31, 2013 by Zynga will generally be available through the Facebook web site concurrent with, or shortly following, the time such game is made available on another social platform or a Zynga property. The addenda with Facebook will each expire in 2015.

•

AMEX/Hasbro Initiatives. In 2012 we entered into two strategic initiatives to create new ways for people to play our games. In May 2012, we launched a new program with American Express to provide co-branded prepaid AMEX cards that will allow customers to receive free virtual currency for signing up for the prepaid card and for their everyday spending. In February 2012, we announced a global partnership with Hasbro that grants them the rights to develop a wide range of toy and gaming experiences based on Zynga’s social games and brands.

•

Stock Repurchase Program. In October 2012, our Board authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. As of December 31, 2012, we had spent a total of $11.8 million under our stock repurchase program to repurchase 5.0 million shares of our Class A common stock at an average price of $2.36 per share; the remaining authorized amount of stock repurchases that may be made under this plan was $188.2 million.

Factors Affecting Our Performance

Changes in Facebook Agreements. Facebook is the primary distribution, marketing, promotion and payment platform for our social games. We generate a significant portion of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Facebook and other platforms generally have the discretion to change their platforms, terms of service and other policies with respect to us or other developers, and those changes may be unfavorable to us. On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we will be limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We will be prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. We will not be permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions. Beginning on March 31, 2013, we will no longer be obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits and/or local-currency based payments) on any such Zynga game pages. We will have the right to process our own payments, and Facebook will no longer have the right to receive 30% of the proceeds from payments made on the With Friends Network.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU decreased from $0.055 in the twelve months ended December 31, 2011 to $0.050 in the twelve months ended December 31, 2012, which was partially due to a shift in our user base to mobile games including Draw Something, a mobile game that increased our overall player base, but did not monetize as high as some of our core web games. In addition, mobile and international players have historically monetized at a lower level than U.S. players on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results. Due to the amendment of our agreement with Facebook, effective March 31, 2013, we may incur increased player acquisition costs as our ability to cross-promote traffic to games that are offered on platforms other than Facebook, for example, games offered on our With Friends Network, as well as our RMG offerings with bwin.party, will be limited by Facebook’s standard terms of service, subject to certain exceptions.

New market development. We are investing in new distribution channels such as the With Friends Network, mobile platforms, other social networks and international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. We have also invested resources in integrating and operating some of our games on additional platforms, including Google+, mixi, Tencent, and our With Friends Network. Our ability to be successful will depend on our ability to obtain users on our With Friends Network , interest third-party game developers, attract advertisers and successfully extend our With Friends Network to mobile.

During 2012, we expanded our efforts into RMG markets by entering into an agreement with bwin.party to offer RMG products in the UK and filing an application for Preliminary Finding of Suitability with the Nevada Gaming Control Board. We will continue to explore RMG options in regulated markets as well as take actions in preparation for potential legislative developments.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Stock-based expense. Prior to our initial public offering, we granted ZSUs to our employees that generally vested upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied upon our initial public offering. Because the liquidity event condition was not met until our initial public offering, prior to the fourth quarter of 2011, we had not recorded any expense related to our ZSUs. In the twelve months ended December 31, 2012, we recognized $204.7 million, of stock-based expense related to ZSUs.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. During 2012, we experienced increased employee attrition. Retaining key employees is critical to our ability to grow our business and execute on our business strategy.

Cost of Revenue and Operating Expenses

Cost of revenue. Our cost of revenue consists primarily of web hosting and data center costs related to operating our games, including: depreciation and amortization; consulting costs primarily related to third-party provisioning of customer support services; certain payment processing fees, and salaries, benefits and stock-based expense for our customer support and infrastructure teams. Our infrastructure team includes our network operations and payment platform teams. Credit card processing fees, allocated facilities costs and other supporting overhead costs are also included in cost of revenue.

Research and development. Our research and development expenses consist primarily of salaries, benefits and stock-based expense for our engineers and developers. In addition, research and development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives.

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

General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and stock-based expense for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, charitable donations and facilities and other supporting overhead costs not allocated to other departments. General and administrative expenses also include gains and losses associated with legal settlements.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2012	2011	2010
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	27	29	29
Research and development	50	64	25
Sales and marketing	14	21	19
General and administrative	15	22	6
Impairment of intangible assets	7	—	—

Total costs and expenses	113	136	79

Income (loss) from operations	(13)	(36)	21
Interest income	—	—	—
Other income (expense), net	1	—	—

Income (loss) before income taxes	(12)	(36)	21
(Provision for) / benefit from income taxes	(4)	1	(6)

Net income (loss)	(16)%	(35)%	15%

Revenue

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Revenue by type:
Online game	$1,144,252	$1,065,648	$574,632	7%	85%
Advertising	137,015	74,452	22,827	84%	226%

Total revenue	$1,281,267	$1,140,100	$597,459	12%	91%

2012 Compared to 2011. Total revenue increased $141.2 million in 2012 as a result of growth in both online game and advertising revenue. Bookings decreased by $7.9 million from 2011 to 2012. ABPU decreased from $0.055 from 2011 to $0.050 in 2012. DAUs increased from 57 million in 2011 to 63 million in 2012.

Online game revenue increased $78.6 million in 2012 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CastleVille, Zynga Poker, Hidden Chronicles and FarmVille 2 in the amounts of $98.3 million, $55.2 million, $29.6 million, and $12.1 million, respectively. The increases in online game revenue from CastleVille, Hidden Chronicles and Farmville 2 were the result of these games’ more recent launch dates in November 2011, February 2012, and September 2012, respectively. The increase in online game revenue from Zynga Poker was mainly due to bookings growth on mobile platforms. The growth in online game revenue was partially offset by decreases in online game revenue of $90.9 million and $77.4 million from Mafia Wars and FrontierVille, respectively which was primarily due to an overall decrease in bookings driven by a shift in players to newer games. In addition, $18.2 million of the decrease in online game revenue from FrontierVille was due to changes in our estimated average life of durable virtual goods during 2011 which resulted in higher revenue in 2011. All other games accounted for the remaining net increase of $51.7 million.

International revenue as a percentage of total revenue was 41% and 36% in 2012 and 2011, respectively.

In 2012, FarmVille, Zynga Poker, and CityVille, were our top revenue-generating games and comprised 24%, 19%, and 12%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 30% and 29% of online game revenue 2012 and 2011, respectively. Durable virtual goods accounted for 70% and 71% of online game revenue in 2012 and 2011, respectively. The estimated weighted-average life of durable virtual goods was 12 months in 2012, compared to 15 months in 2011. In addition, changes in our estimated average life of durable virtual goods during 2012 for various games resulted in an increase in revenue of $14.1 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For 2011, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $53.9 million.

Advertising revenue increased $62.6 million from 2011 to 2012, due to a $62.3 million increase in in-game display ads, a $7.9 million increase in licensing revenue, and a $9.0 million increase in in-game sponsorship revenue, offset by a decrease of $16.6 million from in-game offers, engagement ads and other advertising revenue.

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

Cost of revenue

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Cost of revenue	$352,169	$330,043	$176,052	7%	87%

2012 Compared to 2011. Cost of revenue increased $22.1 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $31.5 million in depreciation and amortization expense related to property and equipment acquired to support our network infrastructure and acquired intangibles, an increase of $24.6 million in third-party payment processing fees and an increase of $5.3 million in consulting costs primarily related to third-party customer support required. These increases in costs of revenue were partially offset by a decrease of $30.4 million in maintenance and hosting costs in the twelve months ended December 31, 2012, and a decrease of $5.5 million in stock-based expense mainly due to expense recognized related to ZSUs. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011.

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

Research and development

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Research and development	$645,648	$727,018	$149,519	(11)%	386%

2012 Compared to 2011. Research and development expenses decreased $81.4 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a $174.3 million decrease in stock-based expense. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011. These decreases were partially offset by an increase of $66.2 million in headcount-related expenses, an increase of $10.7 million in facilities and other overhead support costs and an increase of $8.1 million in consulting costs.

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

Sales and marketing

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Sales and marketing	$181,924	$234,199	$114,165	(22)%	105%

2012 Compared to 2011. Sales and marketing expenses decreased $52.3 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The decrease was primarily attributable to $56.6 million decrease in stock-based expense. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011. Additionally, there was a $3.5 million decrease in marketing costs offset by a $4.2 million increase in headcount-related expenses, and a $2.6 million increase in amortization from acquired intangibles, as compared to the same period of the prior year.

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

General and administrative

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
General and administrative	$189,004	$254,456	$32,251	(26)%	689%

2012 Compared to 2011. General and administrative expenses decreased $65.5 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $81.8 million in stock-based expense. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011. Additionally, there was a decrease of $10.2 million in allocated facilities and overhead costs, offset by a $12.0 million increase in depreciation and amortization, and a $15.6 million increase in consulting expense, as compared to the same period of the prior year.

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

Interest income

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Interest income	$4,749	$1,680	$1,222	183%	37%

2012 Compared to 2011. Interest income increased $3.1 million in the twelve months ended December 31, 2012. The increase was primarily attributable to the increase in our cash and marketable securities balance driven by the increase in cash flows from operations and proceeds from our IPO in December 2011.

2011 Compared to 2010. Interest income increased $0.5 million in 2011. The increase was primarily attributable to the increase in our cash and marketable securities balance driven by the increase in cash flows from operations and proceeds from the sale and issuance of shares of our Series C preferred stock in February 2011.

Other income (expense), net

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Other income (expense), net	$18,647	$(2,206)	$365	NM	NM

2012 Compared to 2011. Other income (expense), net increased $20.9 million in the twelve months ended December 31,2012 as compared to the same period of the prior year. The increase was primarily attributable to the $19.9 million net gain recognized on the termination of a lease of our headquarters building in connection with the related purchase of that building.

2011 Compared to 2010. Other income (expense), net decreased $2.6 million in 2011. The decrease was primarily attributable to increased interest expense under the terms of a revolving credit agreement signed in July 2011.

(Provision for) / benefit from income taxes

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
(Provision for) / benefit from income taxes	$(49,873)	$1,826	$(36,464)	NM	NM

2012 Compared to 2011. The provision for income taxes increased by $51.7 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. This increase was attributable in part to a reduction in the pre-tax worldwide loss of $246.6 million in the twelve months ended December 31, 2012, as well as the cost of acquisitions, the cost of fully implementing our international structure, and a current year valuation allowance offsetting a portion of our net deferred tax assets.

Before we began forming non-U.S. operating companies during 2010, the revenue from non-U.S. users was earned by our U.S. Company, resulting in virtually no foreign profit before tax. The new foreign entities, as start-up companies, generated operating losses in 2010 and 2011. During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S. During 2012 and 2011, the net tax impact of the losses generated in tax jurisdictions with lower statutory rates than the U.S. rate increased tax expense and the effective tax rate.

The federal research and development tax credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a 2012 tax benefit which will be recognized in the first quarter of 2013, the quarter in which the law was enacted. We estimate our 2012 credit to be between $12 million and $16 million, resulting in a tax benefit of the same amount when recognized in the first quarter.

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

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of revenue for each of the eight quarters ended December 31, 2012 (certain items may not reconcile due to rounding). We also present other financial and operations data, and a reconciliation of revenue to bookings and net income (loss) to adjusted EBITDA, for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Online game	$274,337	$285,587	$291,548	$292,780	$283,910	$287,866	$263,974	$229,898
Advertising	36,828	31,050	40,945	28,192	27,327	18,963	15,170	12,992

Total Revenue	311,165	316,637	332,493	320,972	311,237	306,829	279,144	242,890

Costs and expenses:
Cost of revenue	77,056	90,150	94,841	90,122	104,135	80,170	78,076	67,662
Research and development	131,847	155,609	171,316	186,876	444,702	114,809	95,747	71,760
Sales and marketing	32,446	36,586	56,055	56,837	112,228	43,717	38,098	40,156
General and administrative	32,206	35,353	48,730	72,715	136,733	36,395	54,218	27,110
Impairment of intangible assets	—	95,493	—	—	—	—	—	—

Total costs and expenses	273,555	413,191	370,942	406,550	797,798	275,091	266,139	206,688
Income (loss) from operations	37,610	(96,554)	(38,449)	(85,578)	(486,561)	31,738	13,005	36,202

Net income (loss)	$(48,561)	$(52,725)	$(22,811)	$(85,351)	$(435,005)	$12,540	$1,391	$16,758

Earnings per share—basic	$(0.06)	$(0.07)	$(0.03)	$(0.12)	$(1.22)	$0.00	$0.00	$0.01

Earnings per share—diluted	$(0.06)	$(0.07)	$(0.03)	$(0.12)	$(1.22)	$0.00	$0.00	$0.00

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	25	28	29	28	33	26	28	28
Research and development	42	49	52	58	143	38	34	30
Sales and marketing	10	12	17	18	36	14	14	17
General and administrative	10	11	14	23	44	12	19	11
Impairment of intangible assets	—	30	—	—	—	—	—	—

Total costs and expenses	87	130	112	127	256	90	95	86
Income (loss) from operations	13	(30)	(12)	(27)	(156)	10	5	14

Net income (loss)	(16)%	(17)%	(7)%	(27)%	(140)%	4%	0%	6%

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(dollars in thousands, except ABPU data)
Other Financial and Operations Data:
Bookings	$261,269	$255,606	$301,588	$329,164	$306,507	$287,661	$274,743	$286,598
Adjusted EBITDA	$45,018	$16,154	$65,309	$86,752	$67,801	$58,130	$65,080	$112,263
Average DAUs	56	60	72	65	54	54	59	62
(in millions)
Average MAUs	298	311	306	292	240	227	228	236
(in millions)
Average MUUs	167	177	192	182	153	152	151	146
(in millions)
Average MUPs	2.9	2.9	4.1	3.5	2.9	2.6	NA	NA
(in millions)
ABPU	$0.051	$0.047	$0.046	$0.055	$0.061	$0.058	$0.051	$0.051

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
Reconciliation of Revenue to Bookings:
Revenue	$311,165	$316,637	$332,493	$320,972	$311,237	$306,829	$279,144	$242,890
Change in deferred revenue	(49,896)	(61,031)	(30,905)	8,192	(4,730)	(19,168)	(4,401)	43,708

Bookings	$261,269	$255,606	$301,588	$329,164	$306,507	$287,661	$274,743	$286,598

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(48,561)	$(52,725)	$(22,811)	$(85,351)	$(435,005)	$12,540	$1,391	$16,758
(Provision for) / benefit from income taxes	86,290	(43,035)	6,696	(78)	(53,032)	19,723	12,257	19,226
Other income (expense), net	1,111	350	(21,250)	1,142	1,933	(263)	(200)	736
Interest income	(1,230)	(1,144)	(1,084)	(1,291)	(457)	(262)	(443)	(518)
Gain on legal settlements	1,150	985	—	889	(2,145)	—	—	—
Depreciation and amortization	33,430	39,444	39,207	29,398	31,266	22,936	23,365	17,847
Impairment of intangible assets	—	95,493	—	—	—	—	—	—
Stock-based expense	14,862	37,817	95,456	133,851	529,971	22,624	33,111	14,506
Change in deferred revenue	(49,896)	(61,031)	(30,905)	8,192	(4,730)	(19,168)	(4,401)	43,708
Restructuring expense	7,862	—	—	—	—	—	—	—

Adjusted EBITDA	$45,018	$16,154	$65,309	$86,752	$67,801	$58,130	$65,080	$112,263

Liquidity and Capital Resources

	Twelve Months Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(98,054)	$(238,091)	$(56,839)
Depreciation and amortization	141,479	95,414	39,481
Cash flows provided by operating activities	$195,767	$389,172	$326,412
Cash flows used in investing activities	(1,496,934)	(63,455)	(617,438)
Cash flows provided by financing activities	104,818	1,068,844	351,437

As of December 31, 2012, we had cash, cash equivalents and marketable securities of approximately $1.65 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2012, we made capital expenditures of $331.8 million, which included the purchase and build out of our corporate headquarters as well as investments in network infrastructure to support our growth.

In addition, in October 2012, we announced that our Board of Directors authorized us to repurchase up to $200 million of our Class A common stock. As of December 31, 2012, we had repurchased $11.8 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $188.2 million. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Operating Activities

Operating activities provided $195.8 million of cash during the twelve months ended December 31, 2012, as our net loss of $209.5 million in the twelve months ended December 31, 2011 is adjusted to exclude non-cash items. Significant non-cash items included stock-based expense of $282.0 million, depreciation and amortization of $141.5 million and impairment of intangible assets of $95.5 million. Stock-based expense was composed primarily of employee ZSU and stock option expense and decreased by $318.2 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year due to expense related to ZSU’s in 2011 as a result of our 2011 IPO. Depreciation and amortization increased by $46.1 million as compared to the twelve months ended December 31, 2011 as a result of our continued investment in property and equipment, including the purchase of our corporate headquarters building, and business acquisitions. Changes in our operating assets and liabilities used $67.8 million of cash in the twelve months ended December 31, 2012, primarily due to a decrease in deferred revenue offset by increases in accounts receivable, other assets and other liabilities. Changes in operating assets and liabilities provided $77.4 million of cash during the twelve months ended December 31, 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable offset by a decrease in income tax receivable.

Operating activities provided $389.2 million of cash in the year ended December 31, 2011. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss in the year ended December 31, 2011 of $404.3 million, which included non-cash stock-based compensation expense of $600.2 million, composed primarily of expense associated with ZSUs that vested upon our initial public offering, stock awards issued in connection with business acquisitions and expense associated with stock warrants and employee stock options. Non-cash depreciation and amortization expense was $95.4 million during 2011, an increase from prior years due to our continued investment in property and equipment and business acquisitions. Changes in our operating assets and liabilities provided $77.4 million of cash during 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable and a decrease in income tax receivable. The increase in other liabilities was mainly due to an increase of $44.5 million in customer deposits which includes advance payments from certain customers and unredeemed game cards. The favorable components of cash provided by operating activities were partially offset by increases in accounts receivable and other assets. The increases in accounts payable were the result of increased spending due to the growth of our business. The increase in our deferred revenue and accounts receivable was primarily due to our bookings growth in 2011, which increased by $316.6 million from 2010. Additionally, our accounts receivable balance increased as we completed the transition of our primary in-game payment method to Facebook from other payment processors, who generally remitted payments faster. Our income tax receivable balance decreased during 2011 as we received federal and state tax refunds. Our other assets balance increased primarily due to an increase in prepaid expenses, which was driven by the growth of our business during the year.

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

Investing Activities

Investing activities resulted in a cash outflow of $1.5 billion during the twelve months ended December 31, 2012. The primary uses of cash associated with investing activities were $954 million for the purchase of marketable securities, net of sales and maturities; $233.7 million for the purchase of our corporate headquarters building and $205.5 million, net of cash acquired, for business acquisitions. Excluding the purchase of our corporate headquarters building, capital expenditures were $98.1 million for the twelve months ended December 31, 2012, which mainly related to the continued investment in our data centers and other hardware and software to support our growth.

Cash used in the purchase of marketable securities was $650.0 million in 2011 and $804.5 million in 2010. Cash provided by the sale and maturity of marketable securities was $860.8 million in 2011 and $324.0 million in 2010. We used $42.8 million and $62.3 million, net of cash acquired, in connection with acquisitions in 2011 and 2010, respectively.

Financing Activities

For the twelve months ended December 31, 2012, our primary financing activity was $99.8 million in proceeds from a term loan, net of issuance costs, entered into on June 29, 2012. We also had cash out flows of $26.3 million for tax payments made in connection with the vesting of stock awards and cash received from the exercise of employee stock options and warrants of $17.0 million.

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

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2012, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in 2012, 2011 and 2010.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of December 31, 2012, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$33,166
2014	33,138
2015	30,415
2016	24,807
2017	15,213
2018 and thereafter	45,982

$182,721

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition

•	Income taxes

•	Business combinations

•	Stock-based expense

•	Goodwill and indefinite-lived intangible assets

•	Impairment of long-lived assets

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

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the player; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sales of virtual goods are initially recorded in deferred revenue. We categorize our virtual goods as either consumable or durable. Consumable virtual goods, such as energy in CityVille, represent goods that can be consumed by a specific player action. Common characteristics of consumable goods may include virtual goods that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed. Durable virtual goods, such as tractors in FarmVille, represent virtual goods that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of our durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game, we recognize revenue from the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying players typically play our games (as further discussed below). Future paying player usage patterns and behavior may differ from the historical usage patterns and therefore the estimated average playing periods may change in the future.

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our web games, thus allowing us to recognize revenue related to consumable goods upon consumption for our web-based games. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in some existing games, changes in estimates in average paying payer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

On a quarterly basis, we determine the estimated average playing period for paying players by game beginning at the time of a payer’s first purchase in that game and ending on a date when that paying player is no longer playing the game. To determine when paying players are no longer playing a given game, we analyze monthly cohorts of paying players for that game who made their first in-game payment between six and 18 months prior to the beginning of each quarter and determine whether each player within the cohort is an active or inactive player as of the date of our analysis. To determine which players are inactive, we analyze the dates that each paying player last logged into that game. We determine a paying player to be inactive once they have reached a period of inactivity for which it is probable (defined as at least 80%) that a player will not return to a specific game. For the payers deemed inactive as of our analysis date we analyze the dates they last logged into that game to determine the rate at which inactive players stopped playing. Based on these dates we then project a date at which all paying players for each monthly cohort are expected to cease playing our games. We then average the time periods from first purchase date and the date the last player is expected to cease playing the game for each of the monthly cohorts to determine the total playing period for that game. To determine the estimated average playing period we then divide this total playing period by two. The use of this “average” approach is supported by our observations that paying players typically become inactive at a relatively consistent rate for our games. If future data indicates paying players do not become inactive at a relatively consistent rate, we will modify our calculations accordingly. When a new game is launched and only a limited period of paying player data is available for our analysis, then we also consider other factors, such as the estimated average playing period for other recently launched games with similar characteristics, to determine the estimated average playing period.

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

Advertising

We have contractual relationships with agencies, brokers and certain advertisers for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to online game revenue.

We generally report our advertising revenue net of amounts due to advertising agencies and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser. Certain advertising arrangements that are directly between us and end advertisers are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor and we determine the price.

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

Stock-Based Expense

Prior to our initial public offering in December 2011, we granted ZSUs to our employees that generally vest upon the satisfaction of both a service-based condition of up to four years and a liquidity condition, the latter of which was satisfied in connection with our initial public offering in December 2011. Because the liquidity condition was not satisfied until our initial public offering, in prior periods, we had not recorded any expense relating to the granting of our ZSUs. In the fourth quarter of 2011, after the initial public offering, we recognized $510 million of stock-based expense associated with ZSUs that vested in connection with our initial public offering. This expense is in addition to the stock-based expense we recognize related to outstanding equity awards other than ZSUs as well as expenses related to ZSUs or other equity awards that may be granted in the future.

For ZSUs granted prior to the initial public offering, we recognize stock-based expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which are only subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of our Class A common stock, which is based on our peer group in the industry in which we do business; (ii) expected life of the option award, which we elected to calculate using the simplified method; (iii) expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and (iv) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based expense for future awards may differ materially compared with the awards granted previously.

The following table summarizes the assumptions relating to our stock options granted in 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Expected term, in years	6	6	6
Risk-free interest rates	0.67%	2.04%	2.70%
Expected volatility	62%	64%	73%
Dividend yield	—	—	—
Fair value of common stock	$2.80	$6.44 - 17.09	$6.44

Stock-based expense is recorded net of estimated forfeitures so that expense is recorded for only those stock-based awards that we expect to vest. We estimate forfeitures based on our historical forfeiture of equity awards adjusted to reflect future changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates. We record stock-based expense for stock options on a straight-line basis over the vesting term.

For stock options issued to non-employees, including consultants, we record expense equal to the fair value of the options

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation of whether goodwill is impaired using the two-step impairment test. The first step is comparing the fair value of our reporting unit to its carrying value. We consider our consolidated entity to be our single reporting unit for this analysis. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. We record the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, as impairment.

For our annual impairment analysis performed in the fourth quarter of 2012, our estimates of fair value were based on the market approach, which estimated the fair value of our reporting unit based on the company’s market capitalization and an assumed control premium. The result of the impairment analysis showed that the estimated fair value of the Company exceeded its carrying value. We further corroborated the analysis by estimating the fair value using the income approach which was based on our estimates of forecasted discounted cash flows. The results of our analysis using the income approach were consistent with those noted above using the market approach. Accordingly, we concluded goodwill was not impaired.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents and marketable securities consist of cash, money market funds, U.S. government debt securities and corporate debt securities. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk. Our available-for-sale investments consist of U.S. government and corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $8.6 million as of December 31, 2012. Such losses would only be realized if we sold the investments prior to maturity.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zynga Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zynga Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Zynga Inc. and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 25, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited the accompanying consolidated balance sheets of Zynga Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zynga Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zynga Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 25, 2013

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$385,949	$1,582,343
Marketable securities	898,821	225,165
Accounts receivable, net of allowance of $160 and $163 at December 31, 2012	106,327	135,633
and December 31, 2011, respectively
Income tax receivable	5,607	18,583
Deferred tax assets	30,122	23,515
Restricted cash	28,152	3,846
Other current assets	29,392	34,824

Total current assets	1,484,370	2,023,909
Long-term marketable securities	367,543	110,098
Goodwill	208,955	91,765
Other intangible assets, net	33,663	32,112
Property and equipment, net	466,074	246,740
Restricted cash	—	4,082
Other long-term assets	15,715	7,940

Total assets	$2,576,320	$2,516,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,298	$44,020
Other current liabilities	146,883	167,271
Deferred revenue	338,964	457,394

Total current liabilities	509,145	668,685
Long-term debt	100,000	—
Deferred revenue	8,041	23,251
Deferred tax liabilities	24,584	13,950
Other non-current liabilities	109,047	61,221

Total liabilities	750,817	767,107
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital—authorized shares:
2,020,517; shares outstanding: 779,250 shares (Class A, 589,100, Class B, 169,632, Class C, 20,517) as of December 31, 2012 and 721,592 (Class A, 121,381, Class B, 579,694, Class C, 20,517) as of December 31, 2011	2,725,605	2,426,168
Treasury stock	(295,113)	(282,897)
Accumulated other comprehensive income (loss)	(1,447)	362
Accumulated deficit	(603,542)	(394,094)

Total stockholders’ equity	1,825,503	1,749,539

Total liabilities and stockholders’ equity	$2,576,320	$2,516,646

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Online game	$1,144,252	$1,065,648	$574,632
Advertising	137,015	74,452	22,827

Total revenue	1,281,267	1,140,100	597,459
Costs and expenses:
Cost of revenue	352,169	330,043	176,052
Research and development	645,648	727,018	149,519
Sales and marketing	181,924	234,199	114,165
General and administrative	189,004	254,456	32,251
Impairment of intangible assets	95,493	—	—

Total costs and expenses	1,464,238	1,545,716	471,987
Income (loss) from operations	(182,971)	(405,616)	125,472
Interest income	4,749	1,680	1,222
Other income (expense), net	18,647	(2,206)	365

Income (loss) before income taxes	(159,575)	(406,142)	127,059
(Provision for) benefit from income taxes	(49,873)	1,826	(36,464)

Net income (loss)	$(209,448)	$(404,316)	$90,595
Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	4,590
Net income attributable to participating securities	—	—	58,110

Net income (loss) attributable to common stockholders	$(209,448)	$(404,316)	$27,895

Net income (loss) per share attributable to common stockholders
Basic	$(0.28)	$(1.40)	$0.12

Diluted	$(0.28)	$(1.40)	$0.11

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	741,177	288,599	223,881

Diluted	741,177	288,599	329,256

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(209,448)	$(404,316)	$90,595
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(126)	456	(21)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	740	(208)	114
Net change on unrealized gains (losses) on derivative instruments	(2,423)	—	—

Other comprehensive income (loss):	(1,809)	248	93

Comprehensive income (loss):	$(211,257)	$(404,068)	$90,688

See accompanying notes.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	OCI	Retained Earnings (Accumulated) (Deficit)	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	202,199	$47,672	277,698	$2	$6,610	$—	$21	$(75,783)	$(21,478)
Exercise of stock options	—	—	18,313	—	3,358	—	—	—	3,358
Repurchase of unvested early exercised stock options	—	—	(4,200)	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock, net of issuance costs	48,163	305,231	—	—	—	—	—	—	305,231
Issuance of Series Z convertible preferred stock in connection with business acquisitions	26,340	35,269	—	—	—	—	—	—	35,269
Vesting of restricted stock following the early exercise of options	—	—	—	—	605	—	—	—	605
Issuance of common stock warrants in connection with services	—	—	—	—	1,912	—	—	—	1,912
Issuance of contingent warrant	—	—	—	—	4,590	—	—	—	4,590
Stock-based expense	—	5,854	—	—	17,928	—	—	—	23,782
Repurchase of common stock	—	—	(287)	—	—	(1,484)	—	—	(1,484)
Tax benefits from stock-based expense	—	—	—	—	39,742	—	—	—	39,742
Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	—	—	4,590	—	—	(4,590)	—
Net income (loss)	—	—	—	—	—	—	—	90,595	90,595
Other comprehensive income	—	—	—	—	—	—	93	—	93

Balance at December 31, 2010	276,702	$394,026	291,524	$2	$79,335	$(1,484)	$114	$10,222	$482,215

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	OCI	Retained Earnings (Accumulated) (Deficit)	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	276,702	$394,026	291,524	$2	$79,335	$(1,484)	$114	$10,222	$482,215
Exercise of stock options and stock warrants for cash	—	—	27,889	—	2,893	—	—	—	2,893
Issuance of Series C convertible preferred stock, net of issuance costs	34,927	485,300	—	—	—	—	—	—	485,300
Issuance of Series Z convertible preferred stock	1,995	2,105	—	—	—	—	—	—	2,105
Repurchase of preferred and common stock	(8,764)	—	(18,716)	—	(2,500)	(281,270)	—	—	(283,770)
Conversion of convertible preferred stock to common stock	(304,860)	(925,661)	304,860	1	925,660	—	—	—	—
Vesting of ZSUs, net	—	—	16,035	—	(83,090)	(143)	—	—	(83,233)
Issuance of Class A common stock from initial public offering, net of issuance costs	—	—	100,000	1	961,401	—	—	—	961,402
Vesting of common shares following the early exercise of options	—	—	—	—	233	—	—	—	233
Stock-based expense	—	44,230	—	—	555,982	—	—	—	600,212
Tax cost from stock-based expense	—	—	—	—	(13,750)	—	—	—	(13,750)
Net loss	—	—	—	—	—	—	—	(404,316)	(404,316)
Other comprehensive income	—	—	—	—	—	—	248	—	248

Balances at December 31, 2011	—	$—	721,592	$4	$2,426,164	$(282,897)	$362	$(394,094)	$1,749,539

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(In thousands)

	Common Stock		Additional Paid-In	Treasury Stock	OCI	Retained Earnings (Accumulated) (Deficit)	Total Stockholders Equity (Deficit)
	Shares	Amount	Capital
Balances at December 31, 2011	721,592	$4	$2,426,164	$(282,897)	$362	$(394,094)	$1,749,539
Exercise of stock options	42,285	1	21,446	—	—	—	21,447
Vesting of ZSUs, net	25,649	—	(25,807)	(460)	—	—	(26,267)
Issuance of common stock in connection with business acquisitions	3,208	—	194	—	—	—	194
Cancellation of unvested restricted common stock	(9,814)	—	—	—	—	—	—
Stock-based expense	1,291	—	281,986	—	—	—	281,986
Vesting of common stock following the early exercise of options	—	—	614	—	—	—	614
Repurchase of common stock	(4,962)	—	—	(11,756)	—	—	(11,756)
Tax benefit from stock-based expense	—	—	21,003	—	—	—	21,003
Net loss	—	—	—	—	—	(209,448)	(209,448)
Other comprehensive loss	—	—	—	—	(1,809)	—	(1,809)

Balances at December 31, 2012	779,249	$5	$2,725,600	$(295,113)	$(1,447)	$(603,542)	$1,825,503

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$(209,448)	$(404,316)	$90,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,479	95,414	39,481
Stock-based expense	281,986	600,212	25,694
(Gain) Loss from sales of investments, assets and other, net	563	(550)	558
Net gain on termination of lease and purchase of building	(19,886)	—	—
Tax benefits from stock-based awards	21,652	—	—
Excess tax (benefits) costs from stock-based awards	(21,652)	13,750	(39,742)
Accretion and amortization on marketable securities	17,223	2,873	1,746
Deferred income taxes	(43,841)	4,367	(8,469)
Impairment of intangible assets	95,493	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	34,338	(55,432)	(69,518)
Income tax receivable	12,976	17,994	(25,287)
Other assets	19,908	(14,559)	(32,495)
Accounts payable	(21,312)	10,373	10,626
Deferred revenue	(133,640)	15,409	241,437
Other liabilities	19,928	103,637	91,786

Net cash provided by operating activities	195,767	389,172	326,412

Investing activities
Purchases of marketable securities	(1,826,137)	(649,972)	(804,542)
Sales of marketable securities	223,828	19,206	4,222
Maturities of marketable securities	647,916	841,560	319,820
Purchase of corporate headquarters building	(233,700)	—	—
Acquisition of property and equipment	(98,054)	(238,091)	(56,839)
Business acquisition, net of cash acquired	(205,510)	(42,774)	(62,277)
Equity method investment	(10,000)	—	—
Restricted cash	6,979	9,194	(16,469)
Other investing activities, net	(2,256)	(2,578)	(1,353)

Net cash used in investing activities	(1,496,934)	(63,455)	(617,438)

Financing activities
Net Proceeds from initial public offering	—	961,403	—
Proceeds from debt, net of issuance costs	99,780	—	—
Taxes paid related to net share settlement of equity awards	(26,307)	(83,232)	—
Repurchases of common stock and warrants	(11,756)	(283,770)	(1,484)
Proceeds from exercise of stock options and warrants	16,960	2,893	3,358
Proceeds from employee stock purchase plan	4,489	—	—
Net proceeds from issuance of preferred stock and contingent warrants	—	485,300	309,821
Excess tax benefits from stock-based awards	21,652	(13,750)	39,742

Net cash provided by financing activities	104,818	1,068,844	351,437

Effect of exchange rate changes on cash and cash equivalents	(45)	(49)	84
Net increase (decrease) in cash and cash equivalents	(1,196,394)	1,394,512	60,495
Cash and cash equivalents, beginning of period	1,582,343	187,831	127,336

Cash and cash equivalents, end of period	$385,949	$1,582,343	$187,831

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

We were originally organized in April 2007 as a California limited liability company under the name Presidio Media LLC, converted to a Delaware corporation under the name Zynga Game Network Inc. in October 2007 and changed our name to Zynga Inc. in November 2010. We completed our initial public offering in December 2011 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives of virtual goods that we use for revenue recognition, useful lives of intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based expense and evaluation of goodwill, intangible assets, and long-lived assets for impairment. Actual results could differ materially from those estimates.

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

Revenue Recognition

We derive revenue from the sale of virtual goods associated with our online games and the sale of advertising.

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

Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Changes in estimated average playing period for paying players in 2012 resulted in an increase in revenue of $14.1 million and will result in an offsetting reduction of 2013 revenue in the same amount.

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

For revenue earned through certain mobile platforms, including Apple iOS and Google Android, we recognize online game revenue based on the gross amount paid by the player because we are the primary obligor and we have the contractual right to determine the price to be paid by the player.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within our games. We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed or determinable, and we have assessed collectability as reasonably assured. Certain branded in-game sponsorships that involve virtual goods are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. Price is determined to be fixed and determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information from our internal systems. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed.

We report our advertising revenue net of amounts retained by advertising agencies and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser.

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

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate online game revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of hosting and data center costs related to operating our games, including depreciation; consulting costs primarily related to third-party provisioning of customer support services; payment processing fees; and salaries, benefits and stock-based expense for our customer support and infrastructure teams. Cost of revenue also includes amortization expense related to purchased technology of $38.5 million, $28.4 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash equivalents consist of cash on hand, money market funds, commercial paper, corporate bonds, municipal securities, and U.S. government-issued obligations with maturities of 90 days or less from the date of purchase.

Marketable Securities and Non-Marketable Securities

Marketable securities consist of U.S. government-issued obligations, municipal securities and corporate debt securities. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes. Realized gains and losses are determined using the specific-identification method and are reflected as a component of other income (expense), net in the consolidated statements of operations when they are realized. When we determine that a decline in fair value is other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss in other income (expense), net. The new cost basis will not be adjusted for subsequent recoveries in fair value. Determination of whether declines in fair value are other than temporary requires judgment regarding the amount and timing of recovery. No such impairments of marketable securities have been recorded to date.

For non-marketable securities in which we exercise significant influence on the equity to which these non-marketable securities relate, we apply the equity method of accounting. Our non-marketable securities are subject to periodic impairment reviews.

Restricted Cash

Restricted cash consists of collateral for facility operating lease agreements and funds held in escrow in accordance with the terms of certain of our business acquisition agreements.

Derivatives and Hedging

We account for derivative financial instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and contemporaneous documentation criteria are met, in which case, the change in fair value related to the effective portion of the hedge may be recognized as a component of accumulated other comprehensive income (i.e., the instruments qualify for hedge accounting treatment). Any ineffective or excluded portion of a designated cash flow hedge is recognized in earnings.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are carried at cost and are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation of whether goodwill is impaired using the two-step impairment test. The first step is comparing the fair value of our reporting unit to its carrying value. We consider the enterprise to be the reporting unit for this analysis. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. We record the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, as impairment.

We test recoverability of indefinite-lived intangible assets using a qualitative approach on whether it is more likely than not that the fair value of the intangible asset exceeds its carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts, we may be required to record future impairment charges for acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

Stock-Based Expense

Prior to our initial public offering in December 2011, we granted ZSUs to our employees that generally vested upon the satisfaction of service period criteria of up to four years and a liquidity condition, the latter of which was satisfied in connection with our initial public offering. The ZSUs have a contractual term of seven years. Because the liquidity condition was not satisfied until our initial public offering, in prior periods, we had not recorded any expense associated with ZSU grants.

For ZSUs granted prior to our initial public offering, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which will only be subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of our Class A common stock, which is based on our peer group in the industry in which we do business; (ii) expected life of the option award, which we elected to calculate using the simplified method; (iii) expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and (iv) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years.

Stock-based expense is recorded net of estimated forfeitures so that expense is recorded for only those stock-based awards that we expect to vest. We estimate forfeitures based on our historical forfeiture of equity awards adjusted to reflect future changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates. We record stock-based expense for stock options on a straight-line basis over the vesting term.

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

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term marketable securities, and accounts receivable. Substantially all of our cash, cash equivalents, and short-term marketable securities are maintained with three financial institutions with high credit standings. We perform periodic evaluations of the relative credit standing of these institutions.

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

Facebook is a significant distribution, marketing, promotion and payment platform for our social games. A significant portion of our 2012, 2011 and 2010 revenue was generated from players who accessed our games through Facebook. As of December 31, 2012 and December 31, 2011, 58% and 71% of our accounts receivable, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for advertising are expensed as incurred. Advertising costs, which are included in sales and marketing expense, primarily consisting of player acquisition costs, totaled $102.2 million, $102.6 million and $83.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

2. Cash and Investments

Cash and investments consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$137,104	$205,719
Money market funds	226,993	1,375,918
Corporate debt securities	21,852	706

Total cash and cash equivalents	$385,949	$1,582,343

Marketable securities:
U.S. government and government agency debt securities	$464,815	$267,635
Corporate debt securities	796,316	67,628
Municipal securities	5,233	—

Total	$1,266,364	$335,263

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$464,517	$303	$(5)	$464,815
Corporate debt securities	795,962	524	(170)	796,316
Municipal securities	5,234	—	(1)	5,233

Total	$1,265,713	$827	$(176)	$1,266,364

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$267,635	$53	$(53)	$267,635
Corporate debt securities	67,657	35	(64)	67,628

Total	$335,292	$88	$(117)	$335,263

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

	December 31, 2012	December 31, 2011
Due within one year	$898,821	$225,165
After one year through three years	367,543	110,098

Total	$1,266,364	$335,263

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. None of these securities were in a continuous unrealized loss position for more than 12 months.

	December 31, 2012		December 31, 2011
	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government and government agency debt securities	$43,404	$(5)	$70,162	$(53)
Corporate debt securities	371,243	(170)	40,964	(64)
Municipal securities	3,063	(1)	—	—

Total	$417,710	$(176)	$111,126	$(117)

As of December 31, 2012 and 2011, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities, accounts receivable, long-term debt and an interest rate swap. Accounts receivable, net and long-term debt are stated at their carrying value, which approximates fair value.

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

We determine the fair value of our interest rate swap by calculating the net present value of the fixed and variable future cash flows of the swap agreement, which are based on the swap’s stated rate and current market interest rates, respectively.

Our non-financial assets, such as intangible assets and property, plant and equipment, are recorded at carrying value unless we recognize an impairment charge and adjust the asset to its fair value. In the third quarter of 2012, we made the decision to discontinue development of certain games associated with technology and other intangible assets previously acquired from OMGPOP. Our updated financial forecast as of September 30, 2012 indicated a reduction of undiscounted cash flows expected to be generated from these intangible assets, and we therefore performed an impairment analysis. We determined the estimated fair value of these assets to be $95.5 million lower than their carrying value as of September 30, 2012. Accordingly, we recorded this amount as an impairment charge in our consolidated statements of operations and stated the related OMGPOP intangibles at their fair value of $5.3 million on our consolidated balance sheets as of September 30, 2012. The impaired intangible assets were classified as Level 3 assets within the fair value hierarchy on September 30, 2012 due to the unobservable inputs that were factored into our income-based valuation analysis used to determine their fair value at the time. The primary input used in determining the fair value of the intangible assets was the estimated undiscounted future cash flows associated with those assets as of September 30, 2012. As of December 31, 2012, there were no further indicators of impairment related to the OMGPOP intangibles and they were stated at their adjusted amortized basis of $4.6 million within our consolidated balance sheets.

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

The composition of our financial instruments and our impaired intangible assets among the three Levels of the fair value hierarchy are as follows (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$226,993	$—	$—	$226,993
U.S. government and government agency debt securities	—	464,815	—	464,815
Corporate debt securities(1)	—	818,167	—	818,167
Municipal securities	—	5,234	—	5,234

Total	$226,993	$1,288,216	$—	$1,515,209

Liabilities:

Interest rate swap agreements	$—	$2,423	$—	$2,423

(1)	Includes amounts classified as cash and cash equivalents.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,375,918	$—	$—	$1,375,918
U.S. government and government agency debt securities	—	267,635	—	267,635
Corporate debt securities	—	68,334	—	68,334

Total	$1,375,918	$335,969	$—	$1,711,887

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Computer equipment	$294,208	$243,986
Software	28,594	25,119
Land	89,130	—
Building	190,931	—
Furniture and fixtures	13,959	9,474
Leasehold improvements	20,383	67,456

	637,205	346,035
Less accumulated depreciation	(171,131)	(99,295)

Total property and equipment, net	$466,074	$246,740

Acquisition of Corporate Headquarters Building

In April, 2012, we purchased our corporate headquarters building located in San Francisco, California from 650 Townsend Associates, LLC to support the overall growth of our business. Pursuant to the agreement, we also acquired existing third-party leases and other intangible property and terminated our existing office leases with the seller. In accordance with ASC 805, Business Combinations, we accounted for the building purchase as a business combination. The purchase consideration for the corporate headquarters building was as follows (in thousands):

Cash	$233,700
Gain on termination of below-market lease	41,058

Total purchase consideration	$274,758

The gain on the termination of the below-market lease represents the difference between the contractual minimum rental payments owed under our previously-existing leases and the market rates of those same leases. The following table summarizes the fair values of net tangible and intangible assets acquired (in thousands):

Building	$182,644
Land	89,130
Acquired lease intangibles	2,984

Total	$274,758

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

We have included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases, in other income (expense), net in our consolidated results of operations from the date of acquisition. These amounts were not material for the periods presented. The estimated useful life for the building is 39 years and is being amortized on a straight-line basis.

5. Acquisitions

2012 Acquisitions

Acquisition of OMGPOP. In March 2012, we acquired 100% of the outstanding stock of OMGPOP, a provider of social games for mobile phones, tablets, PCs and social network sites, for purchase consideration of approximately $183.1 million in cash. We acquired OMGPOP to expand our social games offerings, particularly on mobile platforms. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Other Acquisitions. During the year ended December 31, 2012, we acquired four companies in addition to OMGPOP for an aggregate purchase price of $24.1 million, $23.9 million of which was paid in cash and the remainder in issuance of $0.2 million in restricted shares of our Class A common stock.

2011 Acquisitions

In line with our growth strategy, we completed 15 acquisitions in 2011. The purpose of these acquisitions was to expand our social games offerings, obtain employee talent, and expand into new international markets. The results of operations for each of these acquisitions have been included in our consolidated statement of operations since the date of acquisition. These acquisitions were not individually significant and had an aggregate purchase price of $45.5 million, of which $43.3 million was paid in cash with the remainder of the issuance of 0.2 million fully vested shares of Series Z convertible preferred stock with a fair value of $2.2 million. As a result of the acquisitions, we recorded $11.1 million of developed technology, $1.5 million of net liabilities assumed, and $35.9 million of goodwill. Goodwill for each of the acquisitions represents the excess of the purchase price over the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded in connection with the acquisitions is primarily attributable to the assembled workforces of the acquired businesses and the synergies expected to arise after our acquisition of those businesses. In connection with acquisitions closed in 2011, we incurred transaction costs of approximately $2.3 million.

Pro forma results of operations related to our 2012 and 2011 acquisitions have not been presented because they are not material to our 2012 or 2011 consolidated statements of operations, either individually or in the aggregate.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired for all business acquisitions for the years ended December 31, 2012 and 2011 (in thousands):

	OMGPOP	Other	Total 2012
Developed technology	$83,590	$14,379	$97,969
Branding intangible assets	33,530	—	33,530
Deferred tax liabilities	(42,871)	(3,905)	(46,776)
Net tangible assets acquired (liabilities assumed)	5,055	400	5,455
Goodwill(1)	103,782	13,214	116,996

Total	$183,086	$24,088	$207,174

			Total 2011
Developed technology			$11,056
Net tangible assets acquired (liabilities assumed)			(1,530)
Goodwill(1)			35,946

Total			$45,472

(1)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired and other adjustments, pursuant to our business combinations policy.

Prior to the impairment of the developed technology and branding intangible assets acquired in the OMGPOP acquisition (described in Note 3), the useful lives for the developed technology and branding intangible assets were three years and seven years, respectively. Subsequent to the impairment, the remaining useful lives of both the developed technology and branding intangible assets were adjusted to two years. These assets were, and continue to be, amortized on a straight-line basis. For all acquisitions completed during the years ended December 31, 2012 and 2011, the weighted-average useful life of all identified acquired intangible assets is 2.4 and 2.0 years, respectively. Developed technologies associated with acquisitions are being amortized over periods ranging from one to three years.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2011 to December 31, 2012 are as follows (in thousands):

Goodwill – December 31, 2010	$60,217
Additions	35,946
Foreign currency translation adjustments	63
Goodwill adjustments	(4,461)

Goodwill – December 31, 2011	91,765
Additions	117,541
Foreign currency translation adjustments	(487)
Goodwill adjustments	136

Goodwill – December 31, 2012	$208,955

The details of our acquisition-related intangible assets are as follows (in thousands):

	December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$81,295	$(63,428)	$17,867
Trademarks, branding and domain names	15,519	(4,012)	11,507
Acquired lease intangibles	5,707	(1,418)	4,289

Total	$102,521	$(68,858)	$33,663

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$63,702	$(40,510)	$23,192
Trademarks, branding and domain names	10,537	(1,617)	8,920

Total	$74,239	$(42,127)	$32,112

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 were $42.3 million, $29.5 million and $8.8 million respectively. As of December 31, 2012, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2013	$12,286
2014	7,353
2015	3,470
2016 and thereafter	167

Total	$23,276

7. Income Taxes

Income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(41,963)	$(379,800)	$141,401
International	(117,612)	(26,342)	(14,342)

Total	$(159,575)	$(406,142)	$127,059

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$84,421	$(8,988)	$34,092
State	5,431	1,195	10,537
Foreign	3,862	1,600	304

Total current tax expense	93,714	(6,193)	44,933
Deferred:
Federal	(40,331)	4,687	(9,264)
State	(2,821)	441	2,209
Foreign	(689)	(761)	(1,414)

Total deferred tax expense/(benefit)	(43,841)	4,367	(8,469)

Provision for / (benefit from) income taxes	$49,873	$(1,826)	$36,464

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Expected provision / (benefit) at U.S. federal statutory rate	$(55,837)	$(142,166)	$44,452
State income taxes—net of federal benefit	(370)	(6,340)	7,841
Income taxed at foreign rates	48,427	6,338	3,894
Stock-based compensation	29,998	43,064	5,447
Tax credits	(8,026)	(34,769)	(14,231)
Tax reserve for uncertain tax positions	48,252	29,303	12,846
Change in valuation allowance	(8,005)	101,489	(28,647)
Impact of change in tax rates	(566)	(205)	5,211
Acquisition costs	(4,960)	397	700
Other	960	1,063	(1,049)

	$49,873	$(1,826)	$36,464

Before we began forming non-U.S. operating companies during 2010, the revenue from non-U.S. users was earned by our U.S. Company, resulting in virtually no foreign profit before tax. The new foreign entities, as start-up companies, generated operating losses in 2010 and 2011. During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S. During 2010, 2011, and 2012, the net tax impact of the losses generated in tax jurisdictions with lower statutory rates than the U.S. rate increased tax expense and the effective tax rate.

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2012 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $4.4 million.

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Equity based compensation	$68,644	$106,333
Tax credit carryforwards	27,502	25,811
Deferred revenue	16,200	14,355
Net operating loss carryforwards	12,810	17,502
Deferred rent	6,014	11,804
Charitable contributions	4,836	1,448
Other accrued compensation	5,031	6,089
Accrued expenses	2,764	5,532
State taxes	2,765	1,858
Other	1,926	615
Valuation allowance	(90,382)	(113,352)

Net deferred tax assets	58,110	77,995

Deferred tax liabilities:
Depreciation	(52,252)	(62,957)
Acquired intangible assets	—	(4,495)
Prepaid expenses	(320)	(828)

Net deferred tax liabilities	(52,572)	(68,280)

Net deferred taxes	$5,538	$9,715

	Year Ended December 31,
	2012	2011
Recorded as:
Current deferred tax assets	$30,122	$23,515
Other current assets	—	150
Other current liabilities	—	—
Non-current deferred tax liabilities	(24,584)	(13,950)

Net deferred tax assets	$5,538	$9,715

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various taxing jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers its past performance, available tax strategies, and expected future taxable income. At December 31, 2012 and December 31, 2011, the Company recorded a valuation allowance of $90.4 million and $113.3 million, respectively, against its net deferred tax assets, as it believes it is more likely than not that these benefits will be not be realized.

Net operating loss and tax credit carryforwards as of December 31, 2012 are as follows (in thousands):

	Amount	Expiration years
Net operating losses, federal	$167,406	2028 - 2032
Net operating losses, state	$97,462	2021 - 2032
Tax credit, federal	$33,966	2020 - 2022
Tax credits, state	$33,546	2017 - indefinite
Net operating losses, foreign	$2,456	2017 - 2019
Tax credits, foreign	$46	2017 - 2018

Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced. As of December 31, 2012, the portion of net operating loss carryforwards related to stock options is approximately $178.1 million, the benefit of which will be credited to additional paid-in capital when realized. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

December 31, 2009	$1,528
Additions based on tax positions related to 2010	13,782
Reductions for tax positions of prior years	(127)

December 31, 2010	15,183
Additions based on tax positions related to 2011	30,841
Additions for tax positions of prior years	2,318
Reductions for tax positions of prior years	(9)

December 31, 2011	48,334
Additions based on tax positions related to 2012	51,222
Reductions for tax positions of prior years	(835)

December 31, 2012	$98,721

As of December 31, 2012, approximately $66.8 million represents the amount of unrecognized tax benefits that would, if recognized, impact our effective income tax rate.

We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the balance sheet. These non-current income tax liabilities are classified in other non-current liabilities on the consolidated balance sheets. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months. We recognize interest and penalties in income tax expense. As of December 31, 2012 and 2011, the total balance of accrued interest and penalties related to uncertain tax positions was $0.2 million and zero, respectively. We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, China, Germany, India, Ireland, Japan, Luxembourg, and UK. We are subject to examination by U.S. federal, state or foreign tax authorities for all years since 2008.

8. Long-term Debt and Derivative Financial Instruments

In June, 2012, we entered into an agreement for a term loan of $100 million due June 30, 2017, at a variable interest rate of three month LIBOR plus 0.75 percent. Interest payments are made quarterly and the three month LIBOR will reset once per quarter. The amounts borrowed are collateralized by our corporate headquarters building and the loan will be used for general corporate purposes and we may prepay the term loan in full or in part at any time.

Concurrent with the execution of the loan agreement, to eliminate variability in interest payments, we entered into an interest rate swap agreement, such that the interest rate is fixed at two percent. We have designated the interest rate swap as a qualifying hedging instrument and accounted for it as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging. If the hedged transactions become probable of not occurring, the corresponding amounts in accumulated other comprehensive income would be reclassified to other income (expense), net in our consolidated statements of operations. The fair value of the interest rate swap was $2.4 million as of December 31, 2012 and was recorded in the consolidated balance sheets in other current and non-current liabilities. We initially record the gain or loss on the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and subsequently reclassify it to interest expense in other income (expense), net when the hedged transaction occurs which is once per quarter commensurate with the date of our interest payment. As of December 31, 2012, we expect to reclassify approximately $0.9 million net from accumulated other comprehensive income (loss) into other income (expense), net in the next 12 months, along with the earnings impact of the related forecasted hedged transactions.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. Per the terms of the credit agreement, we paid upfront fees of $2.5 million, which were capitalized and are to be amortized over the term of the credit agreement, and we are required to pay ongoing commitment fees of up to $0.6 million each quarter based on the portion of the credit facility that is not drawn down. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the credit agreement. As of December 31, 2012, we have not drawn down any funds under the terms of the credit agreement.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Customer deposits	$25,671	$50,140
Accrued escrow for acquisitions	32,568	7,242
Other	88,644	109,889

Total other current liabilities	$146,883	$167,271

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued escrow from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Other liabilities include various expenses that we accrue for transaction taxes, compensation liabilities, restructuring charges and accrued accounts payable.

10. Restructuring

During the fourth quarter of 2012, we implemented certain cost reduction initiatives, including a workforce reduction of 155 employees and the consolidation of certain real estate facilities which resulted in our exit from certain facilities for which we had non-cancellable operating leases.

For the year ended December 31, 2012, we recorded $7.9 million in restructuring charges in operating expenses within our consolidated statement of operations, which includes employee severance costs of $7.0 million and other expenses of $0.9 million. The restructuring charges above do not include the impact of $6.9 million of stock-based expense reversals associated with employee terminations as a result of our restructuring, which were recognized in operating expenses within our consolidated statements of operations.

In the first half of 2013, we expect to incur approximately an additional $2 million of restructuring expense related to our 2012 restructuring.

11. Stockholders’ Equity

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

Conversion. Our Class A common stock is not convertible into any other shares of our capital stock. Each share of our Class B common stock and Class C common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, after the closing of the initial public offering, upon sale or transfer of shares of either Class B common stock or Class C common stock, whether or not for value, each such transferred share shall automatically convert into one share of Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation, including, without limitation, transfers for tax and estate planning purposes, so long as the transferring holder continues to hold sole voting and dispositive power with respect to the shares transferred. Our Class B common stock and Class C common stock will convert automatically into Class A common stock on the date on which the number of outstanding shares of Class B common stock and Class C common stock together represent less than 10% of the aggregate combined voting power of our capital stock. Once transferred and converted into Class A common stock, the Class B common stock and Class C common stock may not be reissued.

Stock Repurchases

In October 2012, our Board authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. As of December 31, 2012, we had repurchased $11.8 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $188.2 million. In 2012, we spent a total of $11.8 million to repurchase 5.0 million shares of our Class A common stock at an average purchase price of $2.36 per share.

Warrants

During 2010, concurrent with the sale of 23.3 million shares of Series B-2 convertible preferred stock, we granted an investor a contingent right to a warrant to purchase 7.8 million shares of Class B common stock at an exercise price of $0.005 per share. The amount allocated to the contingent warrant right, based on fair value, of $4.6 million was recorded to additional paid-in capital on the date the right was granted and accounted for as a beneficial conversion feature. Because the Series B-2 shares have no stated redemption date, the discount was immediately charged to retained earnings as a deemed dividend. In April 2011, a distribution agreement was executed and the investor’s right to receive the warrant was extinguished.

In June 2011, in connection with a service arrangement with a related party, we issued a warrant to purchase 1.0 million shares of our Class B common stock at an exercise price of $0.05 per share to a service provider. The warrant vests ratably over an eight quarter service term beginning in April 2010 and the warrant expires in April 2012. We determined the fair value of the warrant using the Black-Scholes option-pricing model. We revalued this warrant each period as services were performed and expensed the portion of the warrant that vested each period. In 2011, we recorded $14.0 million of expense related to this warrant, which related to services that were performed from April 2010 through December 31, 2011. In the year ended December 31, 2012, we recognized $1.7 million of expense related to the warrant. In June 2011, the service provider fully exercised the warrant, and in April 2012, the warrant fully vested.

Equity Incentive Plans and Stock-Based Expense

In 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting stock options and ZSUs to employees, directors and non-employees. Concurrent with the effectiveness of our initial public offering on December 15, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”), and all remaining common shares reserved for future grant or issuance under the 2007 Plan were added to the 2011 Plan. The 2011 Plan was adopted for purposes of granting stock options and ZSUs to employees, directors and non-employees. The maximum number of shares of our Class A common stock that may be issued under our 2011 Plan is 42.5 million shares and excludes the number of shares still available under our 2007 Plan as of the date of our initial public offering in addition to any other stock-based awards granted under the 2007 Plan that otherwise expire or terminate without having been exercised. The number of shares of our Class A common stock reserved for future issuance under our 2011 Plan will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by 4% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in our consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
Expected term, in years	6	6	6
Risk-free interest rates	0.67%	2.04%	2.70%
Expected volatility	62%	64%	73%
Dividend yield	—	—	—
Fair value of common stock	$2.80	$6.44 - 17.09	$6.44

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Cost of revenue	$12,116	$17,660	$2,128
Research and development	200,640	374,920	10,242
Sales and marketing	24,684	81,326	7,899
General and administrative	44,546	126,306	5,425

Total stock-based expense	$281,986	$600,212	$25,694

In the twelve months ended December 31, 2012 we recognized $204.7 million of stock-based expense associated with ZSUs. Unamortized stock-based compensation relating to ZSUs amounted to $312.7 million as of December 31, 2012 over a weighted-average recognition period of 2.72 years.

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

As of December 31, 2012, total unrecognized stock-based expense of $44.3 million and $35.3 million related to unvested stock options and restricted shares of common stock, respectively, is expected to be recognized over a weighted-average recognition period of approximately 3.27 and 2.74 years, respectively.

The following table shows stock option activity for the year ended December 31, 2012 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2011	102,314	$0.69	$892,135	7.04
Granted	29,401	2.80
Forfeited and cancelled	(10,337)	1.48
Exercised	(40,559)	0.36

Balance as of December 31, 2012	80,819	$1.52	$100,225	7.43

As of December 31, 2012
Exercisable options	43,810	$0.53	$85,591	6.31
Vested and expected to vest	72,297	$1.20	$98,867	7.29

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $222.4 million, $78.2 million, and $110.6 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2012, 2011, and 2010 was $7.6 million, $17.5 million and $12.9 million, respectively.

The following table shows a summary of ZSU activity for the year ended December 31, 2012 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2011	79,818	$11.24	$751,090
Granted	29,614	8.28
Vested	(28,427)	11.16
Forfeited and cancelled	(24,357)	11.65

Unvested as of December 31, 2012	56,648	$9.56	$133,690

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our board of directors in September 2011 and by our stockholders in November 2011 and amended in August 2012. The maximum number of shares of our Class A common stock that may be issued under our 2011 ESPP is 8,500,000 shares. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by (i) the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or (ii) 25,000,000 shares.

Our 2011 ESPP permits participants to purchase shares of our Class A common stock through payroll deductions up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock on the first day of an offering or on the date of purchase. The ESPP offers a twelve month look-back. Participants may end their participation at any time during an offering and will be refunded their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.

As of December 31, 2012, there were $4.7 million employee contributions withheld by the Company. In 2012, the Company recognized $5.5 million of stock-based expense related to 2011 ESPP.

Common Stock Reserved for Future Issuance

As of December 31, 2012, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2012
Common stock warrants	695
Stock options outstanding	80,819
ZSUs outstanding	56,648
2011 Equity Incentive Plan	61,580
2011 Employee Stock Purchase Plan	21,205

220,947

Accumulated Other Comprehensive Income (loss)

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrealized gains (losses) on available-for-sale securities	$649	$(91)	$117
Unrealized gains (losses) on derivative investments	(2,423)	—	—
Foreign currency translation	327	453	(3)

Total	$(1,447)	$362	$114

12. Net Income (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Twelve Months Ended December 31,
	2012			2011			2010
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
BASIC:
Net income (loss)	$(109,643)	$(94,007)	$(5,798)	$(8,522)	$(367,051)	$(28,743)	$—	$82,293	$8,302
Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	—	—	—	—	—	(4,169)	(421)
Net income attributable to participating securities	—	—	—	—	—	—	—	(52,785)	(5,325)

Net income (loss) attributable to common stockholders	$(109,643)	$(94,007)	$(5,798)	$(8,522)	$(367,051)	$(28,743)	$—	$25,339	$2,556

Weighted-average common shares outstanding	387,995	332,665	20,517	6,083	261,999	20,517	—	203,364	20,517

Basic net income (loss) per share	$(0.28)	$(0.28)	$(0.28)	$(1.40)	$(1.40)	$(1.40)	$—	$0.12	$0.12

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(109,643)	$(94,007)	$(5,798)	$(8,522)	$(367,051)	$(28,743)	$—	$25,339	$2,556
Reallocation of net income attributable to participating securities	—	—	—	—	—	—	—	6,860	—
Reallocation of net income (loss) as a result of conversion of Class C shares to Class B and Class A shares	(5,798)	—	—	(28,743)	—	—	—	2,556	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(94,007)	—	—	(367,051)	—	—	—	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	—	—	—	—	—	—	—	(390)

Net income (loss) attributable to common stockholders-diluted	$(209,448)	$(94,007)	$(5,798)	$(404,316)	$(367,051)	$(28,743)	$—	$34,755	$2,166

Weighted -average common shares outstanding-basic	387,995	332,665	20,517	6,083	261,999	20,517	—	203,364	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	—	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	20,517	—	—	—	20,517	—
Conversion of Class B to Class A common shares outstanding	332,665	—	—	261,999	—	—	—	—	—

Weighted-average effect of dilutive securities:
Stock options	—	—	—	—	—	—	—	94,301	—
Warrants	—	—	—	—	—	—	—	11,074	—

Weighted-average common shares outstanding-diluted	741,177	332,665	20,517	288,599	261,999	20,517	—	329,256	20,517

Diluted net income (loss) per share	$(0.28)	$(0.28)	$(0.28)	$(1.40)	$(1.40)	$(1.40)	$—	$0.11	$0.11

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Stock options	86,054	103,565	5,235
Warrants	695	17,215	—
Restricted shares	14,185	—	—
ZSUs	71,290	47,392	—

Total	172,224	168,172	5,235

13. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, primarily for data center space. As of December 31, 2012, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$33,166
2014	33,138
2015	30,415
2016	24,807
2017	15,213
2018 and thereafter	45,982

$182,721

Rent expense on operating leases for facilities for the years ended December 31, 2012, 2011 and 2010 totaled $11.2 million, $14.4 million and $7.0 million, respectively.

Other Purchase Commitments

We have entered into several service contracts for hosting of data systems and payment processing. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of December 31, 2012, are as follows (in thousands):

Year ending December 31:
2013	$2,489
2014	1,699
2015	471

$4,658

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3:12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations have since been filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation,

Lead Case No. 12-cv-04007-JSW. On January 23, 2013, the court entered an order appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. In addition, a securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012 in San Francisco County Superior Court, the action was removed to the Northern District on September 28, 2012, and an order remanding the action to San Francisco County Superior Court was entered on January 23, 2013. The various class action complaints allege that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The various plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between December 16, 2011 and July 25, 2012. The complaints assert claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company believes it has meritorious defenses and will vigorously defend these actions.

Since August 3, 2012, eight stockholder derivative lawsuits have been filed in State or Federal courts in California and Delaware purportedly on behalf of the Company against certain current and former directors and executive officers of the Company. The derivative plaintiffs allege that the defendants breached their fiduciary duties and violated California Corporations Code section 25402 in connection with our initial public offering in December 2011, secondary offering in April 2012, and allegedly made false or misleading statements regarding the Company’s business and financial projections. Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California and one derivative action was filed in the United States District Court for the District of Delaware. The plaintiff in the District of Delaware action voluntarily dismissed the action on November 19, 2012. The derivative actions include claims for, among other things, unspecified damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of Zynga.

In February 2013, the parties in the actions described above expect to negotiate and submit pleading and briefing schedules for court approval. There has been no discovery or other substantive proceedings in the actions to date. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

On February 10, 2012, an action entitled Personalized Media Communications, LLC v. Zynga Inc., Case No. 2:12-cv-68 was filed against the Company in the United States District Court for the Eastern District of Texas. The plaintiff alleges infringement of four patents by 39 games and seeks an undisclosed amount of damages. On January 25, 2013, the court denied the Company’s motion to transfer the action to the Northern District of California. The matter is scheduled to be called for trial on November 4, 2013. Discovery is ongoing and the parties are in the process of patent claim construction. The Company believes it has meritorious defenses and will vigorously defend this action. Given that the patent claims have not yet been construed and the Company’s defenses have not yet been heard, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

The Company is also party to various legal proceedings and claims which arise in the ordinary course of business. In addition, we may receive notification alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of such litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

14. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue	Year Ended December 31,
	2012	2011	2010
United States	$757,299	$734,469	$402,010
All other countries(1)	523,968	405,631	195,449

Total revenue	$1,281,267	$1,140,100	$597,459

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net	Year Ended December 31,
	2012	2011	2010
United States	$459,906	$242,552	$73,649
All other countries	6,168	4,188	1,310

Total property and equipment, net	$466,074	$246,740	$74,959

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
Year Ended December 31, 2012	$163	—	$(3)	$160
Year Ended December 31, 2011	$325	—	$(162)	$163
Year Ended December 31, 2010	$356	$9	$(40)	$325

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011	S-1/A	333-175298	10.1	8/11/2011

10.2+	Zynga Inc. 2007 Equity Incentive Plan	S-1/A	333-175298	10.2	12/2/2011

10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011

10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011

10.5+	Zynga Inc. 2011 Equity Incentive Plan	S-1/A	333-175298	10.4	11/17/2011

10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011

10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	333-35375	10.3	5/8/2012

10.8+	Zynga Inc. 2011 Employee Stock Purchase Plan	S-1/A	333-175298	10.20	12/2/2011

10.9+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011

10.10+	Zynga Inc. Non-Employee Director Compensation Policy	10-Q	001-35375	10.5	5/8/2012

10.11+	Zynga Inc. Change in Control Severance Benefit Plan	S-1/A	333-175298	10.23	11/17/2011

10.12+	Amended and Restated Offer Letter, between Zynga Inc. and Steven Chiang, dated October 26, 2011	S-1/A	333-175298	10.7	11/17/2011

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13+	Offer Letter between Zynga Inc. and Barry Cottle, dated January 5, 2012	S-1/A	333-180078	10.28	3/23/2012

10.14+	Amended and Restated Offer Letter, between Zynga Inc. and Reginald D. Davis, dated October 26, 2011	S-1/A	333-175298	10.8	11/17/2011

10.15+	Amended and Restated Offer Letter between Zynga Inc. and Jeff Karp, dated October 25, 2011	S-1/A	333-175298	10.25	11/17/2011

10.16+	Transition and Separation Agreement between Zynga Inc. and Jeff Karp, dated September 10, 2012	10-Q	001-35375	10.1	10/26/2012

10.17+	Offer Letter between Zynga Inc. and David Ko dated September 21, 2010	10-Q	001-35375	10.4	7/30/2012

10.18+	Amended and Restated Offer Letter, between Zynga Inc. and Cadir Lee, dated October 21, 2011	S-1/A	333-175298	10.9	11/17/2011

10.19+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Pincus, dated November 16, 2011	S-1/A	333-175298	10.10	11/17/2011

10.20+	Amended and Restated Offer Letter, between Zynga Inc. and John Schappert, dated July 22, 2011	S-1/A	333-175298	10.11	11/17/2011

10.21+	Transition Letter Agreement, between Zynga Inc. and Owen Van Natta, dated November 16, 2011	S-1/A	333-175298	10.12	11/17/2011

10.22+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Vranesh, dated October 25, 2011	S-1/A	333-175298	10.24	11/17/2011

10.23+	Amended and Restated Offer Letter, between Zynga Inc. and David M. Wehner, dated November 16, 2011	S-1/A	333-175298	10.13	11/17/2011

10.24+	2012 Compensation Information for Executive Officers	8-K	001-35375		3/15/2012

10.25	Office Lease by and between 650 Townsend Associates LLC and Zynga Inc., dated September 24, 2010; First Amendment to Lease dated February 17, 2011; Second Amendment to Lease dated March 25, 2011; and Third Amendment to Lease dated September 27, 2011	S-1/A	333-175298	10.14	11/4/2011

10.26	Lease Termination Agreement between Zynga Inc. and Big Dog Holdings LLC dated April 2, 2012	8-K	001-35375	10.1	4/6/2012

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27	Purchase and Sale Agreement and Escrow Instructions between 650 Townsend Associates LLC and Zynga Inc. dated February 29, 2012	8-K	001-35375	2.1	3/5/2012

10.28†	Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated May 14, 2010 and Amendment No. 1 to Developer Addendum, dated October 13, 2011	S-1/A	333-175298	10.15	11/17/2012

10.29†	Amendment No. 2 to Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated April 25, 2012	10-Q	001-35375	10.1	7/30/2012

10.30#	Amendment No. 3 to Developer Addendum by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc., Zynga Game Ireland Limited and Zynga Luxembourg S.àr.L, dated November 28, 2012					X

10.31†	Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated December 26, 2010	S-1/A	333-175298	10.16	11/4/2011

10.32†	Amendment No. 1 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated June 12, 2012	10-Q	001-35375	10.2	7/30/2012

10.33†	Amendment No. 2 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated July 2, 2012	10-Q	001-35375	10.3	7/30/2012

10.34#	Amendment No. 3 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc. and Zynga Game Ireland Limited, dated November 28, 2012					X

10.35	Warrant to Purchase Class B Common Stock, dated July 31, 2009, issued to Allen & Company LLC.	S-1/A	333-175298	10.18	7/18/2011

10.36	Revolving Credit Agreement, dated July 21, 2011, among Zynga Inc., Morgan Stanley Bank, N.A., Goldman Sachs Bank USA, Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N..A. and Morgan Stanley Senior Funding, Inc., as administrative agent.	S-1/A	333-175298	10.21	8/11/2011

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.37	Office Lease by and between Chip Factory Commercial LLC and Zynga Inc., dated January 2008; Amendment to Lease, dated November 1, 2008; and Amendment to Lease, dated February 1, 2011	S-1/A	333-175298	10.22	8/11/2011

21.1	List of subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema Document

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and will be provided separately to the Securities and Exchange Commission.
•

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2013.

ZYNGA INC.

By:	/s/ Mark Vranesh
Mark Vranesh Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Vranesh and Reginald D. Davis, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus Mark Pincus	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/s/ Mark Vranesh Mark Vranesh	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ William “Bing” Gordon William “Bing” Gordon	Director	February 22, 2013

/s/ Reid Hoffman Reid Hoffman	Director	February 21, 2013

/s/ Jeffrey Katzenberg Jeffrey Katzenberg	Director	February 21, 2013

/s/ Stanley J. Meresman Stanley J. Meresman	Director	February 21, 2013

/s/ Sunil Paul Sunil Paul	Director	February 21, 2013

/s/ Ellen Siminoff Ellen Siminoff	Director	February 21, 2013

/s/ Owen Van Natta Owen Van Natta	Director	February 21, 2013