Form 10-Q
period 2013-03-31
ZYNGA INC
filed 2013-05-01
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 15, 2013, there were 607,750,238 shares of the Registrant’s Class A common stock outstanding, 165,612,687 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” mean daily active users of our games, “MAUs” mean monthly active users of our games, “MUUs” mean monthly unique users of our games, “ABPU” means average daily bookings per average DAU and references to “MUPs” mean monthly unique payers of our games. Unless otherwise indicated, these metrics are based on internally-derived measurements across all platforms on which our games are played. For further information about ABPU, DAUs, MAUs, MUPs, and MUUs as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	successfully acquiring and integrating companies and assets.

•	our ability to launch successful new games and hit games for web and mobile generally and in a timely matter;

•	sustaining and expanding our franchise games;

•	our ability to expand our offerings across several game genres;

•	expanding our network, including creating and building a mobile network and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	our ability to launch successful games, including invest & express games, on mobile;

•	the success of our franchise games and our games and network generally;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our expansion into real money gaming in the United Kingdom and plans and opportunities in real money gaming elsewhere;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players and increasing the monetization of our player base;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities, including our expansion into real money gaming;

•	our ability to rationalize our product pipeline, reduce marketing and technology expenditures and consolidate certain facilities;

•	our cost reduction plans and estimated savings and charges;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	our ability to prevent credit card fraud and security breaches;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and industry. We are also highly reliant on Facebook and the Facebook platform for a significant portion of our revenue. Our relationship with Facebook, the Facebook platform and our agreements with Facebook are subject to change. New risks emerge from time to time. It is not possible for our management to predict all of the risks related to our business and operations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Factors that could cause or contribute to such differences include, but are not limited to, those described in the section titled “Risk Factors” below. We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$426,251	$385,949
Marketable securities	842,432	898,821
Accounts receivable, net of allowance of $0 and $160 at March 31, 2013 and December 31, 2012, respectively	92,518	106,327
Income tax receivable	5,650	5,607
Deferred tax assets	26,633	30,122
Restricted cash	785	28,152
Other current assets	29,742	29,392

Total current assets	1,424,011	1,484,370
Long-term marketable securities	402,721	367,543
Goodwill	208,012	208,955
Other intangible assets, net	30,372	33,663
Property and equipment, net	442,293	466,074
Other long-term assets	15,427	15,715

Total assets	$2,522,836	$2,576,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,768	$23,298
Other current liabilities	102,381	146,883
Deferred revenue	302,722	338,964

Total current liabilities	430,871	509,145
Long-term debt	100,000	100,000
Deferred revenue	10,509	8,041
Deferred tax liabilities	12,653	24,584
Other non-current liabilities	105,303	109,047

Total liabilities	659,336	750,817
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 793,330 shares (Class A, 606,995, Class B, 165,818, Class C, 20,517) as of March 31, 2013 and 779,250 (Class A, 589,100, Class B, 169,633, Class C, 20,517) as of December 31, 2012	2,762,756	2,725,605
Treasury stock	—	(295,113)
Accumulated other comprehensive income (loss)	(2,232)	(1,447)
Accumulated deficit	(897,024)	(603,542)

Total stockholders’ equity	1,863,500	1,825,503

Total liabilities and stockholders’ equity	$2,522,836	$2,576,320

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Online game	$229,566	$292,780
Advertising	34,023	28,192

Total revenue	263,589	320,972
Costs and expenses:
Cost of revenue	69,394	90,122
Research and development	129,181	186,876
Sales and marketing	27,307	56,837
General and administrative	42,640	72,715

Total costs and expenses	268,522	406,550

Income (loss) from operations	(4,933)	(85,578)
Interest income	1,163	1,291
Other income (expense), net	(863)	(1,142)

Loss before income taxes	(4,633)	(85,429)
Benefit from income taxes	8,766	78

Net income (loss)	$4,133	$(85,351)

Net income (loss) per share
Basic	$0.01	$(0.12)

Diluted	$0.00	$(0.12)

Weighted average common shares used to compute net income (loss) per share
Basic	779,949	707,693

Diluted	827,526	707,693

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$4,133	$(85,351)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(843)	121
Net change on unrealized gains (losses) on available-for-sale investments	(306)	153
Net change on unrealized gains (losses) on derivative instruments	364	—

Other comprehensive income (loss)	(785)	274

Comprehensive income (loss)	$3,348	$(85,077)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income (loss)	$4,133	$(85,351)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,061	29,398
Stock-based expense	29,922	133,851
Loss from sales of investments, assets and other, net	1,207	12
Tax benefits from stock-based awards	1,657	—
Excess tax benefits from stock-based awards	(1,657)	—
Accretion and amortization on marketable securities	4,856	2,836
Deferred income taxes	(8,591)	(1,286)
Changes in operating assets and liabilities:
Accounts receivable, net	13,809	(5,617)
Income tax receivable	(43)	14,242
Other assets	848	(4,818)
Accounts payable	2,470	(283)
Deferred revenue	(33,774)	8,192
Other liabilities	(20,453)	(12,359)

Net cash provided by operating activities	26,445	78,817

Investing activities:
Purchases of marketable securities	(278,719)	(964,741)
Sales of marketable securities	98,615	16,747
Maturities of marketable securities	195,068	116,126
Acquisition of property and equipment	(4,924)	(34,994)
Business acquisition, net of cash acquired	—	(182,164)
Restricted cash	167	(224,952)
Other investing activities, net	(803)	(3,177)

Net cash provided by (used in) investing activities	9,404	(1,277,155)

Financing activities:
Taxes paid related to net share settlement of equity awards	(344)	(23,500)
Repurchases of common stock	(2,432)	—
Proceeds from exercise of stock options	2,393	533
Proceeds from employee stock purchase plan	3,506	—
Excess tax benefits from stock-based awards	1,657	—

Net cash provided by (used in) financing activities	4,780	(22,967)

Effect of exchange rate changes on cash and cash equivalents	(327)	36
Net increase (decrease) in cash and cash equivalents	40,302	(1,221,269)
Cash and cash equivalents, beginning of period	385,949	1,582,343

Cash and cash equivalents, end of period	$426,251	$361,074

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

Accounting Policy Updates

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

In January 2013, the Financial Accounting Standards Board (the “FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements, which we have done within Note 10 – “Stockholders’ Equity.” This is required for both annual and interim reporting. This amendment became effective for reporting periods beginning after December 15, 2012 and is applied prospectively.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2013, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) and the interim consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives of virtual goods that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based expense and evaluation of goodwill, intangible assets, and long-lived assets for impairment. Actual results could differ materially from those estimates.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$425,233	$198	$(18)	$425,413
Corporate debt securities	811,521	477	(319)	811,679
Municipal securities	8,056	5	—	8,061

Total	$1,244,810	$680	$(337)	$1,245,153

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$464,517	$303	$(5)	$464,815
Corporate debt securities	795,962	524	(170)	796,316
Municipal securities	5,234	—	(1)	5,233

Total	$1,265,713	$827	$(176)	$1,266,364

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

March 31, 2013
Due within one year	$842,432
After one year through three years	402,721

Total	$1,245,153

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of March 31, 2013, we had unrealized losses of $0.3 million related to marketable securities that had a fair value of $332.1 million. As of December 31, 2012, we had unrealized losses of $0.2 million related to marketable securities that had a fair value of $417.7 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of March 31, 2013 and December 31, 2012, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities, accounts receivable, net, long-term debt and an interest rate swap. Accounts receivable, net and long-term debt are stated at their carrying value, which approximates fair value.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$339,473	$—	$—	$339,473
U.S. government and government agency debt securities	—	425,413	—	425,413
Corporate debt securities (1)	—	823,676	—	823,676
Municipal securities (1)	—	9,126	—	9,126

Total	$339,473	$1,258,215	$—	$1,597,688

Liabilities:

Interest rate swap agreements	$—	$2,059	$—	$2,059

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$226,993	$—	$—	$226,993
U.S. government and government agency debt securities	—	464,815	—	464,815
Corporate debt securities (1)	—	818,167	—	818,167
Municipal securities (1)	—	5,234	—	5,234

Total	$226,993	$1,288,216	$—	$1,515,209

Liabilities:

Interest rate swap agreements	$—	$2,423	$—	$2,423

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Computer equipment	$267,663	$294,208
Software	26,875	28,594
Land	89,130	89,130
Building	191,361	190,931
Furniture and fixtures	13,073	13,959
Leasehold improvements	17,906	20,383

	606,008	637,205
Less accumulated depreciation	(163,715)	(171,131)

Total property and equipment, net	$442,293	$466,074

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2012 to March 31, 2013 are as follows (in thousands):

Goodwill – December 31, 2012	$208,955
Foreign currency translation adjustments	(943)

Goodwill – March 31, 2013	$208,012

Amortization expense of intangible assets for the three months ended March 31, 2013 and 2012 was $4.1 million and $7.4 million, respectively. As of March 31, 2013, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2013	8,570
2014	7,668
2015	3,785
2016 and thereafter	534

Total	$20,557

6. Income Taxes

The benefit from income taxes increased by $8.7 million in the first quarter of 2013 as compared to the same period of the prior year. This increase was attributable to the tax benefit recorded in the current quarter related to the reinstatement of the federal research and development tax credit retroactive to January 1, 2012, partially offset by the change in the valuation allowance associated with a portion of our net deferred tax assets.

During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S for which no benefit was recorded. Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

7. Long-term Debt and Derivative Financial Instruments

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

Concurrent with the execution of the loan agreement, to eliminate variability in interest payments, we entered into an interest rate swap agreement, such that the interest rate is fixed at two percent. We have designated the interest rate swap as a qualifying hedging instrument and accounted for it as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging. If the hedged transactions become probable of not occurring, the corresponding amounts in accumulated other comprehensive income would be reclassified to other income (expense), net in our consolidated statements of operations. The fair value of the interest rate swap was $2.1 million as of March 31, 2013 and was recorded in the consolidated balance sheets in other current and non-current liabilities. We initially record the gain or loss on the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and subsequently reclassify it to interest expense in other income (expense), net when the hedged transaction occurs which is once per quarter commensurate with the date of our interest payment. In April 2013, we repaid the term loan and terminated our interest rate swap agreement. As a result, we will recognize the remaining loss of $2.4 million as interest expense in the consolidated statement of operations during the second quarter of 2013.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. Per the terms of the credit agreement, we paid upfront fees of $2.5 million, which were capitalized and are to be amortized over the term of the credit agreement, and we are required to pay ongoing commitment fees of up to $0.6 million each quarter based on the portion of the credit facility that is not drawn down. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the credit agreement. As of March 31, 2013, we have not drawn down any funds under the terms of the credit agreement.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Customer deposits	$21,358	$25,671
Accrued escrow for acquisitions	3,583	32,568
Other	77,440	88,644

Total other current liabilities	$102,381	$146,883

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued escrow from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Other liabilities include various expenses that we accrue for transaction taxes, compensation liabilities and accrued accounts payable.

9. Restructuring

During the three months ended December 31, 2012, we implemented certain cost reduction initiatives, including a workforce reduction of 155 employees and the consolidation of certain real estate facilities which resulted in our exit from certain facilities for which we had non-cancellable operating leases. In the three months ended March 31, 2013, we completed these activities and recorded an additional restructuring charge of $1.6 million which is included in operating expenses within our consolidated statement of operations.

During the three months ended March 31, 2013, we continued to strategically analyze our business, and initiated further cost reduction initiatives by closing certain studios which resulted in a workforce reduction of 36 employees and exit from the related facilities for which we had non-cancellable operating leases. We recorded a restructuring charge of $3.9 million within operating expenses associated with these initiatives, which does not include the impact of $2.3 million of stock-based expense reversals associated with employee terminations as a result of our restructuring.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$1,933	$6,818
Research and development	20,900	78,146
Sales and marketing	1,413	12,915
General and administrative	5,676	35,972

Total stock-based expense	$29,922	$133,851

The following table shows stock option activity for the three months ended March 31, 2013 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2012	80,819	$1.52	$100,225	7.43
Granted	—	—
Forfeited and cancelled	(2,853)	2.44
Exercised	(7,392)	0.32

Balance as of March 31, 2013	70,574	$1.61	$137,581	7.24

The following table shows a summary of ZSU activity for the three months ended March 31, 2013 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
		Fair	Unvested
	Shares	Value	ZSUs
Unvested as of December 31, 2012	56,648	$9.56	$133,690
Granted	11,280	3.18
Vested	(6,275)	10.82
Forfeited and cancelled	(4,917)	9.62

Unvested as of March 31, 2013	56,736	$8.15	$190,633

The following table shows a summary of changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 (in thousands):

	Foreign currency translation	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on derivative instruments	Total
Balance as of December 31, 2012	$327	$649	$(2,423)	$(1,447)
Other comprehensive income before reclassifications	(843)	(303)	124	(1,022)
Amounts reclassified from accumulated other comprehensive income	—	(3)	240	237

Net current-period other comprehensive income	(843)	(306)	364	(785)

Balance as of March 31, 2013	$(516)	$343	$($2,059)	$(2,232)

In October 2012, our Board of Directors (“Board”) authorized a program for the repurchase of our common stock in an amount of up to $200 million. During the three months ended March 31, 2013, we repurchased approximately 1.0 million shares for $2.4 million of our common stock under our 2012 program, and as of March 31, 2013, the remaining authorized amount of stock repurchases that may be made under the program was $185.7 million.

During the three months ended March 31, 2013, our Board approved the retirement of our treasury stock, approximately 31.3 million shares. Accordingly, we reclassified our treasury stock balance of $297.6 million, as a reduction to retained earnings.

11. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. In computing diluted net income (loss) per share, net income (loss) is re-allocated to reflect the potential impact of dilutive securities, including stock options, warrants, unvested restricted stock and unvested ZSUs. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive securities. For periods in which we have generated a net loss, we do not include stock options, warrants, unvested restricted stock and unvested ZSUs in our computation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive. The net per share amounts are the same for Class A, Class B and Class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividend or distribution. Further, as we assume the conversion of Class B and Class C common shares into Class A common shares for the Class A diluted net income (loss) per share computation, the net income (loss) is equal to total net income (loss) for that computation.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2013			2012
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss)	$3,149	$875	$109	$(15,208)	$(67,668)	$(2,475)
Weighted-average common shares outstanding	594,292	165,140	20,517	126,102	561,074	20,517

Basic net income (loss) per share	$0.01	$0.01	$0.01	$(0.12)	$(0.12)	$(0.12)

DILUTED:
Net income (loss)	$3,149	$875	$109	$(15,208)	$(67,668)	$(2,475)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	109	—	—	(2,475)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	875	—	—	(67,668)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	178	(7)	—	—	—
Net income (loss) attributable to common stockholders-diluted	$4,133	$1,053	$102	$(85,351)	$(67,668)	$(2,475)

Weighted-average common shares outstanding-basic	594,292	165,140	20,517	126,102	561,074	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	165,140	—	—	561,074	—	—

Weighted-average effect of dilutive securities:
Stock options	39,163	39,163	—	—	—	—
Warrants	695	695	—	—	—	—
ZSUs	7,719	5,867	—	—	—	—

Weighted-average common shares outstanding-diluted	827,526	210,865	20,517	707,693	561,074	20,517

Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.12)	$(0.12)	$(0.12)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	29,447	99,458
Warrants	—	695
Restricted shares	2,646	19,424
ZSUs	38,500	75,003

Total	70,593	194,580

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of March 31, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$25,345
2014	33,312
2015	30,615
2016	24,961
2017	15,379
2018 and thereafter	45,978

$175,590

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3:12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations were filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation, Lead Case No. 12-cv-04007-JSW. On January 23, 2013, the court entered an order appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. On April 3, 2013, the lead plaintiff and another named plaintiff filed a consolidated complaint. The consolidated complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between December 16, 2011 and July 25, 2012. The consolidated complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. Under the current schedule, the defendants’ motions to dismiss are to be filed by May 31, 2013, and a hearing on the motion is scheduled for August 30, 2013.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with a March 28, 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. The parties in this action expect to negotiate and submit a pleading and briefing schedule for court approval, and an initial case management conference has been scheduled for May 8, 2013.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in a March 28, 2012 secondary offering.

The Company believes it has meritorious defenses in the above securities class actions and will vigorously defend these actions.

Since August 3, 2012, eight stockholder derivative lawsuits have been filed in State or Federal courts in California and Delaware purportedly on behalf of the Company against certain current and former directors and executive officers of the Company. The derivative plaintiffs allege that the defendants breached their fiduciary duties and violated California Corporations Code section 25402 in connection with our initial public offering in December 2011, secondary offering in April 2012, and allegedly made false or misleading statements regarding the Company’s business and financial projections. Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. A derivative action was also filed in the United States District Court for the District of Delaware. The plaintiff in the District of Delaware action voluntarily dismissed the action on November 19, 2012. The derivative actions include claims for, among other things, unspecified damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of Zynga.

To date, there has been no discovery or other substantive proceedings in the actions described above. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue (In thousands)

	Three Months Ended
	March 31,
	2013	2012
United States	$156,250	$196,454
All other countries (1)	107,339	124,518

Total revenue	$263,589	$320,972

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	March 31,	December 31,
	2013	2012
United States	$436,485	$459,906
All other countries	5,808	6,168

Total property and equipment, net	$442,293	$466,074

14. Subsequent Events

Executive Compensation

In April 2013, based on the approval of the Compensation Committee of the Board, we granted performance-based ZSUs to certain executive officers as part of the Company’s 2013 executive compensation program. These performance-based ZSUs are subject to both a time-based vesting requirement and certain performance conditions related to growing franchise games on mobile and web, developing and expanding the Zynga network and achieving certain adjusted EBITDA levels. Depending on the Company’s performance against these conditions, between 0% and a maximum of 200% of the target performance-based ZSUs may vest. Under the plan, the minimum number of shares that can vest under this April 2013 grant is zero shares and the maximum number of shares is 16.4 million shares. In addition to granting performance-based ZSUs, we also increased the 2013 annual base salaries for certain of the Company’s executive officers and set 2013 performance cash bonus award targets for certain of the Company’s executive officers.

Long Term Debt

In April 2013, Zynga fully repaid its outstanding long-term debt of $100 million and all accrued interest. Concurrent with our repayment of the debt, we also exited our interest rate swap agreement which we had previously designated as a hedging instrument for our long-term debt. As a result of our exiting of this instrument, we will record a realized loss of $2.4 million in other expense in the consolidated statement of operations during the second quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

We are the world’s leading online social game developer with approximately 253 million average MAUs for the three months ended March 31, 2013. We have launched some of the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising.

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

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform and expect to continue to do so for the foreseeable future. For example, for the three months ended March 31, 2013 and 2012, we estimate that 76% and 85% of our bookings, respectively, were generated through the Facebook platform, while 22% and 12% of our bookings, respectively, were generated through mobile platforms. For the three months ended March 31, 2013 and 2012, we estimate that 76% and 91% of our revenue, respectively, was generated through the Facebook platform, while 22% and 7% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect to begin our transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model beginning in the second quarter of 2013 and complete such transition in the second half of 2013.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$263,589	$320,972
Change in deferred revenue	(33,774)	8,192

Bookings	$229,815	$329,164

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$4,133	$(85,351)
(Provision for) benefit from income taxes	(8,766)	(78)
Other income (expense), net	863	1,142
Interest income	(1,163)	(1,291)
Restructuring expense, net	5,459	—
Legal settlements	—	889
Depreciation and amortization	32,061	29,398
Stock-based expense	29,922	133,851
Change in deferred revenue	(33,774)	8,192

Adjusted EBITDA	$28,735	$86,752

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income and expense (net), which includes foreign exchange gains and losses and interest income.

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include losses associated with restructuring charges;

•	adjusted EBITDA does not include gains and losses associated with legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

	Three Months Ended March 31,
	2013	2012
	(users and payers in millions)
Average DAUs	52	65
Average MAUs	253	292
Average MUUs	150	182
Average MUPs	2.5	3.5
ABPU	$0.049	$0.055

The decreases in DAUs, MAUs and MUUs for the three months ended March 31, 2013 as compared to same periods of the prior year was the result of declines in our existing games coupled with the launch of only two games during the quarter as compared to six games in the same period of the prior year.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
Average monthly unique payer bookings (in thousands) (1)	$64,028	$72,867	$71,760	$86,282	$96,277
Average MUPs (in millions)	2.5	2.9	2.9	4.1	3.5
Monthly unique payer bookings per MUP (2)	$26	$25	$25	$21	$28

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings generated from certain mobile payers in the first quarter of 2012 due to our acquisition of OMGPOP late in that quarter, as well as bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Monthly unique payer bookings per MUP increased to $26 in the first quarter of 2013, due to MUP decreasing faster than unique bookings for the period. In the initial launch period of mobile games, such as the second quarter of 2012 that included the first full quarter of new payers from Draw Something, we have seen increased MUPs due to one-time paid download fees that tend to decline in subsequent periods after which in-game spending comprises a greater percentage of mobile bookings.

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

Recent Developments

Zynga.com. We updated Zynga.com in the first quarter of 2013 to streamline the player signup process to allow players to create a dedicated account directly with Zynga just for playing games. All players will have the option to connect to Zynga.com with Facebook to keep their existing game friends and game progress, while deciding what they share with their gaming community. We are now subject to Facebook’s standard terms of service which limits our ability to use a Facebook user’s friends list and Facebook’s communication channels on Zynga.com and prohibits us from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. As part of the update, Zynga.com no longer relies on Facebook’s payment services, including Facebook Credits and/or Facebook local-currency based payments, and we now process our own payments through third party providers. Facebook no longer has the right to receive 30% of the proceeds from payments made on Zynga.com.

Game Launches. In the first quarter of 2013, we launched two games, Zynga Slots and What’s the Phrase.

Real Money Gaming. In April 2013, we launched our first real money gaming (RMG) offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the UK through our agreement with bwin.party digital entertainment plc (“bwin.party”).

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

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new games and the release of fresh content and new features in existing games. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games, in particular many of our existing web games, tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this natural decline in the life cycle of our games, our growth depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU decreased from $0.055 in the three months ended March 31, 2012 to $0.049 in the three months ended March 31, 2013, due to a faster rate of decline in bookings compared to DAU. In addition, mobile and international players have historically monetized at a lower level than U.S. players on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results. We may incur increased player acquisition costs as our ability to cross-promote traffic to games that are offered on platforms other than Facebook, for example, games offered on Zynga.com, as well as our RMG offerings with bwin.party, will be limited by Facebook’s standard terms of service, subject to certain exceptions.

New market development. We are investing in new distribution channels such as Zynga.com, mobile platforms and international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. Our ability to be successful will depend on our ability to obtain users on Zynga.com, interest third-party game developers, attract advertisers and successfully extend Zynga.com to mobile.

During 2012, we expanded our efforts into RMG markets by entering into an agreement with bwin.party to offer RMG products in the United Kingdom and filing an application for Preliminary Finding of Suitability with the Nevada Gaming Control Board. We will continue to explore RMG options in regulated markets as well as take actions in preparation for potential legislative developments.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In the first quarter of 2013, we experienced continued employee attrition. Retaining key employees is critical to our ability to grow our business and execute on our business strategy. We have implemented and are continuing to implement certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities, and these cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended
	March 31,
	2013	2012
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	26	28
Research and development	49	58
Sales and marketing	10	18
General and administrative	17	23

Total costs and expenses	102	127
Income (loss) from operations	(2)	(27)
Interest income	—	—
Other income (expense), net	—	—

Income (loss) before income taxes	(2)	(27)
Benefit from income taxes	4	—

Net income (loss)	2%	(27)%

Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue by type:
Online game	$229,566	$292,780	-22%
Advertising	34,023	28,192	21%

Total revenue	$263,589	$320,972	-18%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenue decreased $57.4 million in the first quarter of 2013, as compared to the same period of the prior year. Bookings decreased by $99.3 million in the first quarter of 2013, as compared to the same period of the prior year. ABPU decreased from $0.055 to $0.049 in the first quarter of 2013, as compared to the same period of the prior year, while average DAUs decreased from 65 million in the first quarter of 2012 to 52 million in the first quarter of 2013.

Online game revenue decreased $63.2 million in the first quarter of 2013, as compared to the same period of the prior year. This decrease is partially attributable to online game revenue from FarmVille, CityVille and FrontierVille decreasing by $49.1 million, $35.2 million, and $21.7 million, respectively. The decreases in online game revenue from FarmVille, CityVille and FrontierVille were due to an overall decline in bookings in these games. The decreases in online game revenue were partially offset by increases in online revenue of $20.4 million and $10.6 million from FarmVille 2 and ChefVille, respectively, which were the result of the launch of these games in September 2012 and August 2012, respectively. All other games accounted for the remaining offsetting increase in online game revenue of $11.8 million for the first quarter of 2013.

International revenue as a percentage of total revenue accounted for 41% and 39% in the first quarter of 2013 and 2012, respectively.

In the three months ended March 31, 2013, Zynga Poker and FarmVille were our top revenue-generating games and comprised 22%, and 16%, respectively, of our online game revenue for the period. In the three months ended March 31, 2012, FarmVille, CityVille, Zynga Poker and FrontierVille were our top revenue-generating games and comprised 29%, 17%, 16% and 10%, respectively, of our online game revenue. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 30% and 29% of online game revenue in the first quarter of 2013 and 2012, respectively. Durable virtual goods accounted for 70% and 71% of online game revenue in the first quarter of 2013 and 2012, respectively. The estimated weighted-average life of durable virtual goods was 13 months for the first quarter of 2013 and 2012.

Advertising revenue increased $5.8 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to an $11.1 million increase in in-game display ads, offset by a $3.4 million decrease in licensing revenue, a $1.3 million decrease in in-game sponsorship revenue, and a $0.6 million decrease in in-game offers, engagement ads and other advertising revenue.

Cost of revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue	$69,394	$90,122	-23%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Cost of revenue decreased $20.7 million in the first quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to decreased hosting expense of $12.7 million, decreased stock-based expense of $4.9 million, decreased third party customer service expense of $3.4 million and decreased employee related expense of $1.1 million. These decreases were partially offset by increased depreciation and amortization expense of $1.5 million in the first quarter of 2013 as compared to the same period of the prior year related to new property and equipment acquired to support our network infrastructure.

Research and development

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$129,181	$186,876	-31%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Research and development expenses decreased $57.7 million in the first quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $57.2 million decrease in stock-based expense, and a decrease of $3.9 million in headcount-related expenses. These decreases were partially offset by restructuring expense of $3.4 million recognized in the first quarter of 2013 which was not recognized in the same period of the prior year.

Sales and marketing

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$27,307	$56,837	-52%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales and marketing expenses decreased $29.5 million in the first quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $11.5 million decrease in stock-based expenses, $17.0 million decrease in marketing costs due to fewer game launches and $1.3 million in headcount related costs.

General and administrative

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$42,640	$72,715	-41%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

General and administrative expense decreased $30.1 million in the first quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $30.3 million in stock-based expense.

Benefit from income taxes

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Benefit from income taxes	$8,766	$78	NM

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The benefit from income taxes increased by $8.7 million in the first quarter of 2013 as compared to the same period of the prior year. This increase was attributable to the tax benefit recorded in the current quarter related to the reinstatement of the federal research and development tax credit retroactive to January 1, 2012, partially offset by the change in the valuation allowance associated with a portion of our net deferred tax assets.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(4,924)	$(34,994)
Depreciation and amortization	32,061	29,398
Cash flows provided by operating activities	26,445	78,817
Cash flows (used in) investing activities	9,404	(1,277,155)
Cash flows (used in) provided by financing activities	4,780	(22,967)

As of March 31, 2013, we had cash, cash equivalents and marketable securities of approximately $1.7 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2013, we expect to make capital expenditures of up to $35 million, which includes investments in network infrastructure to support our expected growth.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of March 31, 2013, we had repurchased $14.3 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $185.7 million. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors.

Operating Activities

Operating activities provided $26.4 million of cash during the three months ended March 31, 2013, partially driven by our net income of $4.1 million, adjusted to exclude non-cash items. Significant non-cash items included depreciation and amortization of $32.1 million and stock-based expense of $29.9 million. Depreciation and amortization increased from the three months ended March 31, 2012 as a result of our continued investment in property and equipment and business acquisitions. Changes in our operating assets and liabilities used $37.1 million in cash for the three months ended March 31, 2013 primarily due to decrease in deferred revenue and other liabilities offset by a decrease in accounts receivable and a decrease in accounts payable.

Investing Activities

Investing activities provided $9.4 million during the three months ended March 31, 2013. The primary inflows of cash are associated with the sales and maturities of $293.7 million of marketable securities. These inflows of cash were partially offset by purchases of $278.7 million of marketable securities and purchases of property and equipment of $4.9 million.

Financing Activities

Financing activities provided $4.8 million during the three months ended March 31, 2013. The primary financing activities were $3.5 million in proceeds from employee stock purchase plan, $2.4 million in cash received from the exercise of employee stock options and $1.7 million in excess tax benefits from stock-based awards. These inflows of cash were partially offset by repurchases of Class A common stock of $2.4 million.

Credit Facility

In July 2011, we executed a revolving credit agreement with certain lenders to borrow up to $1.0 billion in revolving loans. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2013, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the first quarter of 2013 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of March 31, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$25,345
2014	33,312
2015	30,615
2016	24,961
2017	15,379
2018 and thereafter	45,978

$175,590

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

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates. In addition, we made the following updates to our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 12 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Business and Industry

If Facebook changes its standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.*

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

We have entered into two addenda to Facebook’s standard terms of service that govern the distribution, promotion and operation of our games through the Facebook platform. The first addendum required us to use Facebook Credits as the primary payment method for any of our games that are either on the Facebook platform or that utilize the data from the Facebook social graph, and required Facebook to remit to us an amount equal to 70% of the price stated to our players. The second addendum obligated us to use Facebook Credits as the sole in-game payment mechanism in any games launched on our own social gaming network, and entitled Facebook to retain 30% of the stated price for transactions on our network. The second addendum also required us to use Facebook as the exclusive social platform for the Zynga properties and to exclusively launch certain of our games on the Facebook platform for up to 12 months, subject to certain exceptions.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. Facebook will continue to retain 30% of the stated price for transactions on their platform under the terms of their new payments program. We expect to begin our transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model beginning in the second quarter of 2013, and expect to complete such transition in the second half of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we are limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. This may limit our ability to reach Facebook users from the With Friends Network and may limit the number of players that use the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We are now prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. Moreover, we are no longer permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

Since March 31, 2013, we are no longer obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits and/or local-currency based payments) on any such Zynga game pages. We have the right to process our own payments, and Facebook no longer has the right to receive 30% of the proceeds from payments made on the With Friends Network.

We are no longer required to use Facebook as the exclusive social platform for the Zynga properties, or required to grant certain title exclusivities of Zynga games on the Facebook platform, subject to certain exceptions. However, now any social game launched by Zynga will generally be available through the Facebook web site concurrent with, or shortly following, the time such game is made available on another social platform or a Zynga property.

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

Our business may be harmed if:

•	Facebook discontinues or limits access to its platform by us;

•	Facebook terminates or does not renew or modifies our addenda or seeks to terminate our contractual relationship altogether;

•	Facebook prohibits us from offering our games on the Facebook platform because it determines that we are a competitor or for other reasons;

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

As noted above, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform or across platforms other than Facebook. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. In addition, starting in April 2011, Facebook’s policy requiring that applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users, provided Facebook with a greater share of payments made by our players than it did when other payment options were allowed. Although our current agreements with Facebook allow our users to use Zynga-branded game cards for the redemption of Facebook Credits in our games on Facebook until all such existing game cards are sold, our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

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

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	continued worldwide growth in the adoption and use of Facebook and other social networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth;

•	the transition of our players from the web to mobile devices, and our ability to effectively monetize games on mobile devices; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

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

Our growth prospects may suffer if the With Friends Network is unsuccessful.*

We plan to expand the With Friends Network in 2013 to be more accessible to both web players and mobile players alike to make games more engaging, more social and more profitable. We began this effort with our beta launch of Zynga.com on the web in 2012. Our ability to increase our player base and revenue will depend, in part, on the successful operation and growth of the With Friends Network, including its extension to mobile. We updated Zynga.com in the first quarter of 2013 to streamline the player signup process to allow players to create a dedicated account directly with Zynga just for playing games. All players will have the option to connect to Zynga.com with Facebook to keep their existing game friends and game progress, while deciding what they share with their gaming community. If the With Friends Network fails to engage players, interest third-party game developers or attract advertisers, we may fail to generate sufficient revenue or bookings to justify our investment in the development and operation of the With Friends Network. We have limited experience launching third-party developed games on the With Friends Network, or supporting games developed by third parties. We may also encounter technical and operational challenges operating a network.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we are limited in our ability to use a Facebook users friends list and Facebook’s communication channels to promote the With Friends Network. This may limit our ability to reach Facebook users from the With Friends Network and may limit the number of players that use the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We now are prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. Moreover, we are no longer permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions. In addition, we are subject to the terms of service of other third party social networks and platforms such as Apple and Google, where our games are distributed, which may limit our ability to operate or promote our network. If we are not successful in operating, growing and generating revenue from the With Friends Network, we may not be able to maintain or grow our revenue as anticipated and our financial results could be adversely affected.

Our revenue, bookings and operating margins may decline.

The industry in which we operate is highly competitive and rapidly changing, which relies heavily on successful product launches and compelling content, products and services, and as such, if we fail to deliver such content, products and services or do not execute our strategy successfully, our revenue and bookings may decline. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business. Further, the increased stock-based expense associated with restricted stock units (“ZSUs”) issued to our directors, employees and consultants, which we had not recognized prior to our initial public offering, will also exert downward pressure on our operating margin. We expect to continue to expend substantial financial and other resources on game development, including mobile games, the expansion of the With Friends Network, international expansion and our network infrastructure. Our operating costs will increase if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term growth.

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

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	expand on our current mobile games;

•	effectively market new mobile games to our existing web-based players and players of our current mobile games;

•	expand the With Friends Network to mobile;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for our players;

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

Some of our players may make sales and/or purchases of virtual goods used in Zynga Poker or our other games through unauthorized or fraudulent third-party websites, which may reduce our revenue.*

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers or virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;

•	creating downward pressure on the prices we charge players for our virtual currency and virtual goods;

•	increasing chargebacks from unauthorized credit card transactions;

•	causing us to lose revenue from paying players as our partners increase their credit card fraud prevention efforts;

•	causing us to lose revenue from paying players who stop playing a particular game;

•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;

•	generating legal claims relating to the diminution of value of our virtual goods;

•	result in negative publicity or harm our reputation with players and partners; and

•	increasing customer support costs to respond to dissatisfied players.

To discourage unauthorized purchases and sales of our virtual goods, we state in our terms of service that the buying or selling of virtual currency and virtual goods from unauthorized third-party sellers may result in bans from our games and/or legal action. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual goods from our games, particularly poker chips from Zynga Poker, outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized or fraudulent transactions will be successful.

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

The value of our virtual goods is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.*

Paying players purchase virtual goods in our games because of the perceived value of these goods which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted by Facebook’s offering of free or discounted Facebook Credits, local-currency based payments, and/or other incentives to our players, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the quarter ended March 31, 2013, we had approximately 2.5 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

A small number of games have generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games, in particular many of our existing web games, tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this natural decline in the life cycle of our games, our growth depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games. Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased over the last several years. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive landscape;

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that are fun, interesting and compelling to play;

•	develop games that can build upon or become franchise games;

•	effectively market new games and enhancements to our existing players and new players;

•	minimize launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new genres or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

If our top games do not maintain their popularity, our results of operations could be harmed.*

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Traditionally, bookings from existing games decline over time. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.*

We began operations in April 2007, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for virtual goods. We have also recently launched our first offerings in RMG. This is a new business for us and we cannot assure you that our RMG efforts will be successful or result in the development or timely launch of additional RMG products, or ultimately produce any material revenue.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.*

We have implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. However, such efforts could result in disruptions to our operations and adversely affect our business.

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

We expect to continue to actively monitor our costs, however, if we do not fully realize or maintain the anticipated benefits of any restructuring actions and cost reduction initiatives, our business could be adversely affected. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers, engineers and executives are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining these employees. We have experienced significant turnover in our headcount over the last year, including within our senior management team, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2012, approximately 35% of our employees had been with us for less than one year and approximately 70% for less than two years. In addition, during 2012, three of our executive officers resigned.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. Some of our employees may have been motivated to work for us by an expectation that our Class A common stock would be trading at a higher value and may be less motivated by the equity compensation they receive as a result. Competitors may leverage any resulting disappointment as a tool to recruit talented employees.

We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may negatively impact our perceived reputation and make it more difficult and more expensive to recruit new employees. The loss of talented employees or the inability to hire skilled employees as replacements could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in recruiting, retaining, and motivating our key employees to achieve a high level of success or if we do not attract new key personnel, we may be unable to (i) continue to launch new games in a timely manner and enhance existing games, including in each case on mobile, (ii) expand the With Friends Network, or (iii) execute our business strategy, and as a result, our business may suffer.

Our core values of focusing on our players first and acting for the long term may conflict with the short-term interests of our business.*

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stakeholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in late 2009 and in 2010 we reduced in-game advertising offers in order to improve player experience. This decrease in in-game offers led to a reduction of advertising revenue in 2010 as compared to 2009. In addition, in early 2013, we decided to discontinue development of certain games that were originally expected to be released and then meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that can drive long-term enterprise value. Although the discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long term. This decision to discontinue certain games could negatively impact our operating results in the short term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our founder and Chief Executive Officer or other members of senior management could harm our business.

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

Our efforts to enter the real money gaming market may not be successful.*

We have begun efforts to expand our business to include RMG and in October 2012, we entered into an agreement with bwin.party to develop, test and operate Zynga-branded real money online poker and casino games in the United Kingdom. We have recently announced our first real money online poker and casino games offerings in the United Kingdom in connection with this agreement. We also recently filed an Application for a Preliminary Finding of Suitability with the Nevada Gaming Control Board. This is a new business for us and we cannot assure you that our RMG efforts will be successful or result in the development or timely launch of additional RMG products, or ultimately produce any material revenue.

RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. For instance, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities.

Licenses or findings of suitability typically require a determination that the applicant qualifies or is suitable. Gaming authorities have very broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. For example, the Nevada Gaming Control Board may deny our application or determine that the Company or one or more of our directors, officers, employees or stockholders are not suitable.

In addition, regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with RMG we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

bwin.party operates our Zynga-branded real money online poker and casino games offerings in the United Kingdom. If we are unable to maintain a good relationship with bwin.party, our RMG efforts may not be successful. Our RMG efforts may be harmed if bwin.party terminates our agreement or establishes more favorable relationships with one or more of our competitors. If we or our partners operate our RMG games in a negative manner, if players are less satisfied than expected with the games provided or if we or our partners fail to comply with regulatory requirements, our brand and reputation could be adversely affected and we may lose players, which could adversely impact our business.

In addition, we do not know whether we will be successful in converting our current players or attracting new players to our RMG games. If an insufficient number of our current players play our RMG games, or we cannot attract new players, we may not realize the anticipated benefits of this line of business and we may curtail our efforts in the RMG market.

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

Competition in the social game industry is intense.*

The social game industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King, Rovio Mobile Ltd., Supercell and The Walt Disney Company. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Apple Inc., Google Inc. and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players affects the game-playing experience and may lead players to stop playing our games.

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

In particular, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Quarterly Report on Form 10-Q.

It is difficult to predict when bookings from one of our games will begin to decline, as well as the decay rate for any particular game. As a result of this natural decline in the life cycle of our games, our growth depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

In addition, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released and then meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that can drive long-term enterprise value. Although the discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long term.

Given the rapidly evolving social game industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including DAUs, MAUs, MUUs, MUPs and ABPU may not be indicative of our financial performance.

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.

As of March 31, 2013, we had $696.1 million of goodwill, intangible assets and other long-lived assets. If our market capitalization continues to decline below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. For more information, see Note 5 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•	in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions; and

•

liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. For more information, see Note 5 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our casino-themed games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. We have recently expanded our business to include RMG and announced our first real money online poker and casino games offerings in the United Kingdom through an agreement with bwin.party. We also recently filed an Application for a Preliminary Finding of Suitability with the Nevada Gaming Control Board. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions.

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

Failure in pursuing or executing new business initiatives, including RMG, could have a material adverse impact on our business and future growth.*

Our growth strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including RMG, may adversely affect our reputation, business, financial condition and results of operations. We believe RMG could have risks that are different than those associated with other new initiatives. In particular, RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with RMG we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

If we are unable to maintain a good relationship with our RMG partners, our RMG efforts may not be successful. If we or our partners operate our RMG games in a negative manner, if players are less satisfied than expected with the games provided or if we or our partners fail to comply with regulatory requirements, our brand and reputation could be adversely affected and we may lose players, which could adversely impact our business. We do not know whether we will be successful in converting our current players or attracting new players to our RMG games. If an insufficient number of our current players play our RMG games, or we cannot attract new players, we may not realize the anticipated benefits of this line of business and we may curtail our efforts in the RMG market.

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

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 61% of the total voting power of our outstanding capital stock as of March 31, 2013. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2012 and March 31, 2013, the stock price of our Class A common stock has ranged from $2.09 to $13.15. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters’ included in Note 12 —“Commitments and Contingencies” in the notes to the consolidated financial statements. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

On October 24, 2012, we announced that our Board authorized a stock repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

All of our stock repurchases were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. During the three months ended March 31, 2013, we had repurchased an aggregate of 1.0 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.43 per share for a total of $2.4 million. The remaining amount available for the repurchase of our Class A common stock was $185.7 million as of March 31, 2013.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on May 1, 2013.

ZYNGA INC.

By:	/s/ Mark Vranesh
Mark Vranesh Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate.	S-1/A	333-175298	4.1	11/4/2011

10.1+	Form of Performance Cash Bonus Award Agreement under the Zynga Inc. 2011 Equity Incentive Plan.	8-K	001-35375	10.1	4/4/2013

10.2+	2013 Executive Compensation Arrangements.	8-K	001-35375	N/A	4/4/2013

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.