Form 10-Q
period 2013-06-30
ZYNGA INC
filed 2013-08-01
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☑

As of July 15, 2013, there were 620,966,387 shares of the Registrant’s Class A common stock outstanding, 162,861,476 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	the timing and success of our transition away from Facebook Credits and adoption of Facebook’s local currency-based payments model;

•	our ability to launch successful new games and hit games for web and mobile generally and in a timely matter;

•	sustaining and expanding our franchise games;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our ability to expand our offerings across several game genres;

•	expanding our network, including creating and building a mobile network on multiple platforms and across multiple devices and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	our ability to launch successful games, including invest & express games, on mobile;

•	our ability to successfully acquire and integrate companies and assets;

•	our plans and opportunities in real money gaming and agreement with bwin.party;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players and increasing the monetization of our player base;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities, including real money gaming;

•	our ability to rationalize our product pipeline, reduce marketing and technology expenditures and consolidate certain facilities;

•	our cost reduction plans and estimated savings and charges;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	our ability to prevent credit card fraud and security breaches;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Factors that could cause or contribute to such differences include, but are not limited to, those described in the section titled “Risk Factors.” We undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$217,332	$385,949
Marketable securities	897,935	898,821
Accounts receivable, net of allowance of $0 and $160 at June 30, 2013 and December 31, 2012 respectively	73,564	106,327
Income tax receivable	5,835	5,607
Deferred tax assets	18,981	30,122
Restricted cash	3,549	28,152
Other current assets	28,714	29,392

Total current assets	1,245,910	1,484,370
Long-term marketable securities	417,655	367,543
Goodwill	228,079	208,955
Other intangible assets, net	33,807	33,663
Property and equipment, net	413,344	466,074
Other long-term assets	17,064	15,715

Total assets	$2,355,859	$2,576,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,654	$23,298
Other current liabilities	89,321	146,883
Deferred revenue	262,213	338,964

Total current liabilities	373,188	509,145
Long-term debt	—	100,000
Deferred revenue	7,861	8,041
Deferred tax liabilities	—	24,584
Other non-current liabilities	112,810	109,047

Total liabilities	493,859	750,817
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital—authorized shares:
2,020,517; shares outstanding: 802,674 (Class A, 619,047, Class B, 163,110, Class C, 20,517) as of June 30, 2013 and 779,250 (Class A, 589,100, Class B, 169,633, Class C, 20,517) as of December 31, 2012	2,776,854	2,725,605
Treasury stock	—	(295,113)
Accumulated other comprehensive income (loss)	(1,911)	(1,447)
Accumulated deficit	(912,943)	(603,542)

Total stockholders’ equity	1,862,000	1,825,503

Total liabilities and stockholders’ equity	$2,355,859	$2,576,320

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Online game	$203,326	$291,548	$432,892	$584,328
Advertising	27,409	40,945	61,432	69,137

Total revenue	230,735	332,493	494,324	653,465
Costs and expenses:
Cost of revenue	61,077	94,841	130,471	184,963
Research and development	124,322	171,316	253,503	358,192
Sales and marketing	31,163	56,055	58,470	112,892
General and administrative	44,541	48,730	87,181	121,445

Total costs and expenses	261,103	370,942	529,625	777,492
Income (loss) from operations	(30,368)	(38,449)	(35,301)	(124,027)
Interest income	1,105	1,084	2,268	2,375
Other income (expense), net	(4,531)	21,250	(5,394)	20,108

Income (loss) before income taxes	(33,794)	(16,115)	(38,427)	(101,544)
(Provision for) benefit from income taxes	17,989	(6,696)	26,755	(6,618)

Net loss	$(15,805)	$(22,811)	$(11,672)	$(108,162)

Net loss per share attributable to common stockholders
Basic	$(0.02)	$(0.03)	$(0.01)	$(0.15)

Diluted	$(0.02)	$(0.03)	$(0.01)	$(0.15)

Weighted average common shares used to compute net loss per share attributable to common stockholders:
Basic	793,541	730,510	786,784	718,554

Diluted	793,541	730,510	786,784	718,554

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(15,805)	$(22,811)	$(11,672)	$(108,162)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(617)	(374)	(1,459)	(253)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(1,121)	(148)	(1,428)	5
Net change on unrealized gains (losses) on derivative instruments	2,059	—	2,423	—

Other comprehensive income (loss):	321	(522)	(464)	(248)

Comprehensive income (loss):	$(15,484)	$(23,333)	$(12,136)	$(108,410)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(11,672)	$(108,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,919	68,605
Stock-based expense	55,810	229,307
(Gain) loss from sales of investments, assets and other, net	4,932	(398)
Net gain on termination of lease and purchase of building	—	(19,886)
Tax benefits from stock-based awards	(10,617)	5,210
Excess tax benefits from stock-based awards	10,617	(5,210)
Accretion and amortization on marketable securities	9,585	7,129
Deferred income taxes	(16,500)	(7,540)
Changes in operating assets and liabilities:
Accounts receivable, net	32,909	24,754
Income tax receivable	(228)	14,169
Other assets	4,527	(9,545)
Accounts payable	(1,644)	(9,389)
Deferred revenue	(76,931)	(22,713)
Other liabilities	(37,907)	(20,490)

Net cash provided by operating activities	25,800	145,841

Investing activities:
Purchases of marketable securities	(623,717)	(1,238,115)
Sales of marketable securities	146,123	80,098
Maturities of marketable securities	415,161	274,076
Purchase of corporate headquarters building	—	(233,700)
Acquisition of property and equipment	(6,290)	(77,915)
Business acquisition, net of cash acquired	(18,054)	(192,764)
Restricted cash	227	6,536
Other investing activities, net	(661)	(2,256)

Net cash provided by (used in) investing activities	(87,211)	(1,384,040)

Financing activities:
Proceeds from debt, net of issuance costs	—	99,780
Taxes paid related to net share settlement of equity awards	(667)	(25,090)
Repurchases of common stock	(2,432)	—
Proceeds from exercise of stock options	3,618	12,029
Proceeds from employee stock purchase plan	3,506	—
Excess tax benefits from stock-based awards	(10,617)	5,210
Repayment of debt	(100,000)	—

	(106,592)	91,929

Effect of exchange rate changes on cash and cash equivalents	(614)	(93)
Net increase (decrease) in cash and cash equivalents	(168,617)	(1,146,363)
Cash and cash equivalents, beginning of period	385,949	1,582,343

Cash and cash equivalents, end of period	$217,332	$435,980

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

In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment in the first quarter of 2014. We do not expect our adoption of this standard to have a material impact on our financial statements.

We made the following additions to our accounting policies:

Stock Based Expense

For ZSUs granted prior to our initial public offering, and awards subject to a performance condition, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which are only, or will be only, subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

Business Combinations

In line with our growth strategy, we have completed acquisitions to expand our social games and mobile offerings, obtain employee talent, and expand into new markets. We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition, which includes the estimated acquisition date fair value of contingent consideration, to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or estimating the cost to recreate an acquired asset. If actual results are lower than estimates, we could be required to record impairment charges in the future. Acquired intangible assets are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances exist which indicate an impairment may exist.

Acquisition-related expenses and restructuring costs are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. Subsequent to the measurement period, our final determination of any acquired tax attributes’ value will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position. We record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each reporting period.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2013, the interim consolidated statements of operations and, the interim consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and the interim consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$445,676	$117	$(166)	$445,627
Corporate debt securities	849,711	221	(961)	848,971
Municipal securities	20,984	8	—	20,992

Total	$1,316,371	$346	$(1,127)	$1,315,590

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$464,517	$303	$(5)	$464,815
Corporate debt securities	795,962	524	(170)	796,316
Municipal securities	5,234	—	(1)	5,233

Total	$1,265,713	$827	$(176)	$1,266,364

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

June 30, 2013
Due within one year	$897,935
After one year through three years	417,655

Total	$1,315,590

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of June 30, 2013, we had unrealized losses of $1.1 million related to marketable securities that had a fair value of $610.6 million. As of December 31, 2012, we had unrealized losses of $0.2 million related to marketable securities that had a fair value of $417.7 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of June 30, 2013 and December 31, 2012, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities and accounts receivable. Accounts receivable, net is stated at its carrying value, which approximates fair value.

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

Contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Spooky Cool Labs LLC that is contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted future cash flows and the probability assumptions associated with such cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

Fair value is a market-based measurement that should be determined based on assumptions that knowledgeable and willing market participants would use in pricing an asset or liability. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level	1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level	2 — Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level	3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$99,913	$—	$—	$99,913
U.S. government and government agency debt securities	—	445,629	—	445,629
Corporate debt securities (1)	—	850,208	—	850,208
Municipal securities (1)	—	24,944	—	24,944

Total	$99,913	$1,320,781	$—	$1,420,694

Liabilities:

Contingent consideration	$—	$—	$10,790	$10,790

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$226,993	$—	$—	$226,993
U.S. government and government agency debt securities	—	464,815	—	464,815
Corporate debt securities (1)	—	818,167	—	818,167
Municipal securities (1)	—	5,234	—	5,234

Total	$226,993	$1,288,216	$—	$1,515,209

Liabilities:

Interest rate swap agreements	$—	$2,423	$—	$2,423

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Computer equipment	$261,300	$294,208
Software	27,217	28,594
Land	89,130	89,130
Building	192,350	190,931
Furniture and fixtures	12,802	13,959
Leasehold improvements	16,512	20,383

	599,311	637,205
Less accumulated depreciation	(185,967)	(171,131)

Total property and equipment, net	$413,344	$466,074

5. Acquisitions

On June 19, 2013, we acquired Spooky Cool Labs LLC, a provider of social games that we plan to use to release new social casino titles, for purchase consideration of approximately $30.6 million, which consisted of cash paid of $19.8 million and contingent consideration with a fair value of $10.8 million as of June 30, 2013. The contingent consideration may be payable based on the achievement of certain future performance targets during the two year period following the acquisition date and could be up to $100 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3 – Fair Value.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired from Spooky Cool Labs (in thousands, unaudited):

Total
Developed technology, useful life of 3 years	$7,500
Net tangible assets acquired (liabilities assumed)	2,612
Goodwill	20,441

Total	$30,553

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2012 to June 30, 2013 are as follows (in thousands):

Goodwill – December 31, 2012	$208,955
Additions	20,441
Foreign currency translation adjustments	(1,317)

Goodwill – June 30, 2013	$228,079

Amortization expense related to amortizable intangible assets, excluding those acquired with the purchase of our building, for the six months ended June 30, 2013 and 2012 was $7.5 million and $21.5 million, respectively. As of June 30, 2013, future amortization expense related to these intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2013	6,436
2014	10,149
2015	6,274
2016 and thereafter	1,811

Total	$24,670

7. Income Taxes

The benefit from income taxes increased by $24.7 million and $33.3 million in the three and six months ended June 30, 2013, respectively, as compared to the same period of the prior year. These increases were attributable to the tax benefit recorded in the first quarter related to the reinstatement of the federal research and development tax credit retroactive to January 1, 2012 and the tax benefit recorded in the current quarter related to changes in the estimated jurisdictional mix of earnings, partially offset by the change in the valuation allowance associated with a portion of our net deferred tax assets.

During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S for which no benefit was recorded. If and when the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Long-term Debt and Derivative Financial Instruments

In June, 2012, we entered into an agreement for a term loan of $100 million due June 30, 2017, at a variable interest rate of three month LIBOR plus 0.75 percent. Interest payments were made quarterly and the three month LIBOR reset once per quarter. The amounts borrowed were collateralized by our corporate headquarters building.

Concurrent with the execution of the loan agreement, to eliminate variability in interest payments, we entered into an interest rate swap agreement, such that the interest rate would be fixed at two percent. We designated the interest rate swap as a qualifying hedging instrument and accounted for it as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

In April 2013, we fully repaid our outstanding long-term debt of $100 million and all accrued interest. Concurrent with our repayment of the debt, we also terminated the related interest rate swap agreement. As a result, we recorded a realized loss of $2.4 million in other income (expense), net in the consolidated statements of operations.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our agreement through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of June 30, 2013, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Customer deposits	$14,788	$25,671
Accrued escrow for acquisitions	8,984	32,568
Other	65,549	88,644

Total other current liabilities	$89,321	$146,883

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued escrow from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Other liabilities include various expenses that we accrue for transaction taxes, compensation liabilities and accrued accounts payable.

10. Restructuring

During the three months ended June 30, 2013, our Board of Directors (the “Board”) authorized, and we implemented a restructuring plan that included a reduction in work force of approximately 520 employees and the closure of certain office facilities as part of an overall plan to better align our cost structure against market opportunities. As a result of this restructuring, we recorded a charge of $25.1 million in the three months ended June 2013, which is included in operating expenses in our consolidated statement of operations. The restructuring charge is composed of $22.9 million of employee severance, $1.1 million related to non-cancelable contracts, and $1.1 million of other non-cash charges, primarily related to the disposal of certain assets. This restructuring charge does not include the impact of $11.5 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded in stock-based expense. As of June 30, 2013, the Company’s restructuring related liabilities that are expected to result in future cash payouts related to the Q2 2013 restructuring were $5.4 million, including $4.1 million of employee severance and $1.3 million of non-cancelable contracts, the majority of which we expect to be paid out during Q3 2013.

11. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$(1,639)	$3,200	$294	$10,018
Research and development	15,888	65,246	36,788	143,392
Sales and marketing	3,973	12,218	5,386	25,133
General and administrative	7,666	14,792	13,342	50,764

Total stock-based expense	$25,888	$95,456	$55,810	$229,307

The following table shows stock option activity for the six months ended June 30, 2013 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2012	80,819	$1.52	$100,225	7.43
Granted	—	—
Forfeited and cancelled	(7,748)	2.49
Exercised	(11,301)	0.32

Balance as of June 30, 2013	61,770	$1.62	$89,656	6.73

The following table shows a summary of ZSU activity for the six months ended June 30, 2013 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2012	56,648	$9.56	$133,690
Granted	45,869	3.21
Vested	(13,778)	9.36
Forfeited and cancelled	(15,738)	7.98

Unvested as of June 30, 2013	73,001	$5.95	$202,943

Shares granted above include approximately 17.4 million performance-based ZSUs as part of our executive compensation plan with vesting that is dependent on the achievement of certain 2013 annual performance metrics, in addition to the passage of time, and we expensed $6.1 million in this period based on our current assessment of the most likely outcomes for these annual metrics.

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2013 (in thousands):

	Foreign currency translation	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on derivative instruments	Total
Balance as of March 31, 2013	$(516)	$343	$(2,059)	$(2,232)
Other comprehensive income before reclassifications	(614)	(1,088)	(379)	(2,081)
Amounts reclassified from accumulated other comprehensive income	—	(36)	2,438	2,402

Net current-period other comprehensive income	(614)	(1,124)	2,059	321

Balance as of June 30, 2013	$(1,130)	$(781)	$—	$(1,911)

	Foreign currency translation	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on derivative instruments	Total
Balance as of December 31, 2012	$327	$649	$(2,423)	$(1,447)
Other comprehensive income before reclassifications	(1,457)	(1,391)	(15)	(2,863)
Amounts reclassified from accumulated other comprehensive income	—	(39)	2,438	2,399

Net current-period other comprehensive income	(1,457)	(1,430)	2,423	(464)

Balance as of June 30, 2013	$(1,130)	$(781)	$—	$(1,911)

In October 2012, our Board authorized a program for the repurchase of our common stock in an amount of up to $200 million. During the six months ended June 30, 2013, we repurchased approximately 1.0 million shares of our common stock for $2.4 million under our 2012 program, and as of June 30, 2013, the remaining authorized amount of stock repurchases that may be made under the program was $185.7 million.

During the three months ended March 31, 2013, our Board approved the retirement of our treasury stock, approximately 31.3 million shares. Accordingly, we reclassified our treasury stock balance of $297.6 million, as a reduction to retained earnings.

12. Net Income (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2013			2012
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss)	$(12,161)	$(3,235)	$(409)	$(10,188)	$(11,982)	$(641)
Weighted-average common shares outstanding	610,622	162,402	20,517	326,274	383,719	20,517

Basic net income (loss) per share	$(0.02)	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.03)

DILUTED:
Net income (loss)	$(12,161)	$(3,235)	$(409)	$(10,188)	$(11,982)	$(641)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(409)	—	—	(641)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(3,235)	—	—	(11,982)	—	—

Net income (loss) attributable to common stockholders-diluted	$(15,805)	$(3,235)	$(409)	$(22,811)	$(11,982)	$(641)

Weighted-average common shares outstanding-basic	610,622	162,402	20,517	326,274	383,719	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	162,402	—	—	383,719	—	—

Weighted-average common shares outstanding-diluted	793,541	162,402	20,517	730,510	383,719	20,517

Diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.03)

	Six Months Ended June 30,
	2013			2012
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss)	$(8,939)	$(2,429)	$(304)	$(34,048)	$(71,026)	$(3,088)
Weighted-average common shares outstanding	602,501	163,766	20,517	226,188	471,849	20,517

Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.15)	$(0.15)	$(0.15)

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(8,939)	$(2,429)	$(304)	$(34,048)	$(71,026)	$(3,088)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(304)	—	—	(3,088)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(2,429)	—	—	(71,026)	—	—

Net income (loss) attributable to common stockholders-diluted	$(11,672)	$(2,429)	$(304)	$(108,162)	$(71,026)	$(3,088)

Weighted-average common shares outstanding-basic	602,501	163,766	20,517	226,188	471,849	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	163,766	—	—	471,849	—	—

Weighted-average common shares outstanding-diluted	786,784	163,766	20,517	718,554	471,849	20,517

Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.15)	$(0.15)	$(0.15)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	64,241	85,407	68,533	92,933
Warrants	695	695	695	695
Restricted shares	5,224	16,082	5,510	18,300
ZSUs	64,597	50,762	60,577	60,707

Total	134,757	152,946	135,315	172,635

13. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of June 30, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$16,893
2014	33,325
2015	30,589
2016	24,907
2017	15,355
2018 and thereafter	45,981

$167,050

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3:12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations were filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation, Lead Case No. 12-cv-04007-JSW. On January 23, 2013, the court entered an order appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. On April 3, 2013, the lead plaintiff and another named plaintiff filed a consolidated complaint. The consolidated complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between December 16, 2011 and July 25, 2012. The consolidated complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The defendants’ motions to dismiss were filed on May 31, 2013, and a hearing on the motions is scheduled for August 30, 2013.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with a March 28, 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a demurrer and motion to stay the action, and a hearing on the demurrer and motion is scheduled for August 2, 2013.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in a March 28, 2012 secondary offering. The defendants removed the case to the United States District Court for the District of Delaware on May 10, 2013. On June 3, 2013, the plaintiff filed a motion for remand. On June 17, 2013, the defendants filed a motion to dismiss and opposition to plaintiff’s motion to remand. The court has not yet scheduled a hearing on these motions.

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

On February 10, 2012, an action entitled Personalized Media Communications, LLC v. Zynga Inc., Case No. 2:12-cv-68 was filed against the Company in the United States District Court for the Eastern District of Texas. The plaintiff alleges infringement of four patents by 39 games and seeks an undisclosed amount of damages. On January 25, 2013, the court denied the Company’s motion to transfer the action to the Northern District of California. The matter is scheduled to be called for trial on November 4, 2013. Discovery is ongoing and the parties are awaiting patent claim construction. The Company believes it has meritorious defenses and will vigorously defend this action. Given that the patent claims have not yet been construed and the Company’s defenses have not yet been heard, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any. In addition, in February 2013, the Company filed four petitions for inter partes review in the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “PTA Board”). The petitions ask the PTA Board to review all asserted claims for the four patents that are the subject of the pending litigation action and, based on the referenced prior art, determine them to be invalid. On July 25, 2013, the PTA Board issued decisions authorizing the institution of the Company’s requested inter partes reviews, entered a Scheduling Order, and set oral arguments for April 22, 2014.

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

14. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$138,086	$200,180	$294,337	$396,635
All other countries (1)	92,649	132,313	199,987	256,830

Total revenue	$230,735	$332,493	$494,324	$653,465

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	June 30, 2013	December 31, 2012
United States	$408,261	$459,906
All other countries	5,083	6,168

Total property and equipment, net	$413,344	$466,074

15. Subsequent Events

New Chief Executive Officer

On July 8, 2013, Don A. Mattrick commenced his employment with Zynga as its Chief Executive Officer and a member of the Board. In conjunction with his employment, the Board granted Mr. Mattrick 10.7 million ZSUs and 7.4 million stock options on July 15, 2013. Of these equity instruments, 8.9 million of the ZSUs will vest over a period of three years; the remaining 1.8 million ZSUs and 7.4 million stock options will vest over a period of five years.

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

Overview

We are a leading online social game developer with approximately 187 million average MAUs for the three months ended June 30, 2013. We have launched some of the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising.

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

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform and expect to continue to do so for the foreseeable future. For example, for the three months ended June 30, 2013 and 2012, we estimate that 68% and 80% of our bookings, respectively, were generated through the Facebook platform, while 27% and 19% of our bookings, respectively, were generated through mobile platforms. For the three months ended June 30, 2013 and 2012, we estimate that 76% and 87% of our revenue, respectively, was generated through the Facebook platform, while 23% and 12% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. We expect to fully transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the third quarter of 2013.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Revenue to Bookings:
Revenue	$230,735	$332,493	$494,324	$653,465
Change in deferred revenue	(43,157)	(30,905)	(76,931)	(22,713)

Bookings	$187,578	$301,588	$417,393	$630,752

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for (provision for) / benefit from income taxes; other income (expense), net; interest income; gain (loss) from legal settlements; restructuring expense; depreciation and amortization; stock-based expense and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Net Income (Loss) to Adjusted
EBITDA:
Net income (loss)	$(15,805)	$(22,811)	$(11,672)	$(108,162)
(Provision for) benefit from income taxes	(17,989)	6,696	(26,755)	6,618
Other income (expense), net	4,531	(21,250)	5,394	(20,108)
Interest income (expense), net	(1,105)	(1,084)	(2,268)	(2,375)
Restructuring expense, net	25,089	—	30,548	—
Legal settlements	—	—	—	889
Depreciation and amortization	30,858	39,207	62,919	68,605
Stock-based expense	25,888	95,456	55,810	229,307
Change in deferred revenue	(43,157)	(30,905)	(76,931)	(22,713)

Adjusted EBITDA	$8,310	$65,309	$37,045	$152,061

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•

adjusted EBITDA does not include other income expense (net), which includes foreign exchange gains and losses and interest income, and the net gain on the termination of our lease and the purchase of our corporate headquarters building;

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(users and payers in millions)
Average DAUs	39	72	46	69
Average MAUs	187	306	220	299
Average MUUs	123	192	136	187
Average MUPs	1.9	4.1	2.2	3.8
ABPU	$0.053	$0.046	$0.051	$0.051

The decreases in DAUs, MAUs, MUUs and MUPs for the three months ended June 30, 2013 as compared to same periods of the prior year was the result of a decline in users from our games, primarily Draw Something, a game we acquired through the OMGPOP acquisition in the second quarter of 2012.

The decreases in DAUs, MAUs and MUUs for the six months ended June 30, 2013 as compared to same periods of the prior year was the result of declines in our existing games that were not offset by users playing new games launched in late 2012 or 2013.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012
Average monthly unique payer bookings (in thousands) (1)	$50,657	$64,028	$72,867	$71,760	$86,282
Average MUPs (in millions)	1.9	2.5	2.9	2.9	4.1
Monthly unique payer bookings per MUP (2)	$26	$26	$25	$25	$21

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Monthly unique payer bookings and average MUP both declined in the three months ended June 30, 2013, when compared to the three months ended March 31, 2013, consistent with our overall decline in user base. Monthly unique payer bookings per MUP was flat in the three months ended June 30, 2013, when compared to the three months ended March 31, 2013, as we were able to monetize our paying user base at the same rate as the previous three months.

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

Recent Developments

Changes in Executive Team and Board of Directors. In July 2013, subsequent to approval and appointment by the Board of Directors of the Company, Don A. Mattrick replaced Mark Pincus as Chief Executive Officer and was appointed as a director of the Company. Mr. Pincus continues to serve as Chairman of the Board and Chief Product Officer of the Company. Additionally, Mr. Pincus and Mr. Mattrick were appointed to a new committee of the Board, the Executive Committee, which serves as an administrative committee of the Board to facilitate approval of certain corporate actions in the intervals between full meetings of the Board. Subject to certain limitations set forth in its charter, the Executive Committee will serve to manage the operations and affairs of the Company between Board meetings, and will report to the full Board.

In the second quarter of 2013, Owen Van Natta resigned from his position as a director of the Company. Prior to his resignation, Mr. Van Natta was a member of the Mergers and Acquisition Committee of the Board.

Acquisition of Spooky Cool Labs. In the second quarter of 2013, we acquired Spooky Cool Labs LLC, a provider of social casino games, for mobile and web platforms, for purchase consideration of approximately $30.6 million in cash and contingent consideration. We acquired Spooky Cool Labs to expand our footprint in the social casino games space.

Game Launches. In the second quarter of 2013, we launched six games. On web platforms, we launched Hidden Shadows, and for mobile platforms, we launched War of the Fallen, Draw Something 2, Battlestone, Solstice Arena and Running with Friends.

Q2 2013 Restructuring. In the second quarter of 2013, we implemented a restructuring plan that included a reduction in work force of approximately 520 employees and the closure of certain offices as part of an overall plan to reduce the Company’s long term cost structure.

Real Money Gaming. During 2012, we expanded our efforts into RMG markets by entering into an agreement with bwin.party to offer RMG products in the United Kingdom and filing an application for Preliminary Finding of Suitability with the Nevada Gaming Control Board. In the second quarter of 2013, we launched our first RMG offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom through our agreement with bwin.party. While we continue to evaluate our RMG products in the United Kingdom test, in July 2013, we decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions in order to focus our resources and priorities against the growing market in free, social gaming, including social casino offerings.

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

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new games and the release of fresh content and new features in existing games. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games, in particular many of our existing web games, tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.046 in the three months ended June 30, 2012 to $0.053 in the three months ended June 30, 2013, due to many of the players accounting for the decline in DAU not being paying players contributing to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively, on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

We entered into an agreement with bwin.party to offer RMG products in the United Kingdom and in the second quarter of 2013, we launched our first RMG offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom. However, we are evaluating our RMG products in the United Kingdom to determine whether or not they are on strategy and aligned with our near term market opportunities and priorities.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. During the first six months of 2013, in addition to experiencing employee attrition, we also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	26	29	26	28
Research and development	54	52	51	55
Sales and marketing	14	17	12	17
General and administrative	19	14	18	19

Total costs and expenses	113	112	107	119

Income (loss) from operations	(13)	(12)	(7)	(19)
Interest income	—	—	—	—

Other income (expense), net	(2)	6	(1)	3

Income (loss) before income taxes	(15)	(6)	(8)	(16)
(Provision for) / benefit from income taxes	8	(1)	5	(1)

Net income (loss)	(7)%	(7)%	(3)%	(17)%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$203,326	$291,548	(30%)	$432,892	$584,328	(26%)
Advertising	27,409	40,945	(33%)	61,432	69,137	(11%)

Total revenue	$230,735	$332,493	(31%)	$494,324	$653,465	(24%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenue decreased $101.8 million in the second quarter of 2013, as compared to the same period of the prior year. Bookings decreased by $114.0 million in the second quarter of 2013, as compared to the same period of the prior year. ABPU increased from $0.046 to $0.053 in the second quarter of 2013, as compared to the same period of the prior year, while average DAUs decreased from 72 million in the second quarter of 2012 to 39 million in the second quarter of 2013.

Online game revenue decreased $88.2 million in the second quarter of 2013, as compared to the same period of the prior year. This decrease is partially attributable to online game revenue from FarmVille, CityVille and FrontierVille decreasing by $50.6 million, $29.1 million, and $14.1 million, respectively. The decreases in online game revenue from FarmVille, CityVille and FrontierVille were due to an overall decline in bookings in these games. The decreases in online game revenue were partially offset by increases in online game revenue of $30.3 million and $13.8 million from FarmVille 2 and ChefVille, respectively, which were the result of the launch of these games in September 2012 and August 2012, respectively. All other games, in aggregate, accounted for the remaining offsetting decrease in online game revenue of $38.5 million for the second quarter of 2013.

International revenue as a percentage of total revenue accounted for 40% in both the second quarter of 2013 and 2012.

In the three months ended June 30, 2013, Zynga Poker, FarmVille and FarmVille 2 were our top revenue-generating games and comprised 20%, 16% and 15% respectively, of our online game revenue for the period. In the three months ended June 30, 2012, FarmVille, Zynga Poker and CityVille were our top revenue-generating games and comprised 29%, 18%, and 13%, respectively, of our online game revenue. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 28% of online game revenue in both the second quarter of 2013 and 2012. Durable virtual goods accounted for 72% of online game revenue in both the second quarter of 2013 and 2012. The estimated weighted-average life of durable virtual goods was 13 months and 12 months for the second quarter of 2013 and 2012, respectively.

Advertising revenue decreased $13.5 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due to a $7.5 million decrease in in-game display ads, a $4.1 million decrease in in-game sponsorship revenue, and a $1.8 million decrease in in-game offers, engagement ads and other advertising revenue.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total revenue decreased $159.1 million in the six months ended June 30, 2013, as compared to the same period of the prior year. Bookings decreased by $213.4 million in the six months ended June 30, 2013 as compared to the same period of the prior year. ABPU remained unchanged at $0.051 for the six months ended June 30, 2012 and the six months ended June 30, 2013. DAUs decreased from 69 million for the six months ended June 30, 2012 to 46 million for the six months ended June 30, 2013.

Online game revenue decreased $151.4 million in the six months ended June 30, 2013 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from Farmville, Cityville and FrontierVille in the amounts of $99.7 million, $64.4 million and $35.8 million respectively. The decreases in online game revenue from these three games were the result of lower bookings for each of these games due to the overall decay rate in these games. These decreases were partially offset by higher revenues in FarmVille 2 and ChefVille, in the amounts of $50.7 million and $24.3 million respectively, which were the result of the launch of these games in September 2012 and August 2012, respectively. All other games accounted for the remaining net increase of $26.5 million.

International revenue as a percentage of total revenue accounted for 40% and 39% in the six months ended June 30, 2013 and 2012, respectively.

In the six months ended June 30, 2013, Zynga Poker, FarmVille, and FarmVille 2, were our top revenue-generating games and comprised 21%, 16% and 12%, respectively, of our online game revenue for the period. In the six months ended June 30, 2012, FarmVille, Zynga Poker, and CityVille, were our top revenue-generating games and comprised 29%, 17%, and 15%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these six month periods.

Consumable virtual goods accounted for 29% of online game revenue in both the six months ended June 30, 2013 and 2012. Durable virtual goods accounted for 71% of online game revenue in both the six months ended June 30, 2013 and 2012. The estimated weighted-average life of durable virtual goods was 13 months in both the six months ended June 30, 2013 and June 30, 2012. In addition, changes in our estimated average life of durable virtual goods during the six months ended June 30, 2013 for various games resulted in an increase in revenue of $2.4 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $21.6 million.

Advertising revenue decreased $7.7 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, due to a $5.4 million decrease in in-game sponsorship revenue, a $3.5 million decrease in licensing revenue, a $2.4 million decrease in in-game offers, engagement ads and other advertising revenue, partially offset by a $3.6 million increase in in-game display advertising.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Cost of revenue	$61,077	$94,841	(36%)	$130,471	$184,963	(29%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Cost of revenue decreased $33.8 million in the second quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease in third party hosting expense of $12.4 million, a decrease in depreciation and amortization expense of $7.8 million, a decrease in third party customer service expense of $7.1 million and a decrease in stock-based expense of $4.8 million in the second quarter of 2013 as compared to the same period of the prior year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Cost of revenue decreased $54.5 million in the six months ended June 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease in third party hosting expense of $25.1 million, a decrease in third party customer service expense of $10.5 million, a decrease in stock-based expense of $9.7 million and a decrease in depreciation and amortization expense of $6.3 million in the six months ended June 30, 2013 as compared to the same period of the prior year.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Research and development	$124,322	$171,316	(27%)	$253,503	$358,192	(29%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Research and development expenses decreased $47.0 million in the second quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $49.4 million decrease in stock-based expense, and a decrease of $11.7 million in headcount-related expenses. These decreases were partially offset by restructuring expense of $19.8 million recognized in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Research and development expenses decreased $104.7 million in the six months ended June 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $106.6 million decrease in stock-based expense, and a decrease of $15.7 million in headcount-related expenses. These decreases were partially offset by restructuring expense of $23.2 million recognized in 2013.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Sales and marketing	$31,163	$56,055	(44%)	$58,470	$112,892	(48%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Sales and marketing expenses decreased $24.9 million in the second quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $14.9 million decrease in marketing expense due to fewer game launches, $8.2 million decrease in stock-based expenses, partially offset by restructuring expense of $1.0 million recognized in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Sales and marketing expenses decreased $54.4 million in the six months ended June 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $29.5 million decrease in marketing costs due to fewer game launches, a $19.7 million decrease in stock-based expense and a decrease of $2.7 million in headcount-related expenses.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
General and administrative	$44,541	$48,730	(9%)	$87,181	$121,445	(28%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

General and administrative expense decreased $4.2 million in the second quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $7.1 million in stock-based expense, partially offset by restructuring expense of $3.4 million recognized in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

General and administrative expenses decreased $34.3 million in the six months ended June 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $37.4 million in stock-based expense and a decrease of $6.4 million in headcount-related expenses. These decreases were partially offset by restructuring expense of $5.3 million recognized in 2013.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(4,531)	$21,250	N/M	$(5,394)	$20,108	N/M

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Other income (expense), net decreased by $26 million in the second quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable the recognition of a net gain of $19.9 million from the termination of our lease and purchase of our corporate headquarters in 2012. In addition, we recognized a $2.4 million loss during three months ended June 30, 2013 as a result of the termination of our interest rate swap.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Other income (expense), net decreased $26 million in the six months ended June 30,2013 as compared to the same period of the prior year. The decrease was primarily attributable to the $19.9 million net gain recognized from the termination of our lease and purchase of our corporate headquarters in 2012. In addition, we recognized a $2.4 million loss recognized in the six months ended June 30, 2013 as a result of the termination of our interest rate swap

Provision for income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$17,989	$(6,696)	N/M	$26,755	$(6,618)	N/M

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The benefit from income taxes increased by $24.7 million in the second quarter of 2013 as compared to the same period of the prior year. This increase was attributable to the tax benefit recorded in the first quarter related to the reinstatement of the federal research and development tax credit effective January 1, 2013 and the tax benefit recorded in the current quarter related to changes in the estimated jurisdictional mix of earnings, partially offset by the change in the valuation allowance associated with a portion of our net deferred tax assets.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The benefit from income taxes increased by $33.3 million in the six months ended June 30, 2013 as compared to the same period of the prior year. This increase was attributable to the tax benefit recorded in the first quarter related to the reinstatement of the federal research and development tax credit effective January 1, 2013 and the tax benefit recorded in the current quarter related to changes in the estimated jurisdictional mix of earnings, partially offset by the change in the valuation allowance associated with a portion of our net deferred tax assets

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$6,290	$311,615
Depreciation and amortization	62,919	68,605
Cash flows provided by operating activities	25,800	145,841
Cash flows (used in) investing activities	(87,211)	(1,384,040)
Cash flows (used in) provided by financing activities	(106,592)	91,929

As of June 30, 2013, we had cash, cash equivalents and marketable securities of approximately $1.53 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2013, we expect to make capital expenditures of up to $25 million.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of June 30, 2013, we had repurchased $14.3 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $185.7 million. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors.

Operating Activities

Operating activities provided $25.8 million of cash during the six months ended June 30, 2013, when our net loss of $11.6 million is adjusted to exclude non-cash items. Significant non-cash items included depreciation and amortization of $62.9 million and stock-based expense of $55.8 million. Changes in our operating assets and liabilities used $79.2 million in cash for the six months ended June 30, 2013 primarily due to decrease in deferred revenue and other liabilities, offset by a decrease in accounts receivable.

Investing Activities

Investing activities used $87.2 million during the six months ended June 30, 2013. The primary outflows of cash were approximately $18.1 million for our acquisition of Spooky Cool Labs , net of acquired cash, and $623.7 million related to the purchase of marketable securities. To offset some of these outflows, we had cash inflows of $561.3 million related to the sales and maturities of marketable securities.

Financing Activities

Financing activities used approximately $106.6 million during the six months ended June 30, 2013. The primary outflows of cash were the repayment of $100.0 million in debt and excess tax benefits from stock-based awards of $10.6 million. These outflows of cash were partially offset by approximately $7.1 million of cash receipts from employee exercises of stock options and employee participation in our employee stock purchase plan.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our agreement through 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. As of June 30, 2013, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the second quarter of 2013 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of June 30, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$16,893
2014	33,325
2015	30,589
2016	24,907
2017	15,355
2018 and thereafter	45,981

$167,050

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

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates. In addition, we made the following addition to our critical accounting policies:

Stock-Based Expense

For ZSUs granted prior to our initial public offering, and awards subject to a performance condition, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which are only, or will only be, subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

Business Combinations

In line with our growth strategy, we have completed acquisitions to expand our social games and mobile offerings, obtain employee talent, and expand into new markets. We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition, which includes the estimated acquisition date fair value of contingent consideration, to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or estimating the cost to recreate an acquired asset. If actual results are lower than estimates, we could be required to record impairment charges in the future. Acquired intangible assets are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances exist which indicate an impairment may exist.

Acquisition-related expenses and restructuring costs are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. Subsequent to the measurement period, our final determination of any acquired tax attributes’ value will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position. We record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each reporting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 13 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2013.

Risks Related to Our Business and Industry

If Facebook changes its standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.*

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (68% in the three months ended June 30, 2013) and revenue (76% in the three months ended June 30, 2013) and acquired substantially all of our players through Facebook. We expect to continue to derive a significant portion of our bookings and revenue from the Facebook platform for the foreseeable future. Except for the addenda described below, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. Facebook will continue to retain 30% of the stated price for transactions on their platform under the terms of their new payments program. We expect to fully transition away from Facebook Credits and to adopt Facebook’s local currency-based payments model in the third quarter of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, the With Friends Network) will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we are limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote the With Friends Network. This may limit our ability to reach Facebook users from the With Friends Network and may limit the number of players that use the With Friends Network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We are now prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook, subject to limited exceptions. Moreover, as a result of the amended terms of service, we are no longer permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

Since March 31, 2013, we are no longer obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits or local-currency based payments) on any such Zynga game pages. We have the right to process our own payments, and Facebook no longer has the right to receive 30% of the proceeds from payments made on the With Friends Network.

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

The addenda, including our recent amendments, with Facebook will each expire in 2015. Our current agreements with Facebook allow our users to use Zynga/Facebook co-branded game cards for the redemption of Facebook Credits and also allows for our own Zynga game cards, which were previously printed and delivered to our distributors and retailers, to continue to be sold to game players until all such cards are sold. We do not plan to print and sell more of our own cards for redemption on the Facebook platform, however since March 31, 2013, we have the right to sell our own game cards on other platforms, including on the With Friends Network.

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

In addition, we have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users or other factors cause its user base to stop growing or shrink, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective, or available at all. Additionally, if Facebook’s user base transitions from Facebook’s traditional platform to mobile devices, our efforts may not be successful in converting those mobile users to consumers of our mobile and multi-platform offerings.

As noted above, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform or across platforms other than Facebook. For instance, beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. In addition, starting in April 2011, Facebook’s policy requiring that applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users, provided Facebook with a greater share of payments made by our players than it did when other payment options were allowed. Although our current agreements with Facebook allow our users to use Zynga-branded game cards for the redemption of Facebook Credits in our games on Facebook until all such existing game cards are sold, our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

Our revenue, bookings and operating margins may decline.

The industry in which we operate is highly competitive and rapidly changing, which relies heavily on successful product launches and compelling content, products and services, and as such, if we fail to deliver such content, products and services or do not execute our strategy successfully, our revenue and bookings may decline. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business. Further, the increased stock-based expense associated with restricted stock units (“ZSUs”) issued to our directors, employees and consultants, which we had not recognized prior to our initial public offering, will also exert downward pressure on our operating margin. We expect to continue to expend substantial financial and other resources on game development, including mobile games, the expansion of the With Friends Network, international expansion and our network infrastructure. Our operating costs will increase if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

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

It is difficult to predict when bookings from one of our games will begin to decline, as well as the decay rate for any particular game. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

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

Our business will suffer if we are unable to continue to develop successful games for mobile platforms or successfully monetize mobile games we develop or acquire.

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

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	expand on our current mobile games;

•	effectively market new mobile and multi-platform games across multiple mobile devices to our existing web-based players and players of our current mobile games;

•	expand the With Friends Network to mobile;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for our players;

•

develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games. If we do not succeed in doing so, our business will suffer.

If our top games do not maintain their popularity, our results of operations could be harmed.

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Traditionally, bookings from existing games decline over time. For example, in the second quarter of 2013, bookings declined 18% compared to the first quarter of 2013. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

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

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	continued worldwide growth in the adoption and use of Facebook and other social networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth;

•	the transition of our players from the web to mobile devices, and our ability to effectively monetize games on mobile devices and across multiple platforms and devices; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

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

Our prospects may suffer if the With Friends Network is unsuccessful.

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

Some of our players may make sales or purchases of virtual goods used in Zynga Poker or our other games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

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

To discourage unauthorized purchases and sales of our virtual goods, we state in our terms of service that the buying or selling of virtual currency and virtual goods from unauthorized third-party sellers may result in bans from our games or legal action. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual goods from our games, particularly poker chips from Zynga Poker, outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized or fraudulent transactions will be successful.

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

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

Paying players purchase virtual goods in our games because of the perceived value of these goods which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted by Facebook’s offering of free or discounted Facebook Credits, local currency-based payments, and/or other incentives to our players, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

We rely on a small portion of our total players for nearly all of our revenue.

Compared to all players who play our games in any period, only a small portion are paying players. During the quarter ended June 30, 2013, we had approximately 1.9 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

A small number of games have generated a majority of our revenue, and we must continue to launch and enhance games that attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games, in particular many of our existing web games, tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased over the last several years. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive landscape;

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that are fun, interesting and compelling to play;

•	develop games that can build upon or become franchise games;

•	effectively market new games and enhancements to our existing players and new players;

•	minimize the launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new genres or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.*

We began operations in April 2007, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for virtual goods. We have also recently launched our first offerings in RMG and have little or no experience with RMG to date. While we continue to evaluate our RMG products in the United Kingdom, in July 2013, we decided to make the focused choice not to pursue a license for real money gaming in the United States in order to focus our resources and priorities on what we believe is our biggest opportunity, free to play social games. However, we continue to evaluate our RMG products in the United Kingdom and we will continue to evaluate all our priorities against the growing market in free, social gaming, including social casino offerings. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

During the past year, we have implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. For example, in the second quarter of 2013, we implemented a restructuring plan that included a reduction in work force of approximately 520 employees and the closure of certain office facilities as part of an overall plan to reduce our cost structure. This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.

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

If we fail to effectively manage our human resources, our business may suffer.

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

We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may negatively impact our perceived reputation and make it more difficult and more expensive to recruit new employees. The loss of talented employees or the inability to hire skilled employees as replacements could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in recruiting, retaining, and motivating our key employees to achieve a high level of success or if we do not attract new key personnel, we may be unable to (i) continue to launch new games and enhance existing games, including in each case on mobile, (ii) expand the With Friends Network, or (iii) execute our business strategy, and as a result, our business may suffer.

Our core values of focusing on our players first and acting for the long term may conflict with the short-term interests of our business.

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in late 2009 and in 2010 we reduced in-game advertising offers in order to improve player experience. This decrease in in-game offers led to a reduction of advertising revenue in 2010 as compared to 2009. In addition, in early 2013, we decided to discontinue development of certain games that were originally expected to be released and then meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that can drive long-term enterprise value. Although the discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long term. This decision to discontinue certain games could negatively impact our operating results in the short term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

If we lose the services of our Chief Executive Officer, founder, or other members of our senior management team, we may not be able to execute our business strategy.*

Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive Officer, Don A. Mattrick, and our founder, Mark Pincus, are critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Messrs. Mattrick, or Pincus or any other member of our senior management team. The loss of our Chief Executive Officer, founder, or other members of senior management could harm our business.

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

Our efforts to enter the real money gaming market may not be successful and we may choose to exit the market completely to focus on our core business.*

In October 2012, we entered into an agreement with bwin.party to develop, test and operate certain real money online poker and casino games in the United Kingdom. In the second quarter of 2013, we launched our first RMG offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom in connection with this agreement. We are evaluating our RMG products in the United Kingdom to determine whether or not they are on strategy and aligned with our near term market opportunities and priorities. We may decide these products and participation in regulated markets globally is consistent with near term market opportunities and priorities or we may decide to exit the market. We cannot assure you that our RMG products, or any products or partnerships we may launch in the future will be successful, or ultimately produce any material revenue.

We decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions in order to focus our resources and priorities on what we believe is our biggest opportunity, free to play social games. Our decision may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed. In connection with our decision to refocus on our core free to play business, we are evaluating our participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot assure you that we will be able to obtain a license in a timely fashion or that we will be able to obtain a license at all.

In addition, regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability, or the ability of any entity with which we may partner in the future, to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with RMG we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

In addition, if we or our partners operate our RMG games in a negative manner, if players are less satisfied than expected with the games provided or if we or our partners fail to comply with regulatory requirements, our reputation could be adversely affected and we may not realize the anticipated benefits of this line of business or we may lose players and we may curtail our efforts in the RMG market.

Expansion into international markets is important for our strategy, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our efforts.

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

The social game industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Rovio Mobile Ltd., Supercell Inc. and The Walt Disney Company. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Apple Inc., Google Inc. and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

As of June 30, 2013, we had $228 million of goodwill, intangible assets and other long-lived assets. If our market capitalization continues to decline below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. For more information, see Note 5 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	diversion of our management’s attention away from our business and any difficulties encountered in the integration process;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, or future prospects;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the difficulty in accurately forecasting the financial impact of an acquisition transaction, including accounting charges;

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

•

in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for a product that has not met expectations; and

•

liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our casino-themed games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. We have recently expanded our business to include RMG and launched our first real money online poker and casino games offerings in the United Kingdom through an agreement with bwin.party. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Although we are not planning to seek any direct licenses in Nevada or other jurisdictions in the U.S., our partnership with bwin.party in the United Kingdom continues and we continue to explore RMG options in regulated markets globally, which may be subject to significant regulation. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability, or the ability of any entity with which we may partner in the future, to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions.

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

Our players generally need to access the Internet and in particular Facebook and our website to play our games. Companies and governmental agencies could block access to Facebook, our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, our website or other social platforms. For example, the government of the People’s Republic of China has blocked access to Facebook in China. If companies or governmental entities block or limit access to Facebook or our website or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future strategy.

Our strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including RMG, may adversely affect our reputation, business, financial condition and results of operations. We believe RMG could have risks that are different than those associated with other new initiatives. In particular, RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability, or the ability of any entity with which we may partner in the future, to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with RMG we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

In addition, if we or our partners operate our RMG games in a negative manner, if players are less satisfied than expected with the games provided or if we or our partners fail to comply with regulatory requirements, our reputation could be adversely affected and we may not realize the anticipated benefits of this line of business or we may lose players and we may curtail our efforts in the RMG market.

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

The current U.S. administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Any changes in the U.S. taxation of our international business activities may impact our worldwide effective tax rate, our financial position and results of operations.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman and Chief Product Officer, beneficially owned approximately 60% of the total voting power of our outstanding capital stock as of June 30, 2013. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2012 and June 30, 2013, the stock price of our Class A common stock has ranged from $2.09 to $5.61. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

All of our stock repurchases were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. During the six months ended June 30, 2013, we had repurchased an aggregate of 1.0 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.43 per share for a total of $2.4 million. The remaining amount available for the repurchase of our Class A common stock was $185.7 million as of June 30, 2013.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on August 1, 2013.

ZYNGA INC.

By:	/s/ Mark Vranesh
Mark Vranesh Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Exhibit No.		Incorporated by Reference				Filed Herewith
	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate.	S-1/A	333-175298	4.1	11/4/2011

10.1	Amended and Restated Revolving Credit Agreement, dated as of July 21, 2011 and amended and restated as of June 20, 2013	8-K	001-35375	10.1	06/24/2013

10.2+	Offer Letter, dated June 30, 2013, between Zynga Inc. and Don A. Mattrick.	8-K	001-35375	10.1	07/03/2013

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.