Form 10-Q
period 2013-09-30
ZYNGA INC
filed 2013-10-31
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 15, 2013, there were 659,687,109 shares of the Registrant’s Class A common stock outstanding, 135,348,521 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	the timing and success of our transition away from Facebook Credits and adoption of Facebook’s local currency-based payments model;

•	our ability to successfully acquire and integrate companies and assets;

•	our ability to launch successful new games and hit games for web and mobile generally and in a timely matter;

•	sustaining and expanding our franchise games;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our ability to expand our offerings across several game genres;

•	expanding our network, including creating and building a mobile network on multiple platforms and across multiple devices and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	our ability to launch successful games, including invest & express games, on mobile;

•	our plans and opportunities in real money gaming and agreement with bwin.party;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players and increasing the monetization of our player base;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities, including real money gaming;

•	our ability to rationalize our product pipeline, reduce marketing and technology expenditures and consolidate certain facilities;

•	our estimated savings and charges associated with our restructuring efforts;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	our ability to prevent credit card fraud and security breaches;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$386,718	$385,949
Marketable securities	711,502	898,821
Accounts receivable, net of allowance of $0 and $160 at September 30, 2013 and December 31, 2012 respectively	66,571	106,327
Income tax receivable	6,076	5,607
Deferred tax assets	16,487	30,122
Restricted cash	3,549	28,152
Other current assets	31,090	29,392

Total current assets	1,221,993	1,484,370
Long-term marketable securities	425,714	367,543
Goodwill	228,296	208,955
Other intangible assets, net	19,747	33,663
Property and equipment, net	381,283	466,074
Other long-term assets	22,754	15,715

Total assets	$2,299,787	$2,576,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,570	$23,298
Other current liabilities	74,346	146,883
Deferred revenue	216,427	338,964

Total current liabilities	311,343	509,145
Long-term debt	—	100,000
Deferred revenue	3,173	8,041
Deferred tax liabilities	—	24,584
Other non-current liabilities	112,517	109,047

Total liabilities	427,033	750,817
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares:
2,020,517; shares outstanding: 814,166 (Class A, 658,068, Class B, 135,581, Class C, 20,517) as of September 30, 2013 and 779,250 (Class A, 589,100, Class B, 169,633, Class C, 20,517) as of December 31, 2012	2,793,282	2,725,605
Treasury stock	(6,870)	(295,113)
Accumulated other comprehensive income (loss)	(545)	(1,447)
Accumulated deficit	(913,113)	(603,542)

Total stockholders’ equity	1,872,754	1,825,503

Total liabilities and stockholders’ equity	$2,299,787	$2,576,320

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Online game	$174,370	$285,587	$607,262	$869,915
Advertising	28,210	31,050	89,642	100,187

Total revenue	202,580	316,637	696,904	970,102
Costs and expenses:
Cost of revenue	59,011	90,150	189,482	275,113
Research and development	81,023	155,609	334,526	513,801
Sales and marketing	21,170	36,586	79,640	149,478
General and administrative	34,012	35,353	121,193	156,798
Impairment of intangible assets	10,217	95,493	10,217	95,493

Total costs and expenses	205,433	413,191	735,058	1,190,683

Income (loss) from operations	(2,853)	(96,554)	(38,154)	(220,581)
Interest income	965	1,144	3,233	3,519
Other income (expense), net	929	(350)	(4,465)	19,758

Income (loss) before income taxes	(959)	(95,760)	(39,386)	(197,304)
Provision for (benefit from) income taxes	(891)	(43,035)	(27,646)	(36,417)

Net income (loss)	$(68)	$(52,725)	$(11,740)	$(160,887)

Net income (loss) per share attributable to common stockholders
Basic	$0.00	$(0.07)	$(0.01)	$(0.22)

Diluted	$0.00	$(0.07)	$(0.01)	$(0.22)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	804,129	754,862	791,032	729,184

Diluted	804,129	754,862	791,032	729,184

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(68)	$(52,725)	$(11,740)	$(160,887)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	179	689	(1,280)	436
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	1,187	978	(241)	983
Net change on unrealized gains (losses) on derivative instruments	—	(2,584)	2,423	(2,584)

Other comprehensive income (loss):	1,366	(917)	902	(1,165)

Comprehensive income (loss):	$1,298	$(53,642)	$(10,838)	$(162,052)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income (loss)	$(11,740)	$(160,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,905	108,049
Stock-based expense	65,066	267,124
(Gain) loss from sales of investments, assets and other, net	7,437	(161)
Net gain on termination of lease and purchase of building	—	(19,886)
Tax benefits from stock-based awards	(10,792)	5,680
Excess tax benefits from stock-based awards	10,792	(5,680)
Accretion and amortization on marketable securities	14,310	12,058
Deferred income taxes	(18,253)	(58,391)
Impairment of intangible assets	10,217	95,493
Changes in operating assets and liabilities:
Accounts receivable, net	39,902	35,064
Income tax receivable	(469)	11,819
Other assets	194	8,920
Accounts payable	(2,728)	(7,040)
Deferred revenue	(127,405)	(83,744)
Other liabilities	(52,494)	(32,430)

Net cash provided by (used in) operating activities	20,942	175,988

Investing activities:
Purchases of marketable securities	(821,942)	(1,527,322)
Sales of marketable securities	234,901	150,117
Maturities of marketable securities	699,418	441,698
Purchase of corporate headquarters building	—	(233,700)
Acquisition of property and equipment	(7,344)	(91,804)
Acquisition of purchased technology and other intangible assets	—	(3,193)
Business acquisition, net of cash acquired	(18,054)	(205,510)
Restricted cash	227	6,536
Other investing activities, net	228	937

Net cash provided by (used in) investing activities	87,434	(1,462,241)

Financing activities:
Proceeds from debt, net of issuance costs	—	99,780
Taxes paid related to net share settlement of equity awards	(1,031)	(26,069)
Repurchases of common stock	(9,302)	—
Proceeds from exercise of stock options	6,430	14,290
Proceeds from employee stock purchase plan	7,892	4,489
Excess tax benefits from stock-based awards	(10,792)	5,680
Repayment of debt	(100,000)	—

Net cash provided by (used in) financing activities	(106,803)	98,170

Effect of exchange rate changes on cash and cash equivalents	(804)	99
Net increase (decrease) in cash and cash equivalents	769	(1,187,984)
Cash and cash equivalents, beginning of period	385,949	1,582,343

Cash and cash equivalents, end of period	$386,718	$394,359

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets, and operates online social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Canada, Asia and Europe. We completed our initial public offering in December 2011 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

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

In 2013, we made additions to our accounting policies for stock based expense and business combinations, and updated our revenue recognition policy as it relates to our net accounting policy for online game revenue generated on Facebook, as more fully set forth below:

Stock Based Expense

For Zynga restricted stock units (“ZSUs”) granted prior to our initial public offering, and awards subject to a performance condition, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which are only, or will be only, subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

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

Revenue Recognition (Online Game)

From July 2010 through the third quarter of 2013, Facebook’s proprietary virtual currency, Facebook Credits, was the primary in-game payment method for our games played on the Facebook platform. Under the terms of our agreement with Facebook, Facebook set the price our players pay for Facebook Credits and collected the funds from the sale of Facebook Credits. Facebook’s stated face value of a Facebook Credit was $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remitted to us $0.07, which is the amount we recognized as revenue. Accordingly, we recognized revenue net of the amounts retained by Facebook related to Facebook Credits transactions because we did not set the pricing of Facebook Credits sold to the players of our games on Facebook.

In July 2013, Facebook began to transition payments made on the Facebook platform from Facebook Credits to Facebook’s local currency-based payments program. This transition is ongoing and is expected to be completed in the fourth quarter of 2013. Under the terms of our agreement, Facebook remits to us 70% of the price we request to be charged to the game player for each transaction. We recognize revenue net of the amounts retained by Facebook related to Facebook local currency-based payments because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally we do not receive information from Facebook indicating the amount of such discounts offered to our paying players or regarding the actual cash paid by our players to Facebook. Accordingly, we are unable to determine the gross amount paid by our players to Facebook.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2013, the interim consolidated statements of operations and, the interim consolidated statements of comprehensive income (loss) for the three and nine ended September 30, 2013 and 2012, and the interim consolidated statements of cash flows for the three and nine months ended September 30, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$367,542	$274	$(9)	$367,807
Corporate debt securities	751,964	348	(214)	752,098
Municipal securities	17,302	9	—	17,311

Total	$1,136,808	$631	$(223)	$1,137,216

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$464,517	$303	$(5)	$464,815
Corporate debt securities	795,962	524	(170)	796,316
Municipal securities	5,234	—	(1)	5,233

Total	$1,265,713	$827	$(176)	$1,266,364

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

September 30, 2013
Due within one year	$711,502
After one year through three years	425,714

Total	$1,137,216

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of September 30, 2013, we had unrealized losses of $0.2 million related to marketable securities that had a fair value of $287.9 million. As of December 31, 2012, we had unrealized losses of $0.2 million related to marketable securities that had a fair value of $417.7 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of September 30, 2013 and December 31, 2012, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$285,851	$—	$—	$285,851
U.S. government and government agency debt securities	—	367,807	—	367,807
Corporate debt securities (1)	—	752,098	—	752,098
Municipal securities (1)	—	17,311	—	17,311

Total	$285,851	$1,137,216	$—	$1,423,067

Liabilities:

Contingent consideration	$—	$—	$10,790	$10,790

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$226,993	$—	$—	$226,993
U.S. government and government agency debt securities	—	464,815	—	464,815
Corporate debt securities (1)	—	818,167	—	818,167
Municipal securities (1)	—	5,234	—	5,234

Total	$226,993	$1,288,216	$—	$1,515,209

Liabilities:

Interest rate swap agreements	$—	$2,423	$—	$2,423

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Computer equipment	$260,059	$294,208
Software	28,320	28,594
Land	89,130	89,130
Building	192,556	190,931
Furniture and fixtures	12,495	13,959
Leasehold improvements	13,538	20,383

	596,098	637,205
Less accumulated depreciation	(214,815)	(171,131)

Total property and equipment, net	$381,283	$466,074

In the third quarter of 2013, we changed our estimate of the remaining economic life of certain computer equipment and leasehold improvements in one of our data centers from approximately 36 months to approximately 29 months. The carrying value of these assets as of June 30, 2013 was $11.9 million and as of September 30, 2013 was $5.0 million. As a result of this change in estimate, we recorded $3.9 million of additional depreciation expense in the three months ended September 30, 2013.

5. Acquisitions

On June 19, 2013, we acquired Spooky Cool Labs LLC, a provider of social games that we plan to use to release new social casino titles, for purchase consideration of approximately $30.6 million, which consisted of cash paid of $19.8 million and contingent consideration with a fair value of $10.8 million as of September 30, 2013. The contingent consideration may be payable based on the achievement of certain future performance targets during the two year period following the acquisition date and could be up to $100 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

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

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2012 to September 30, 2013 are as follows (in thousands):

Goodwill – December 31, 2012	$208,955
Additions	20,441
Foreign currency translation adjustments	(1,100)

Goodwill – September 30, 2013	$228,296

Our updated financial forecast as of September 30, 2013, indicated a reduction of future undiscounted cash flows for certain games associated with intangible assets previously acquired through various business combinations. As a result, we performed an impairment analysis and recorded an impairment charge of $10.2 million in the third quarter of 2013 to reduce the carrying value of these assets to zero.

As of September 30, 2013, we had a gross intangible asset balance of $101.1 million. Amortization expense related to amortizable intangible assets, excluding those acquired with the purchase of our building, for the nine months ended September 30, 2013 and 2012 was $11.0 million and $35.0 million, respectively. As of September 30, 2013, future amortization expense related to these intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2013	1,188
2014	4,313
2015	3,474
2016 and thereafter	1,810

Total	$10,785

7. Income Taxes

The Benefit from income taxes decreased by $42.1 million and $8.8 million in the three and nine months ended September 30, 2013, respectively, as compared to the same period of the prior year. The decrease in the three months ended September 30, 2013 is attributable primarily to the tax impact of the OMGPOP impairment charge of $39.1 million recorded in the third quarter of 2012. In the nine months ended September 30, 2013, this $39.1 million year-over-year decrease was partially offset by a benefit of $12.4 million recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit retroactive to January 1, 2012, and a benefit of $16.3 million recorded in the second quarter of 2013 related to changes in the estimated jurisdictional mix of earnings.

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

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of September 30, 2013, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Customer deposits	$10,589	$25,671
Accrued escrow for acquisitions	7,628	32,568
Other	56,129	88,644

Total other current liabilities	$74,346	$146,883

Customer deposits represent amounts received for unredeemed game cards as well as advanced payments from various customers. Accrued escrow from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Other liabilities include various expenses that we accrue for transaction taxes, compensation liabilities and accrued accounts payable.

10. Restructuring

In June 2013, our Board of Directors (the “Board”) authorized, and we implemented a restructuring plan (the “Q2 2013 plan”) that included a reduction in work force of approximately 520 employees and the closure of certain office facilities as part of an overall plan to better align our cost structure against market opportunities. As a result of this restructuring plan, we recorded a charge of $25.5 million in the nine months ended September 30, 2013 which is included in operating expenses in our consolidated statement of operations. This restructuring charge was composed of $22.8 million of employee severance, $1.6 million related to non-cancelable contracts and $1.1 million related to other non-cash charges. This restructuring charge does not include the impact of $14.3 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded in stock-based expense.

Changes in the restructuring liability related to the Q2 2013 plan are as follows (in thousands):

Restructuring liability – June 30, 2013	$5,400
Additional expense in the third quarter of 2013	428
Cash payments made in the third quarter of 2013	(4,429)

Restructuring liability – September 30, 2013	$1,399

In addition, we exited certain additional facilities in September 2013 for which we held non-cancelable lease agreements. Accordingly, we recorded restructuring expense of $6.0 million for these facilities that have lease terms that expire within the next four years.

11. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$(645)	$1,080	$(351)	$11,098
Research and development	10,119	41,853	46,907	185,245
Sales and marketing	2,941	(3,977)	8,327	21,156
General and administrative	(3,159)	(1,139)	10,183	49,625

Total stock-based expense	$9,256	$37,817	$65,066	$267,124

The following table shows stock option activity for the nine months ended September 30, 2013 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2012	80,819	$1.52	$100,225	7.43
Granted	7,357	3.55
Forfeited and cancelled	(14,847)	2.75
Exercised	(17,272)	0.37

Balance as of September 30, 2013	56,057	$1.81	$116,834	7.02

The following table shows a summary of ZSU activity for the nine months ended September 30, 2013 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
		Fair	Unvested
	Shares	Value	ZSUs
Unvested as of December 31, 2012	56,648	$9.56	$133,690
Granted	65,545	3.22
Vested	(18,762)	9.03
Forfeited and cancelled	(34,513)	6.35

Unvested as of September 30, 2013	68,918	$5.28	$252,998

Shares unvested as of September 30, 2013 include approximately 9.7 million performance-based ZSUs granted as part of our executive compensation plan with vesting that is dependent on the achievement of certain 2013 annual performance metrics in addition to the passage of time. We recorded $2.4 million of stock-based expense related to this plan in the nine months ended September 30, 2013, which includes a reversal of $3.7 million in the third quarter of 2013 due to forfeitures and our current assessment of the most likely achievement against annual metrics.

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2013 (in thousands):

	Foreign currency translation	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on derivative instruments	Total
Balance as of June 30, 2013	$(1,130)	$(781)	$—	$(1,911)
Other comprehensive income before reclassifications	177	1,184	—	1,361
Amounts reclassified from accumulated other comprehensive income	—	5	—	5

Net current-period other comprehensive income	177	1,189	—	1,366

Balance as of September 30, 2013	$(953)	$408	$—	$(545)

	Foreign currency translation	Unrealized gains (losses) on available- for-sale securities	Unrealized gains (losses) on derivative instruments	Total
Balance as of December 31, 2012	$327	$649	$(2,423)	$(1,447)
Other comprehensive income before reclassifications	(1,280)	(207)	(15)	(1,502)
Amounts reclassified from accumulated other comprehensive income	—	(34)	2,438	2,404

Net current-period other comprehensive income	(1,280)	(241)	2,423	902

Balance as of September 30, 2013	$(953)	$408	$—	$(545)

In October 2012, our Board authorized a program for the repurchase of our common stock in an amount of up to $200 million. During the nine months ended September 30, 2013, we repurchased approximately 3.4 million shares of our common stock for $9.3 million under our 2012 program, and as of September 30, 2013, the remaining authorized amount of stock repurchases that may be made under the program was $178.9 million.

During the three months ended March 31, 2013, our Board approved the retirement of approximately 31.3 million shares of treasury stock. Accordingly, we reclassified our treasury stock balance of $297.6 million, as a reduction to retained earnings.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2013			2012
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss)	$(54)	$(12)	$(2)	$(35,781)	$(15,511)	$(1,433)
Weighted-average common shares outstanding	639,360	144,252	20,517	512,269	222,076	20,517

Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.07)	$(0.07)	$(0.07)

DILUTED:
Net income (loss)	$(54)	$(12)	$(2)	$(35,781)	$(15,511)	$(1,433)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(2)	—	—	(1,433)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(12)	—	—	(15,511)	—	—

Net income (loss) attributable to common stockholders-diluted	$(68)	$(12)	$(2)	$(52,725)	$(15,511)	$(1,433)

Weighted-average common shares outstanding-basic	639,360	144,252	20,517	512,269	222,076	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	144,252	—	—	222,076	—	—

Weighted-average common shares outstanding-diluted	804,129	144,252	20,517	754,862	222,076	20,517

Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.07)	$(0.07)	$(0.07)

	Nine Months Ended September 30,
	2013			2012
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss)	$(9,102)	$(2,333)	$(305)	$(70,840)	$(85,520)	$(4,527)
Weighted-average common shares outstanding	613,323	157,192	20,517	321,067	387,599	20,517

Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.22)	$(0.22)	$(0.22)

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(9,102)	$(2,333)	$(305)	$(70,840)	$(85,520)	$(4,527)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(305)	—	—	(4,527)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(2,333)	—	—	(85,520)	—	—

Net income (loss) attributable to common stockholders-diluted	$(11,740)	$(2,333)	$(305)	$(160,887)	$(85,520)	$(4,527)

Weighted-average common shares outstanding-basic	613,323	157,192	20,517	321,067	387,599	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	157,192	—	—	387,599	—	—

Weighted -average common shares outstanding-diluted	791,032	157,192	20,517	729,183	387,599	20,517

Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.22)	$(0.22)	$(0.22)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	60,320	80,385	65,803	88,720
Warrants	695	695	695	695
Restricted shares	3,649	13,915	4,439	16,394
ZSUs	63,448	73,855	61,326	74,750

Total	128,112	168,850	132,263	180,559

13. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of September 30, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$8,618
2014	33,178
2015	30,312
2016	24,746
2017	15,354
2018 and thereafter	45,984

$158,192

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3:12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations were filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation, Lead Case No. 12-cv-04007-JSW. On January 23, 2013, the court entered an order appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. On April 3, 2013, the lead plaintiff and another named plaintiff filed a consolidated complaint. The consolidated complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between December 16, 2011 and July 25, 2012. The consolidated complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The defendants’ motions to dismiss were filed on May 31, 2013, and briefing on the motions was completed in August 2013. On September 23, 2013, the court vacated the previously scheduled hearing on the motions and advised that the motions would be decided on the filings. The court’s order does not indicate when a ruling on the motions to dismiss is likely to be issued.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with a April 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a demurrer and motion to stay the action. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. The defendants removed the case to the United States District Court for the District of Delaware on May 10, 2013. On June 3, 2013, the plaintiff filed a motion for remand. On June 17, 2013, the defendants filed a motion to dismiss and opposition to plaintiff’s motion to remand. Briefing on these motions was completed in July 2013. The court has not yet scheduled a hearing on these motions.

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

On February 10, 2012, an action entitled Personalized Media Communications, LLC v. Zynga Inc., Case No. 2:12-cv-68 was filed against the Company in the United States District Court for the Eastern District of Texas. The plaintiff alleged infringement of four patents by 39 games. On January 25, 2013, the court denied the Company’s motion to transfer the action to the Northern District of California. In February 2013, the Company filed four petitions for inter partes review in the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “PTAB”). The petitions ask the PTAB to review all asserted claims for the four patents that are the subject of the pending litigation action and, based on the referenced prior art, determine them to be invalid. On July 25, 2013, the PTAB issued decisions finding a “reasonable likelihood that Zynga [will] prevail” and authorizing the institution of the Company’s requested inter partes reviews, entered a Scheduling Order, and set oral arguments for April 22, 2014. The litigation action currently is scheduled to be called for trial in the Eastern District of Texas on November 12, 2013. Since the filing of the action, the plaintiff has agreed to narrow the case for trial. Plaintiff’s damages expert has opined that, if the Company were found to infringe and the patents-in-suit are found to be valid (both of which the Company disputes), the Company should pay damages of approximately $24 million for the period through April 2013, and a running royalty of 2% of revenue on the allegedly infringing games through 2027-28. The Company disputes the methods employed and the conclusion reached by the plaintiff’s expert. The Company’s damages expert has opined that, under the same disputed conditions, the Company should pay $1 million. The Company believes it has meritorious defenses and will vigorously defend this action, and accordingly believes a loss is not probable for this action.

The Company is also party to various other legal proceedings and claims which arise in the ordinary course of business. In addition, we may receive notification alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of such litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

14. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$122,648	$178,103	$416,984	$574,685
All other countries (1)	79,932	138,534	279,920	395,417

Total revenue	$202,580	$316,637	$696,904	$970,102

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	September 30,	December 31,
	2013	2012
United States	$377,525	$459,906
All other countries	3,758	6,168

Total property and equipment, net	$381,283	$466,074

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

We are a leading online social game developer with approximately 133 million average MAUs for the three months ended September 30, 2013. We have launched some of the most successful social games in the industry in each of the last three years. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising.

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

Online Game. We provide our players with the opportunity to purchase virtual goods that enhance their game-playing experience. We believe players choose to pay for virtual goods for the same reasons they are willing to pay for other forms of entertainment. They enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual goods when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual goods. Players may also elect to pay a one-time download fee to obtain a mobile game free of third-party advertisements.

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform and expect to continue to do so for the foreseeable future. For example, for the three months ended September 30, 2013 and 2012, we estimate that 65% and 80% of our bookings, respectively, were generated through the Facebook platform, while 30% and 20% of our bookings, respectively, were generated through mobile platforms. For the three months ended September 30, 2013 and 2012, we estimate that 77% and 84% of our revenue, respectively, was generated through the Facebook platform, while 23% and 16% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

We began migrating to Facebook Credits in July 2010 pursuant to an addendum to Facebook’s standard terms and conditions, and in April 2011, we completed this migration. Contractually, Facebook remits to us an amount equal to 70% of the price stated to our players for use in our games and we recognize revenue net of amounts retained by Facebook. Players can purchase Facebook Credits from Facebook directly through our games or through game cards purchased from retailers and distributors.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. In July 2013, Facebook began to transition away from Facebook Credits to Facebook’s local currency-based payments program. We implemented this transition in several of our games in the third quarter of 2013, and currently expect to complete this transition in full in the fourth quarter of 2013.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Revenue to Bookings:
Revenue	$202,580	$316,637	$696,904	$970,102
Change in deferred revenue	(50,474)	(61,031)	(127,405)	(83,744)

Bookings	$152,106	$255,606	$569,499	$886,358

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for provision for / (benefit from) income taxes; other income (expense), net; interest income; gain (loss) from significant legal settlements; restructuring expense; depreciation and amortization; impairment of intangible assets; stock-based expense and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(68)	$(52,725)	$(11,740)	$(160,887)
Provision for (benefit from) income taxes	(891)	(43,035)	(27,646)	(36,417)
Other income (expense), net	(929)	350	4,465	(19,758)
Interest income (expense), net	(965)	(1,144)	(3,233)	(3,519)
Restructuring expense, net	6,769	—	37,317	—
Legal settlements	—	985	—	1,874
Depreciation and amortization	33,986	39,444	96,905	108,049
Impairment of intangible assets	10,217	95,493	10,217	95,493
Stock-based expense	9,256	37,817	65,066	267,124
Change in deferred revenue	(50,474)	(61,031)	(127,405)	(83,744)

Adjusted EBITDA	$6,901	$16,154	$43,946	$168,215

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income expense (net), which includes foreign exchange gains and losses and interest income, and the net gain on the termination of our lease and the purchase of our corporate headquarters building;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include losses associated with restructuring charges or impairment charges;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(users and payers in millions)
Average DAUs	30	60	40	66
Average MAUs	133	311	191	303
Average MUUs	97	177	123	184
Average MUPs	1.6	2.9	2.0	3.5
ABPU	$0.055	$0.047	$0.052	$0.049

The decreases in DAUs, MAUs, MUUs and MUPs for the three months ended September 30, 2013 as compared to same periods of the prior year were the result of declines in our existing games that were not offset by users playing new games launched after the third quarter of 2012. ABPU increased in this period due to a larger percentage decline in DAUs compared to the decline in bookings.

The decreases in DAUs, MAUs and MUUs for the nine months ended September 30, 2013 as compared to same periods of the prior year were the result of declines in our existing games that were not offset by users playing new games launched in late 2012 or 2013.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012
Average monthly unique payer bookings (in thousands) (1)	$39,535	$50,657	$64,028	$72,867	$71,760
Average MUPs (in millions)	1.6	1.9	2.5	2.9	2.9
Monthly unique payer bookings per MUP (2)	$25	$26	$26	$25	$25

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Monthly unique payer bookings and average MUP both declined in the three months ended September 30, 2013 compared to the three months ended June 30, 2013, consistent with our overall decline in user base.

Although we monitor our unique payer metrics, we focus on monetization, including through in-game advertising, of all of our players and not just our payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of our effort to build a successful network for game play. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term.

Recent Developments

Changes in Executive Team and Board of Directors. In July 2013, subsequent to approval and appointment by the Board of Directors of the Company, Don A. Mattrick replaced Mark Pincus as Chief Executive Officer and was appointed as a director of the Company. Mr. Pincus continues to serve as Chairman of the Board and as Chief Product Officer of the Company. Director Owen Van Natta resigned from the Board in June 2013. Additionally, Mr. Pincus and Mr. Mattrick were appointed to a new committee of the Board, the Executive Committee, which serves as an administrative committee of the Board to facilitate approval of certain corporate actions in the intervals between full meetings of the Board. Subject to certain limitations set forth in its charter, the Executive Committee will serve to manage the operations and affairs of the Company between Board meetings, and will report to the full Board.

In August 2013, two members of our executive management team, David Ko and Cadir Lee, left the Company.

Game Launches. We launched the following new titles during the third quarter of 2013; on web platforms Fairy Tale Twist, Ninja Kingdom, and Hit it Rich, and for mobile platforms, we launched 1 Word (KiK Messenger App) and CastleVille Legends. In addition, we also released New Scramble with Friends, Baseball Slam (3P), and CityVille KRE-O.

Real Money Gaming. Although we are still exploring our options with respect to real money gaming, including with our partner, bwin.party in the United Kingdom, in July 2013, we decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions at this time in order to focus our resources and priorities against the growing market in free, social gaming, including social casino offerings.

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

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new mobile and web games and the release of fresh content and new features in existing games. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games, in particular many of our existing web games, tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.047 in the three months ended September 30, 2012 to $0.055 in the three months ended September 30, 2013, due to higher decline in DAU of non-paying players (versus paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively, on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

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

New market development. We are investing in new distribution channels, mobile platforms and international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. Our ability to be successful will depend on our ability to develop a successful mobile network, obtain new players and retain existing players on new and existing social networks and attract advertisers.

We entered into an agreement with bwin.party to offer RMG products in the United Kingdom and in the second quarter of 2013, we launched our first RMG offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom. However, we are evaluating our RMG products in the United Kingdom to determine whether or not they are on strategy and aligned with our near term market opportunities and priorities. In July 2013, we decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions at this time in order to focus our resources and priorities against the growing market in free, social gaming, including social casino offerings.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. During the first nine months of 2013, in addition to experiencing employee attrition, we also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	29	28	27	28
Research and development	40	49	48	53
Sales and marketing	10	12	11	15
General and administrative	17	11	17	16
Impairment of intangible assets	5	30	2	10

Total costs and expenses	101	130	105	122

Income (loss) from operations	(1)	(30)	(5)	(22)
Interest income	—	—	—	—

Other income (expense), net	—	—	(1)	2

Income (loss) before income taxes	—	(30)	(6)	(20)
Provision for (benefit from) income taxes	—	(13)	(4)	(4)

Net income (loss)	—	(17)%	(2)%	(16)%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$174,370	$285,587	(39%)	$607,262	$869,915	(30%)
Advertising	28,210	31,050	(9%)	89,642	100,187	(11%)

Total revenue	$202,580	$316,637	(36%)	$696,904	$970,102	(28%)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total revenue decreased $114.1 million in the third quarter of 2013, as compared to the same period of the prior year. Bookings decreased by $103.5 million in the third quarter of 2013, as compared to the same period of the prior year. ABPU increased from $0.047 to $0.055 in the third quarter of 2013, as compared to the same period of the prior year, while average DAUs decreased from 60 million in the third quarter of 2012 to 30 million in the third quarter of 2013.

Online game revenue decreased $111.2 million in the third quarter of 2013 compared to the same period of the prior year. This decrease is partially attributable to online game revenue from CityVille, Zynga Poker, FarmVille and CastleVille decreasing by $27.7 million, $26.8 million, $26.7 million and $20.5 million, respectively. The decreases in online game revenue from CityVille, Zynga Poker, FarmVille and CastleVille were due to the overall decay rate in bookings and audience metrics in these games. The decreases in online game revenue were partially offset by increases in online game revenue of $38.9 million and $10.6 million from FarmVille 2 and ChefVille, respectively, which were the result of the launch of these games in September 2012 and August 2012, respectively. All other games, in aggregate, accounted for the remaining offsetting decrease in online game revenue of $59.0 million for the third quarter of 2013.

International revenue as a percentage of total revenue accounted for 39% and 44% in the third quarter of 2013 and 2012, respectively.

In the three months ended September 30, 2013, FarmVille 2, Zynga Poker and FarmVille were our top revenue-generating games and comprised 22%, 19% and 18% respectively, of our online game revenue for the period. In the three months ended September 30, 2012, Zynga Poker, FarmVille, and CityVille were our top revenue-generating games and comprised 21%, 20%, and 12%, respectively, of our online game revenue. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 27% of online game revenue in the third quarter of 2013 and 32% of online game revenue in the third quarter of 2012. Durable virtual goods accounted for 73% of online game revenue in the third quarter of 2013 and 68% of online game revenue in the third quarter of 2012. The estimated weighted-average life of durable virtual goods was 11 months and 12 months for the third quarter of 2013 and 2012, respectively. In addition, changes in our estimated average life of durable virtual goods during the three months ended September 30, 2013 for various games resulted in an increase in revenue of $7.6 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate.

Advertising revenue decreased $2.8 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due to a $5.0 million decrease in in-game sponsorship revenue, and a $1.1 million decrease in in-game offers, engagement ads and other advertising revenue, partially offset by a $3.3 million increase in in-game display ads.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total revenue decreased $273.2 million in the nine months ended September 30, 2013, as compared to the same period of the prior year. Bookings decreased by $316.9 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. ABPU increased from $0.049 for the nine months ended September 30, 2012 to $0.052 for the nine months ended September 30, 2013. DAUs decreased from 66 million for the nine months ended September 30, 2012 to 40 million for the nine months ended September 30, 2013.

Online game revenue decreased $262.7 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, CityVille, FrontierVille, Zynga Poker and CastleVille in the amounts of $126.4 million, $92.1 million, $50.9 million, $32.2 million and $29.4 million, respectively. The decreases in online game revenue from these five games were the result of the overall decay rate in bookings and audience metrics in these games. These decreases were partially offset by higher revenues in FarmVille 2 and ChefVille, in the amounts of $89.6 million and $34.9 million respectively, which were the result of the launch of these games in September 2012 and August 2012, respectively. All other games accounted for the remaining net increase of $56.2 million.

International revenue as a percentage of total revenue accounted for 40% and 41% in the nine months ended September 30, 2013 and 2012, respectively.

In the nine months ended September 30, 2013, Zynga Poker, FarmVille, and FarmVille 2, were our top revenue-generating games and comprised 21%, 17% and 15%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2012, FarmVille, Zynga Poker, and CityVille, were our top revenue-generating games and comprised 26%, 18%, and 14%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these nine month periods.

Consumable virtual goods accounted for 29% of online game revenue in the nine months ended September 30, 2013 and accounted for 30% of online game revenue in the nine months ended September 30, 2012. Durable virtual goods accounted for 71% of online game revenue in the nine months ended September 30, 2013 and accounted for 70% of online game revenue in the nine months ended September 30, 2012. The estimated weighted-average life of durable virtual goods was 12 months in both the nine months ended September 30, 2013 and September 30, 2012. In addition, changes in our estimated average life of durable virtual goods during the nine months ended September 30, 2013 for various games resulted in an increase in revenue of $7.3 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $22.0 million.

Advertising revenue decreased $10.5 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, due to a $10.4 million decrease in in-game sponsorship revenue, a $3.5 million decrease in licensing revenue, a $3.4 million decrease in in-game offers, engagement ads and other advertising revenue, partially offset by a $6.8 million increase in in-game display advertising.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Cost of revenue	$59,011	$90,150	(35%)	$189,482	$275,113	(31%)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Cost of revenue decreased $31.1 million in the third quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease in third party hosting expense of $14.1 million, a decrease in third party customer service expense of $7.4 million, a decrease in headcount related expenses of $2.2 million, a decrease in depreciation and amortization expense of $3.3 million, and a decrease in payment processing related expenses of $2.4 million in the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Cost of revenue decreased $85.6 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease in third party hosting expense of $39.1 million, a decrease in third party customer service expense of $17.9 million, a decrease in stock-based expense of $11.4 million and a decrease in depreciation and amortization expense of $9.7 million in the nine months ended September 30, 2013 as compared to the same period of the prior year.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Research and development	$81,023	$155,609	(48%)	$334,526	$513,801	(35%)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Research and development expenses decreased $74.6 million in the third quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $34.3 million decrease in headcount-related expenses, a decrease of $31.7 million in stock-based expense and a decrease of $6.0 million in third party consulting service expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Research and development expenses decreased $179.3 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $138.3 million decrease in stock-based expense, and a decrease of $50.0 million in headcount-related expenses. These decreases were partially offset by an increase in restructuring expense of $23.2 million in the nine months ended September 30, 2013 as compared to the same period of the prior year.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Sales and marketing	$21,170	$36,586	(42%)	$79,640	$149,478	(47%)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales and marketing expenses decreased $15.4 million in the third quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $15.2 million decrease in player acquisition costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Sales and marketing expenses decreased $69.8 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $44.6 million decrease in player acquisition costs, a $12.8 million decrease in stock-based expense, a $6.3 million decrease in headcount related expenses and a $3.9 million decrease in third party consulting service expense.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
General and administrative	$34,012	$35,353	(4%)	$121,193	$156,798	(23%)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

General and administrative expense decreased $1.3 million in the third quarter of 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $4.9 million in headcount related expenses, a decrease in $2.5 million in third party consulting and legal expenses and a decrease of $1.9 million in stock-based expense, partially offset by an increase in restructuring expense of $6.8 million in the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

General and administrative expenses decreased $35.6 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $39.3 million in stock-based expense and a decrease in headcount related expenses of $11.3 million. These decreases were partially offset by an increase in restructuring expense of $12.1 million in the nine months.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$929	$(350)	N/M	$(4,465)	$19,758	N/M

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Other income (expense), net increased by $1.3 million in the third quarter of 2013 as compared to the same period of the prior year. The increase was primarily attributable to a decrease of $1.2 million of interest expense and the gain on sale of equipment of $0.5 million partially offset by a loss on equity investment of $0.5 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Other income (expense), net decreased $24.2 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $19.9 million gain recognized from the termination of our lease and purchase of our corporate headquarters in 2012. In addition, we recorded a $2.4 million loss in the nine months ended September 30, 2013 as a result of the termination of our interest rate swap

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(891)	$(43,035)	N/M	$(27,646)	$(36,417)	N/M

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The benefit from income taxes decreased by $42.1 million in the third quarter of 2013 as compared to the same period of the prior year. This decrease is attributable primarily to the tax impact of the impairment charges of $39.1 million recorded in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The benefit from income taxes decreased by $8.8 million in the nine months ended September 30, 2013 as compared to the same period of the prior year. This decrease was attributable primarily to the tax impact of the impairment charges of $39.1 million recorded in the third quarter of 2012, partially offset by a benefit of $12.4 million recorded in the first quarter related to the reinstatement of the federal research and development tax credit retroactive to January 1, 2012, and a benefit of $16.3 million recorded in the second quarter related to changes in the estimated jurisdictional mix of earnings.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(7,344)	$(325,504)
Depreciation and amortization	96,905	108,049
Cash flows provided by operating activities	20,942	175,988
Cash flows provided by (used in) investing activities	87,434	(1,462,241)
Cash flows provided by (used in) financing activities	(106,803)	98,170

As of September 30, 2013, we had cash, cash equivalents and marketable securities of approximately $1.52 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2013, we expect to make capital expenditures of up to $10 million.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of September 30, 2013, we had repurchased $21.1 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors.

Operating Activities

Operating activities provided $20.9 million of cash during the nine months ended September 30, 2013, when our net loss of $11.7 million is adjusted to exclude non-cash items. Significant non-cash items included depreciation and amortization of $96.9 million and stock-based expense of $65.1 million. Changes in our operating assets and liabilities used $143.0 million in cash for the nine months ended September 30, 2013 primarily due to decrease in deferred revenue and other liabilities, offset by a decrease in accounts receivable.

Investing Activities

Investing activities provided $87.4 million during the nine months ended September 30, 2013. The primary inflows of $934.3 million were related to the sales and maturities of marketable securities. The primary outflows of approximately $18.1 million were for our acquisition of Spooky Cool Labs, net of acquired cash, and $821.9 million related to the purchase of marketable securities in the nine months ended September 30, 2013.

Financing Activities

Financing activities used approximately $106.8 million during the nine months ended September 30, 2013. The primary outflows of cash were the repayment of $100.0 million in debt and excess tax benefits from stock-based awards of $10.8 million. These outflows of cash were partially offset by $14.3 million of cash receipts from employee exercises of stock options and employee participation in our employee stock purchase plan.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our agreement through 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. As of September 30, 2013, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the third quarter of 2013 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of September 30, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2013	$8,618
2014	33,178
2015	30,312
2016	24,746
2017	15,354
2018 and thereafter	45,984

$158,192

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

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates. In 2013, we made additions to our accounting policies for stock-based expense and business combinations, and updated our revenue recognition policy as it relates to our net accounting policy for online game revenue generated on Facebook, as more fully set forth below:

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

Revenue Recognition (Online Game)

From July 2010 through September 2013, Facebook’s proprietary virtual currency, Facebook Credits, was the primary in-game payment method for our games on the Facebook platform. Under the terms of our agreement, Facebook sets the price our players pay for Facebook Credits and collects the funds from the sale of Facebook Credits. Facebook’s stated face value of a Facebook Credit is $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remits to us $0.07, which is the amount we recognize as revenue. We recognize revenue net of the amounts retained by Facebook related to Facebook Credits transactions because we do not set the pricing of Facebook Credits sold to the players of our games.

In July 2013, Facebook began to transition payments made on the Facebook platform from Facebook Credits to Facebook’s local currency-based payments program. This transition is ongoing and is currently expected to be completed in the fourth quarter of 2013. Under the terms of our agreement, Facebook remits to us 70% of the price we request to be charged to the game player for each transaction. We continue to recognize revenue net of the amounts retained by Facebook related to Facebook local currency-based payments because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally we do not receive information from Facebook indicating the amount of such discounts offered to our paying players or regarding the actual cash paid by our players to Facebook. Accordingly, we are unable to determine the gross amount paid by our players to Facebook.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2013.

Risks Related to Our Business and Industry

If Facebook changes its standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.*

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (65% in the three months ended September 30, 2013) and revenue (77% in the three months ended September 30, 2013) and acquired substantially all of our players through Facebook. We expect to continue to derive a significant portion of our bookings and revenue from the Facebook platform for the foreseeable future. Except for the addenda described below, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. Facebook will continue to retain 30% of the stated price for transactions on their platform under the terms of their new payments program. We began our transition away from Facebook Credits and our implementation of Facebook’s local currency-based payments model in several of our games in the third quarter of 2013, and currently expect to complete this transition in full in the fourth quarter of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we are limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote our network. This may limit our ability to reach Facebook users from our network and may limit the number of players that use our network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We are now prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook, subject to limited exceptions. Moreover, as a result of the amended terms of service, we are no longer permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

Since March 31, 2013, we are no longer obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits or local-currency based payments) on any such Zynga game pages. We have the right to process our own payments, and Facebook no longer has the right to receive 30% of the proceeds from payments made on our network.

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

The addenda, including our recent amendments, with Facebook will each expire in 2015. Our current agreements with Facebook allow our users to use Zynga/Facebook co-branded game cards for the redemption of Facebook Credits and also allows for our own Zynga game cards, which were previously printed and delivered to our distributors and retailers, to continue to be sold to game players until all such cards are sold. We do not plan to print and sell more of our own cards for redemption on the Facebook platform, however since March 31, 2013, we have the right to sell our own game cards on other platforms, including on our network.

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

The industry in which we operate is highly competitive and rapidly changing, which relies heavily on successful product launches and compelling content, products and services, and as such, if we fail to deliver such content, products and services or do not execute our strategy successfully, our revenue and bookings may decline. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition and the need for increased operating expenditures for many aspects of our business. Further, the increased stock-based expense associated with restricted stock units (“ZSUs”) issued to our directors, employees and consultants, which we had not recognized prior to our initial public offering, will also exert downward pressure on our operating margin. We expect to continue to expend substantial financial and other resources on game development, including mobile games, the expansion of our network, international expansion and our network infrastructure. Our operating costs will increase if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our bookings, revenue, player traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysts or investors because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Performance.”

In particular, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. For example, we recognize revenue net of the amounts retained by Facebook related to Facebook Credits and local-currency transactions sold to the players of our games on Facebook under the terms of our agreement with

Facebook. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Quarterly Report on Form 10-Q.

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

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	expand on our current mobile games;

•	effectively market new mobile and multi-platform games across multiple mobile devices to our existing web-based players and players of our current mobile games;

•	execute our network strategy and expand our network to mobile;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for our players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games. If we do not succeed in doing so, our business will suffer.

If our top games do not maintain their popularity, our results of operations could be harmed.

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Traditionally, bookings from existing games decline over time. For example, in the third quarter of 2013, bookings declined 19% compared to the second quarter of 2013. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

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

Our prospects may suffer if our network is unsuccessful.*

We plan to expand our network to be more accessible to both web players and mobile players alike to make games more engaging, more social and more profitable. We began this effort with our beta launch of Zynga.com on the web in 2012. Our ability to increase our player base and revenue will depend, in part, on the successful operation and growth of our network, including its extension to mobile. We updated Zynga.com in the first quarter of 2013 to streamline the player signup process to allow players to create a dedicated account directly with Zynga just for playing games. All players will have the option to connect to Zynga.com with Facebook to keep their existing game friends and game progress, while deciding what they share with their gaming community. If our network fails to engage players, interest third-party game developers or attract advertisers, we may fail to generate sufficient revenue or bookings to justify our investment in the development and operation of our network. We have limited experience launching third-party developed games on our network, or supporting games developed by third parties. We may also encounter technical and operational challenges operating a network.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page will be governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we are limited in our ability to use a Facebook users friends list and

Facebook’s communication channels to promote our network. This may limit our ability to reach Facebook users from our network and may limit the number of players that use our network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We now are prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. Moreover, we are no longer permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions. In addition, we are subject to the terms of service of other third party social networks and platforms such as Apple and Google, where our games are distributed, which may limit our ability to operate or promote our network. If we are not successful in operating, growing and generating revenue from our network, we may not be able to maintain or grow our revenue as anticipated and our financial results could be adversely affected.

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

Compared to all players who play our games in any period, only a small portion are paying players. During the quarter ended September 30, 2013, we had approximately 1.6 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.*

We began operations in April 2007, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for virtual goods. We have also recently launched our first offerings in RMG and have little or no experience with RMG to date. While we continue to evaluate our RMG products in the United Kingdom, in July 2013, we decided to make the focused choice not to pursue a license for real money gaming in the United States at this time in order to focus our resources and priorities on what we believe is our biggest opportunity, free to play social games. However, we continue to evaluate our RMG products in the United Kingdom and we will continue to evaluate all our priorities against the growing market in free, social gaming, including social casino offerings. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

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

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers, engineers and executives are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining these employees. We have experienced significant turnover in our headcount over the last year, including within our senior management team, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2012, approximately 35% of our employees had been with us for less than one year and approximately 70% for less than two years. In addition, in August 2013, two of our executive officers resigned.

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

We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may negatively impact our perceived reputation and make it more difficult and more expensive to recruit new employees. The loss of talented employees or the inability to hire skilled employees as replacements could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in recruiting, retaining, and motivating our key employees to achieve a high level of success or if we do not attract new key personnel, we may be unable to (i) continue to launch new games and enhance existing games, including in each case on mobile, (ii) expand our network, or (iii) execute our business strategy, and as a result, our business may suffer.

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

Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive Officer, Don Mattrick, and our founder, Mark Pincus, are critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Messrs. Mattrick, or Pincus or any other member of our senior management team. The loss of our Chief Executive Officer, founder, or other members of senior management could harm our business.

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

Our efforts to enter the real money gaming market may not be successful and we may choose to exit the market completely to focus on our core business.

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

We decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions at this time in order to focus our resources and priorities on what we believe is our biggest opportunity, free to play social games. Our decision may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed. In connection with our decision to refocus on our core free to play business, we are evaluating our participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot assure you that we will be able to obtain a license in a timely fashion or that we will be able to obtain a license at all.

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

Competition in the social game industry is intense.*

The social game industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop social games for social networks vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Rovio Mobile Ltd., Supercell Inc., GungHo Online Entertainment, Inc. and The Walt Disney Company. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Apple Inc., Google Inc. and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social game industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new mobile-game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of September 30, 2013, we had $228.3 million of goodwill, intangible assets and other long-lived assets. If our market capitalization continues to decline below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. And, in the third quarter of 2013 (as described in Note 6 - “Goodwill and Other Intangible Assets”) we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We have acquired businesses, personnel and technologies in the past and we intend to continue to evaluate and pursue acquisitions and strategic investments. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Additional challenges and risks include:

•	significant competition from other game companies as the social game industry consolidates;

•	the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	diversion of our management’s attention away from our business and any difficulties encountered in the integration process;

•	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, or future prospects;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the difficulty in accurately forecasting the financial impact of an acquisition transaction, including accounting charges;

•	risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth” elsewhere in this Quarterly Report on Form 10-Q;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses;

•	in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for a product that has not met expectations; and

•	liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

We are, and may in the future be, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.*

From time to time, we have faced, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game, pay royalties or significant settlement costs, purchase licenses or modify our games and features, or develop substitutes.

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

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman and Chief Product Officer, beneficially owned approximately 63% of the total voting power of our outstanding capital stock as of September 30, 2013. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2012 and September 30, 2013, the stock price of our Class A common stock has ranged from $2.72 to $3.90. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

All of our stock repurchases were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. During the nine months ended September 30, 2013, we had repurchased an aggregate of 3.4 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.74 per share for a total of $9.3 million. The remaining amount available for the repurchase of our Class A common stock was $178.9 million as of September 30, 2013.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on October 31, 2013.

ZYNGA INC.

By:	/s/ Mark Vranesh
Mark Vranesh Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate.	S-1/A	333-175298	4.1	11/04/2011

10.1+	Offer Letter, dated June 30, 2013, between Zynga Inc. and Don A. Mattrick	8-K	001-35375	10.1	7/03/2013

10.2+	Release Agreement, dated August 7, 2013, between Zynga Inc. and Owen Van Natta.					X

10.3+	Separation Letter and Release Agreement, dated August 12, 2013, between Zynga Inc. and David Ko.					X

10.4+	Separation Letter and Release Agreement, dated August 12, 2013, between Zynga Inc. and Cadir Lee.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.