Form 10-Q/A
period 2013-09-30
ZYNGA INC
filed 2014-02-05
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35375

Zynga Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1733483
(State of incorporation)	(I.R.S. Employer Identification Number)

699 Eighth Street

San Francisco, CA 94103

(855) 449-9642

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 15, 2013, there were 659,687,109 shares of the Registrant’s Class A common stock outstanding, 135,348,521 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2013 (the “Form 10-Q”). This Amendment is being filed solely for the purpose of filing an additional exhibit to the Form 10-Q to reflect redactions in response to comments received from the staff of the SEC. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after October 31, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 4, 2014.

Zynga Inc.

	By:	/s/ Mark Vranesh
Dated: February 4, 2014		Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate.	S-1/A	333-175298	4.1	11/17/2011

10.1+	Offer Letter, dated June 30, 2013, between Zynga Inc. and Don A. Mattrick.	8-K	001-35375	10.1	7/03/2013

10.2+	Release Agreement, dated August 7, 2013, between Zynga Inc. and Owen Van Natta.	10-Q	001-35375	10.2	10/31/2013

10.3+	Separation Letter and Release Agreement, dated August 12, 2013, between Zynga Inc. and David Ko.	10-Q	001-35375	10.3	10/31/2013

10.4+	Separation Letter and Release Agreement, dated August 12, 2013, between Zynga Inc. and Cadir Lee.	10-Q	001-35375	10.4	10/31/2013

10.5†	Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated May 15, 2010 and Amendment No. 1 to Developer Addendum, dated October 13, 2011.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
+	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.