Form 10-K
period 2013-12-31
ZYNGA INC
filed 2014-02-21
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013, based upon the closing price of $2.78 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $1.903 billion, which excludes 118.1 million shares of the registrant’s common stock held on June 30, 2013 by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of February 14, 2014, there were 730,851,627 shares of the registrant’s Class A common stock outstanding, 125,516,497 shares of the registrant’s Class B common stock outstanding and 20,517,472 shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” mean daily active users of our games, “MAUs” mean monthly active users of our games, “MUUs” mean monthly unique users of our games, “ABPU” means average daily bookings per average DAU and “MUPs” mean monthly unique payers in our games. Unless otherwise indicated, these metrics are based on internally-derived measurements across all platforms on which our games are played. For further information about ABPU, DAUs, MAUs, MUPs, and MUUs as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	our relationship with any other partners or platform providers;

•	our ability to successfully acquire and integrate companies and assets, including but not limited to our recently completed acquisition of NaturalMotion Limited (“NaturalMotion”);

•	our ability to launch successful new games and hit games for web and mobile generally and in a timely matter;

•	our ability to sustain and expand our franchise games;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our ability to expand our offerings across several game categories;

•	expanding our network, including creating and building a mobile network on multiple platforms and across multiple devices and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players and increasing the monetization of our player base;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities;

•	our ability to rationalize our product pipeline, reduce marketing and technology expenditures and consolidate certain facilities;

•	our estimated savings and charges associated with our restructuring efforts;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	our ability to prevent credit card fraud and security breaches;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Part II. Item 1A. Risk Factors” of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and industry. New risks may also emerge from time to time. It is not possible for our management to predict all of the risks related to our business and operations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga,” “we” or “the Company”) is a leading provider of social game services. We develop, market and operate social games as live services played over the Internet, social networking sites and mobile platforms. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising services.

We are a pioneer and innovator of social games and a leader in making “play” a core activity on the Internet. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Engaged and Global Community of Players. According to AppData, as of December 31, 2013, we had three of the top 10 games on Facebook based on DAUs. Our players are also highly engaged, with our games being played by 27 million DAUs, worldwide, as of December 31, 2013.

•	Leading Portfolio of Social Games. We have many of the most popular and successful online social games, including the FarmVille, Words With Friends and Zynga Poker franchises.

•

Scalable Technology and Data. We process and serve more than 300 terabytes of content for our players every day. We continually analyze game data to optimize our games. We believe that combining data analytics with creative game design enables us to create a superior player experience.

On mobile platforms, we have several popular game franchises, including Words With Friends and Zynga Poker. Two mobile games we released in 2013—Running With Friends, rebranded as Stampede Run, and Solstice Arena—received Apple’s “Editor’s Choice” honors, demonstrating our commitment to developing high quality mobile social games.

We leverage our scale to increase player engagement, cross-promote our portfolio of games, continually enhance existing games, launch new games and build the Zynga brand. We believe our scale results in network effects that deliver compelling value to our players, and we are committed to making significant investments to grow our community of players, their engagement and monetization over time.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. During the three months ended December 31, 2013, we had approximately 1.3 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available). Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players.

Our top three games historically have contributed the majority of our revenue. Our top three games accounted for 54%, 55% and 57% of our online game revenue in 2013, 2012 and 2011, respectively.

On February 11, 2014, we completed the acquisition of 100% of the equity interests in NaturalMotion pursuant to the share purchase agreement, dated January 30, 2014, by and among us, Zynga Game International Limited, NaturalMotion, NaturalMotion’s shareholders and Shareholder Representative Services LLC, as sellers’ representative. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock.

Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe. We were originally organized in April 2007 and completed our initial public offering in December 2011, and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.” As of December 31, 2013, we had 2,034 full-time employees.

While 2013 was a challenging year for the Company, we believe we exit 2013 well-positioned to meet our near-term and long-term objectives and execute on our corporate strategy. In 2014, we intend to continue to drive efficiencies to align our cost structure with our strategic initiatives. In 2013, in addition to enhancing our executive management team, we reduced our capital expenditures by $90.2 million (excluding the purchase of our headquarters building in 2012), reduced headcount by over 1,000 employees, and reduced total costs and expenses by $525.3 million.

Our Social Games

We design our social games to provide players with shared experiences that surprise and delight them. Our social games leverage the global connectivity and distribution on Facebook and other Internet-based social networks, Zynga.com, and on mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are generally free to play, span a number of categories and attract a community of players that is demographically and geographically diverse. We operate our games as live services and update them with fresh content and new features to make them more social, enhance player engagement and improve monetization. We analyze the data generated by our players’ game play and social interactions to guide the creation of new content and features. We use this ongoing feedback loop to keep our games compelling and enhance the player experience.

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

Advertising

Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players. The goal of our engagement-based advertising is to enhance the player experience while delivering real value to advertisers. Our advertising offerings include:

•	Branded Virtual Goods and Sponsorships that integrate advertising within game play;

•	Engagement Ads and Offers in which players can answer certain questions, watch-to-earn engagements or sign up for third party services to receive virtual currency;

•	Mobile Ads through ad-supported free versions of our mobile games, such as Words with Friends;

•	Display Ads in our online web games that include banner advertisements; and

•	Licensing our brands.

Our Strategy

Our mission is to connect the world through games. In pursuit of our mission, we encourage entrepreneurship and intelligent risk-taking to produce great games and breakthrough innovations. Our goal from a content perspective is to create top hits that engage mainstream global audiences.

In 2014, we expect to move aggressively into new game categories that align with the timeless entertainment categories that consumers care about.

We believe expanding our offerings across several game categories is critical to our success. We plan to invest in several game categories, including the following:

•

Farm. Represented by our market-leading web games such as FarmVille and FarmVille 2, these games allow our players to express their personalities by customizing the appearances of their characters. We aspire to bring this category to our players on mobile devices in 2014.

•

Casino. Zynga Poker was our first social game and is the largest free-to-play online poker game in the world. We also launched Hit it Rich Slots in the third quarter of 2013 and made this game accessible on iPad devices in the fourth quarter of 2013.

•

Words. Includes one of our most popular mobile-game titles in Words With Friends. Games in this category provide chances for friendly competition and allow our players to quickly connect with friends and family when they start a game and to build and enhance these relationships throughout the game experience.

•

Racing. We recently entered into this category with our February 2014 acquisition of NaturalMotion, developer of CSR Racing, and aspire to work with NaturalMotion to enhance our product offering in this category.

•

People Simulation. We also recently entered into this category with NaturalMotion’s Clumsy Ninja, a popular mobile game that was downloaded 10 million times in its first week of its November 2013 launch according to Apple.

We also intend to invest in other strategic categories in the future.

Our Content

•

Make Games Free, Accessible and Fun. We operate our games as live services that are available anytime and anywhere. We design our social games to provide players with easy access to shared experiences that delight, amuse and entertain, and we will continue to update our games on an ongoing basis with fresh content and new features to make them more social and fun for our players.

•

Sustain and Grow Existing Franchises. We will continue to enhance our market-leading franchises including FarmVille, Words with Friends and Casino. We regularly update our games after launch to encourage social interactions, add new content and features and seek to improve monetization.

•

Create New Hits. We will continue to invest in building new games to expand the categories of games that we offer to make our best titles available to players on multiple platforms so they can access our games anytime on their various devices.

•

Growth on Mobile. We believe there is a large opportunity to extend our brand and games to mobile platforms including Apple iOS and Google Android. We aspire to bring our popular FarmVille franchise to our mobile audience in 2014. We also believe our recently completed acquisition of NaturalMotion accelerates our mobile game strategy and adds titles in various strategic game categories.

Our Network

Players progress faster in their games by connecting with friends and other players in our network to instantly get what they need to complete quests, obtain virtual items and enhance their experience. We aspire to leverage our existing and new games to bring the best social playing experiences to our audience, starting with our Words With Friends players, and further broaden to other games to ultimately create the best experience for play that includes mobile and web players.

Technology and Tools

We have invested extensively in developing our proprietary technology stack, which has the ability to handle sudden bursts of activity for millions of players over a short period of time with high levels of performance and reliability. Our proprietary technology stack includes datacenter and cloud computing management, a shared code base, network and cross-promotional features and proprietary data analytics. Our technology stack also supports the growth of our 2D and 3D game engines across the mobile business in addition to supporting high-level security and anti-fraud infrastructure. We believe that investing in technology tools, including the simulation technologies we recently acquired with our purchase of NaturalMotion, can be a competitive advantage and we will continue to innovate and optimize in these areas to cost-effectively ensure high performance and availability of our social games as well as extend our technology leadership.

Marketing

We acquire most of our players through unpaid channels by cross-promoting new games to our existing audience. We have been able to build a large community of players through the viral and sharing features provided by social networks, the social innovations in our games and the network effects of our games.

We are committed to connecting with our players. We have fan pages, generally on Facebook, for each of our games to connect with our players; and we leverage various other forms of social media, including Twitter, to communicate with them. We periodically host live and online player events. We also advertise our games on networks such as Facebook via various in-app advertising partners. In 2013 and 2012, we spent $60.6 million and $102.2 million, respectively, on these player acquisition costs.

Agreements with Facebook

To date, we have derived a significant portion of our bookings (69% in 2013) and revenue (75% in 2013) and acquired a significant number of our players from our games played on Facebook. We have entered into two addenda to Facebook’s standard terms of service that govern the distribution, promotion and operation of our games through the Facebook platform. Our first addendum required us to use Facebook Credits as the primary payment method for any of our games that are either on the Facebook platform or that utilize the data from the Facebook social graph, and requires Facebook to remit to us an amount equal to 70% of the price we requested to be charged to our players. The second addendum obligated us to use Facebook Credits as the sole in-game payment mechanism in any games launched on our own social gaming network, and entitled Facebook to retain 30% of the stated price for transactions on our network. The second addendum also required us to use Facebook as the exclusive social platform for the Zynga properties and to exclusively launch certain of our games on the Facebook platform for up to twelve months following such addendum, subject to certain exceptions.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead would offer pricing of our virtual goods in local currencies. Facebook continues to retain 30% of the requested price for transactions on their platform under the terms of their new payments program. We completed our transition away from Facebook Credits and our adoption of Facebook’s local currency-based payments model in our games in the fourth quarter of 2013.

On November 28, 2012, we amended our agreements with Facebook such that our use of the Facebook platform and any data from Facebook on any Zynga service offered through a Zynga game page (for example, on Zynga.com) were governed by Facebook’s standard terms of service beginning on March 31, 2013. Under the current terms of service, we are limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote Zynga.com. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We are prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. We are not permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions.

As of March 31, 2013, we are no longer obligated to display Facebook advertising units or utilize Facebook’s payment services (Facebook Credits and/or local-currency based payments) on any Zynga game pages. We have the right to process our own payments, and Facebook no longer has the right to receive 30% of the proceeds from payments made on Zynga.com (or any other platforms or social networks other than Facebook).

In addition, as of March 31, 2013, we are no longer required to use Facebook as the exclusive social platform for Zynga properties, and are no longer required to grant certain title exclusivities of Zynga games on the Facebook platform, subject to certain exceptions. However, any social game launched after March 31, 2013 by Zynga will generally be available through the Facebook web site concurrent with, or shortly following, the time such game is made available on another social platform or a Zynga property.

The addenda, including our recent amendments, with Facebook will each expire in 2015. Our current agreements with Facebook allow our users to use Zynga/Facebook co-branded game cards for redemption in our games on Facebook and also allow for our own Zynga game cards, which were previously printed and delivered to our distributors and retailers, to continue to be sold to game players until all such cards are sold. We do not plan to print and sell more of our own cards for redemption on the Facebook platform, however, since March 31, 2013, we have the right to sell our own game cards on other platforms, including on Zynga.com.

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

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We actively seek patent protection covering inventions originating from the company and acquire patents we believe may be useful or relevant to our business. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to infringing uses of our trademarks, copyrights, and domain names by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our games and other intellectual property. We typically own the copyright to the software code to our content, as well as the trademark for the brand or title under which our games are marketed. We pursue the registration of our domain names, copyrights, trademarks, patents, and service marks in the United States and, for some, in locations outside the United States. Our registered trademarks in the United States include “Zynga” and the names of our games, among others.

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

Companies in the Internet, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their copyrights, trademarks, patents and other intellectual property rights. As we face increasing competition and as our business grows, including into new areas, we will likely face more claims of infringement.

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

Our competitors include:

•

Developers for Web and Mobile Games: We face competition from a number of competitors who develop web and mobile games. These competitors, some of which have significant financial, technical and other resources, greater name recognition and have longer operating histories, may create similar games to reach our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include Electronic Arts Inc., King.com, and The Walt Disney Company, DeNA Co. Ltd., Gameloft, Glu Mobile, GREE International Inc., Gungho Online Entertainment Inc., Kabam, Rovio Mobile Ltd. and Supercell. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•

Other Game Developers: Our players may also play other games on personal computers and consoles, some of which include social features that compete with our social games and have community functions where game developers can engage with their players. Some of these competitors include Activision Blizzard, Inc., Electronic Arts, Riot Games, Valve, Take-Two Interactive, SEGA of America, Inc. and The Walt Disney Company.

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

Our Mission and Core Commitments

We were founded on a deeply held passion for games and for family and friends playing together. Our passion for delivering great consumer experiences is at the core of our mission: to connect the world through games. Our mission and our core commitments form the foundation for everything we do: design social games that everyone wants to play, assemble and retain talented teams, prioritize our opportunities and make investment decisions.

We encourage innovation, the creation of compelling game experiences and moving with a sense of urgency to capitalize on our opportunities for our success and the benefit of our players. These factors are critical to extending our leadership position as we seek to continue building successful franchises. We remain steadfast in our commitment to surprise and delight our players. We believe our unique company culture serves as the foundation of our success. Our core commitments help guide the company and we believe will help us deliver on our following commitments:

•	Grow and sustain proven hits

•	Create new hits

•	Growth on mobile

•	Build our network

•	Drive efficiencies

Research and Development

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $413.0 million, $645.6 million and $727.0 million in 2013, 2012 and 2011, respectively, which included stock-based expense of $61.9 million, $200.6 million and $374.9, respectively.

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

Some of our games or features are based upon traditional casino games, such as poker. We have structured and operate these games and features, including Zynga Poker, with the gambling laws in mind and believe that these games or features do not constitute gambling.

We also offer our players various types of sweepstakes, giveaways and promotion opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of player data, including the collection of data from minors. We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of many data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our players’ information and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely affect our business.

With the move of our services to mobile devices, we are also subject to additional regulations regarding communication via this channel, such as the Telephone Consumer Protection Act (TCPA). The interpretation of many of these laws, including the TCPA, and their application to current means of communication through mobile devices is unclear and in a state of flux. These laws may be interpreted and applied in a manner that is not consistent with current industry practices. The costs of compliance with these laws may increase in the future as a result of changes in interpretation and may greatly reduce our ability to contact our players through this channel. Furthermore, failure on our part to comply with these laws may subject us to significant liabilities.

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

Separately, we have a partnership agreement with bwin.party to develop, test and operate certain real money online poker and casino games in the United Kingdom. The real money games are powered by the established operating platform and software of bwin.party and operate under bwin.party’s gambling licenses in the applicable jurisdictions. Previously in December 2012, we filed an Application for a Preliminary Finding of Suitability with the Nevada Gaming Control Board, but have since withdrawn this application.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

If our distribution channels or platform providers change their standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (69% in the twelve months ended December 31, 2013) and revenue (75% in the twelve months ended December 31, 2013) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

Our business may be harmed if:

•	Facebook discontinues or limits access to its platform by us;

•	Facebook terminates or seeks to terminate our contractual relationship altogether;

•	Facebook prohibits us from offering our games on the Facebook platform because it determines that we are a competitor or for other reasons;

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

Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, alter how we are able to advertise on the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform or across platforms other than Facebook. For instance, beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. Although our current agreements with Facebook allow our users to use Zynga-branded game cards in our games on Facebook until all such existing game cards are sold, our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

Our social games also leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. We are subject to the terms of service of these third party platforms, which could be changed by such platform providers at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue we may recognize from in-game purchases, or result in the exclusion of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

Our revenue, bookings and operating margins may decline.

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services or do not execute our strategy successfully, our revenue and bookings may decline. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, the expansion of our network, international expansion and our network infrastructure. Our operating costs will increase if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

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

In particular, we recognize revenue from the sale of our virtual goods in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. For example, we recognize revenue net of the amounts retained by Facebook related to Facebook Credits and local-currency transactions sold to the players of our games on Facebook under the terms of our agreement with Facebook. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. Additionally, NaturalMotion Limited, a company we recently acquired, reported its historical financial statements in accordance with U.K. GAAP, and we may have difficulty in reporting its financial results in accordance with our revenue recognition policies, which could have a negative effect on our reported financial results. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Annual Report on Form 10-K.

It is difficult to predict when bookings from one of our games will begin to decline, as well as the decay rate for any particular game. As a result of this decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

In addition, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released and then meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that can drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long term.

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

Developing games for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile games, and we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. Generally, our mobile games monetize at a lower rate than our web-based games and we may not be successful in our efforts to increase our monetization from mobile games. In addition, mobile games that we develop, or that companies we acquire are developing, may be delayed or may not meet our forecasts, which may negatively affect our monetization strategy. If we are unable to implement successful monetization strategies for our mobile games, our ability to grow revenue and our financial performance will be negatively affected.

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

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Traditionally, bookings from existing games decline over time. For example, in 2013, bookings declined 38% from 2012. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. For example, we recently announced that we will launch a mobile version of Farmville 2 in the second quarter of 2014, however there is a risk that we may not launch the game according to schedule, or that the game does not attract and retain a significant number of players, which would lead to a negative effect on our business.

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

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

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

The acquisition of NaturalMotion Limited is significant to us, and the anticipated benefits of the acquisition could be impacted by a number of risks specific to NaturalMotion’s business, as well as by risks related to the integration process.

On February 11, 2014, we completed our acquisition of NaturalMotion Limited. The process of integrating NaturalMotion’s operations into our operations could result in unforeseen operating difficulties, absorb significant management attention, and require significant resources that would otherwise be available for the ongoing development of our existing operations. Particular significant risks and challenges include:

•	lack of employee retention stemming from the acquisition;

•	NaturalMotion’s games may not succeed or perform as we anticipated;

•	NaturalMotion’s pipeline of future products under development may take longer than predicted to launch or may fail to launch at all;

•	the difficulty of integrating NaturalMotion’s tools and technology into our current and future mobile products; and

•	the risk that the implementation of our existing models and mechanics fails to enhance NaturalMotion’s products.

If we are unsuccessful in addressing these risks and challenges it would adversely harm our business and prospects.

Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired businesses, personnel and technologies in the past and we intend to continue to evaluate and pursue acquisitions and strategic investments. These acquisitions and strategic investments could be material to our financial condition or results of operations.

Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•	significant competition from other game companies as the social game industry consolidates;

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

•	the difficulty in successfully evaluating and utilizing the acquired products, technology, or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•

the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

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

•

our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•

liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. For more information, see Note 5—“Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our prospects may suffer if our network is unsuccessful.

We aspire to expand our network to leverage our existing and new games to bring the best social playing experiences to our audience, starting with our Word with Friends players, and further broaden to other games to ultimately create the best experience for play that includes mobile and web players. If our network fails to engage players or attract advertisers, we may fail to generate sufficient revenue or bookings to justify our investment in the development and operation of our network. We may also encounter technical and operational challenges operating a network.

We are subject to the terms of service of third party social networks and platforms such as Facebook, Apple and Google, where our games are distributed, which may limit our ability to operate or promote our network. For example, under the current terms of service with Facebook, we are limited in our ability to use a Facebook users friends list and Facebook’s communication channels to promote our network. This may limit our ability to reach Facebook users from our network and may limit the number of players that use our network. In December 2012, Facebook amended its standard terms of service to prohibit (i) apps on the Facebook canvas from promoting or linking to game sites other than Facebook and (ii) the use of emails obtained from Facebook to promote or link to desktop web games on platforms other than Facebook. We now are prohibited from cross-promoting traffic to games that are offered on platforms other than Facebook from our games on Facebook. Moreover, we are no longer permitted to use e-mail addresses obtained from Facebook to promote desktop web games that are not on the Facebook platform, subject to certain limited exceptions. If we are not successful in operating, growing and generating revenue from our network, we may not be able to maintain or grow our revenue as anticipated and our financial results could be adversely affected.

Some of our players may make sales or purchases of virtual goods used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

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

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

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

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended December 31, 2013, we had approximately 1.3 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

In 2013 and in early 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. For example, in the second quarter of 2013, we implemented a restructuring plan that included a reduction in work force of approximately 520 employees and the closure of certain office facilities as part of an overall plan to reduce our cost structure. In early 2014, we implemented a restructuring plan that included a reduction in work force of approximately 314 employees and the closure of certain office facilities, as part of an overall plan to reduce our cost structure. This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers, engineers and executives are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining these employees. We have experienced significant turnover in our headcount over the last year, including within our senior management team, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2013, approximately 22% of our employees had been with us for less than one year and approximately 52% for less than two years. In addition, in 2013, three of our executive officers resigned.

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

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released and then meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. This decision to discontinue certain games could negatively impact our operating results in the short term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

If we lose the services of our Chief Executive Officer, founder or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive Officer, Don Mattrick, and our founder, Mark Pincus, are critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Messrs, Mattrick or Pincus or any other member of our senior management team. The loss of our Chief Executive Officer, founder or other members of senior management could harm our business.

An increasing number of individuals are utilizing devices other than personal computers to access the Internet, and versions of our games developed for these devices might not gain widespread adoption, or may not function as intended.

The number of individuals who access the Internet through devices other than a personal computer, such as smart phones, tablets, televisions and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. Certain of our games or versions of our games may not be compelling to players on such devices. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result. To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business will suffer.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

We began operations in April 2007, and became publicly listed in December 2011, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for our products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

We may choose to exit the real money gaming market completely to focus on our core business and, if we elect to participate in this market, our efforts may not be successful.

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

In 2013, we decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions at this time in order to focus our resources and priorities on what we believe is our biggest opportunity, free to play social games. Our decision may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed. In connection with our decision to refocus on our core free to play business, we are evaluating our participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot assure you that we will be able to obtain a license in a timely fashion or that we will be able to obtain a license at all.

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

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing our foreign language offerings. For example, in February 2014 we completed the acquisition of NaturalMotion Limited, a company domiciled in the United Kingdom. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;

•	utilizing, protecting and enforcing our intellectual property rights;

•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects us from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws including without limitation, compliance with the Foreign Corrupt Practices Act;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally;

•	export or import regulations; and

•	trade and tariff restrictions.

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

Competition in our industry is intense.

Our industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop games for networks, on both web and mobile, vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Rovio Mobile Ltd., Supercell Inc., GungHo Online Entertainment, Inc., Kabam and The Walt Disney Company. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Apple Inc., Google Inc. and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

As of December 31, 2013, we had $621.2 million of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion will increase our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. And, in the third quarter of 2013 (as described in Note 6—“Goodwill and Other Intangible Assets”) we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, copyrights, trademarks, service marks, and patents in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, service marks, copyrights, patents and domain names in multiple jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

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

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See the section titled “Legal Matters” included in Note 12—“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our games to our players, or require us to modify our games, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce, U.S. Congress, and various State Attorneys General are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has proposed reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We began operations in 2007 and have grown rapidly. While our administrative and technical systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, age verification, underage players or the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our game features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our players share with us.

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

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our casino-themed games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. Our business includes real money online poker and casino games offerings in the United Kingdom through an agreement with bwin.party. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Although we are not planning to seek any direct licenses in Nevada or other jurisdictions in the U.S., our partnership with bwin.party in the United Kingdom continues as we evaluate its results.

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

Companies and governmental agencies may restrict access to Facebook, our website, mobile applications or the Internet generally, which could lead to the loss or slower growth of our player base.

Our players generally need to access the Internet and in particular Facebook and our website to play our games. Companies and governmental agencies could block access to Facebook, our website, mobile applications or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, our website or other social platforms. For example, the government of the People’s Republic of China has blocked access to Facebook in China. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.

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

As we continue to expand our international operations, such as our recent acquisition of NaturalMotion Limited, a company domiciled in the U.K., we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from players who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results.

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

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman and Chief Product Officer, beneficially owned approximately 63% of the total voting power of our outstanding capital stock as of December 31, 2013. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between December 31, 2012 and December 31, 2013, the stock price of our Class A common stock has ranged from $2.34 to $4.55. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	our announcement of significant transactions;

•	announcements related to our stock repurchase program;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the activities, public announcements and financial performance of our commercial partners, such as Facebook;

•

fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our Class A, Class B and Class C common stock that are issued and outstanding;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters’ included in Note 12 — “Commitments and Contingencies” in the notes to the consolidated financial statements. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of December 31, 2013, we had repurchased approximately $21.1 million of our Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

If the existing holders of our Class B common stock particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock which vest over three years at a rate of 40% after one year and 30% on each of the second and third anniversaries. In addition, certain holders of our

Class B common stock will be entitled to rights with respect to the registration of such shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price of our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market, following the release of lock-up agreements, the filing of additional registration statements, or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our San Francisco, California corporate headquarters, an office building of approximately 660,000 square feet. We use approximately 450,000 square feet for our operations and lease most of the remainder to third-party, non-affiliated, tenants under leases that range in terms from month-to-month to terms through 2021. The San Francisco facility currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in San Francisco, California; Carlsbad, California; Los Angeles, California; New York, New York; Eugene, Oregon; Portland, Oregon; Austin, Texas; Allen, Texas; Chicago, Illinois; Lake Mary, Florida; and Seattle, Washington. We lease office and data center space in California and Virginia. We lease offices for our foreign operations in: Victoria, Canada; Toronto, Canada; Beijing, China; Bielefeld-Sennestadt, Germany; Mainz, Germany; Bangalore, India; Dublin, Ireland; London, England; and Luxembourg City, Luxembourg. These additional domestic and international facilities total approximately 270,000 square feet, excluding restructured properties.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 13 — “Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

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

	High	Low
Fourth Quarter 2012	$2.90	$2.09
First Quarter 2013	$4.03	$2.34
Second Quarter 2013	$3.63	$2.50
Third Quarter 2013	$3.90	$2.72
Fourth Quarter 2013	$4.55	$3.32

Our Class B common stock and Class C common stock are not listed nor traded on any stock exchange, but are convertible into shares of our Class A common stock.

Holders of Record

As of December 31, 2013, there were approximately 41 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $3.80 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2013, there were approximately 807 stockholders of record of our Class B common stock, and Mr. Pincus, Chairman of our Board of Directors, remains the only holder of Class C common stock.

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

All of our stock repurchases during fiscal year 2013 were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. As of December 31, 2013, we had repurchased an aggregate of 3.4 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.74 per share for a total of $9.3 million, all of which were repurchased after December 3, 2012. The remaining amount available for the repurchase of our Class A common stock was $178.9 million as of December 31, 2013. No repurchases were made in the three months ended December 31, 2013.

The following table provides information with respect to our repurchases of 3.4 million shares of our Class A common stock during 2012 and 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount $ of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum $ Amount of Share May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2012	—	—	—	—
November 1 – November 30, 2012	—	—	—	—
December 1 – December 31, 2012	4,961,802	$2.36	$11,755,842	$188,244,158
January 1 – January 30, 2013	1,001,683	$2.43	$2,432,278	$185,811,880
February 1 – February 28, 2013	—	—	—	—
March 1 – March 31, 2013	—	—	—	—
April 1 – April 30, 2013	—	—	—	—
May 1 – May 31, 2013	—	—	—	—
June 1 – June 30, 2013	—	—	—	—
July 1 – July 31, 2013	110,000	$3.00	$330,209	$185,481,671
August 1 – August 30, 2013	1,925,389	$2.88	$5,550,322	$179,931,216
September 1 – September 30, 2013	335,578	$2.95	$989,690	$178,941,525
October 1 – October 31, 2013	—	—	—	—
November 1 – November 30, 2013	—	—	—	—
December 1 – December 31, 2013	—	—	—	—

Total	8,334,452	$2.53	$21,058,342	$178,941,658

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Zynga Inc. under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

The following graph compares, for the year ended December 31, 2013, the cumulative total stockholder return for Zynga’s Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100. The measurement points in the graph below are December 16, 2011 (the first trading day of our Class A common stock on the NASDAQ Global Select Market) and the last trading day of the fiscal year ended December 31, 2013. The graph assumes that $100 was invested on December 16, 2011 in the Class A common stock of Zynga Inc., the S&P 500 Index and the NASDAQ 100 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 as well as the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the 12 months ended December 31, 2010 and 2009, as well as the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share, user and ABPU data)
Consolidated Statements of Operations Data:
Revenue:
Online game	$759,572	$1,144,252	$1,065,648	$574,632	$85,748
Advertising	113,694	137,015	74,452	22,827	35,719

Total revenue	873,266	1,281,267	1,140,100	597,459	121,467
Costs and expenses:
Cost of revenue	248,358	352,169	330,043	176,052	56,707
Research and development	413,001	645,648	727,018	149,519	51,029
Sales and marketing	104,403	181,924	234,199	114,165	42,266
General and administrative	162,918	189,004	254,456	32,251	24,243
Impairment of intangible assets	10,217	95,493	—	—	—

Total costs and expenses	938,897	1,464,238	1,545,716	471,987	174,245

Income (loss) from operations	(65,631)	(182,971)	(405,616)	125,472	(52,778)
Interest income	4,148	4,749	1,680	1,222	177
Other income (expense), net	(3,386)	18,647	(2,206)	365	(209)

Income (loss) before income taxes	(64,869)	(159,575)	(406,142)	127,059	(52,810)
Provision for (benefit from) income taxes	(27,887)	49,873	(1,826)	36,464	12

Net income (loss)	$(36,982)	$(209,448)	$(404,316)	$90,595	$(52,822)

Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	—	4,590	—
Net income attributable to participating securities	—	—	—	58,110	—

Net income (loss) attributable to common stockholders	$(36,982)	$(209,448)	$(404,316)	$27,895	$(52,822)

Net income (loss) per share attributable to common stockholders
Basic	$(0.05)	$(0.28)	$(1.40)	$0.12	$(0.31)

Diluted	$(0.05)	$(0.28)	$(1.40)	$0.11	$(0.31)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	799,794	741,177	288,599	223,881	171,751
Diluted	799,794	741,177	288,599	329,256	171,751
Other Financial and Operational Data:
Bookings(1)	$716,176	$1,147,627	$1,155,509	$838,896	$328,070
Adjusted EBITDA(2)	$46,549	$213,233	$303,274	$392,738	$168,187
Average DAUs (in millions)(3)	37	63	57	56	41
Average MAUs (in millions)(4)	171	302	233	217	153
Average MUUs (in millions)(5)	112	180	151	116	86
ABPU(6)	$0.053	$0.050	$0.055	$0.041	$0.035

(1)	See the section titled “Non-GAAP Financial Measures” below for how we define and calculate bookings, a reconciliation between bookings and revenue, the most directly comparable GAAP financial measure and a discussion about the limitations of bookings and adjusted EBITDA.
(2)	See the section titled “Non-GAAP Financial Measures” below for how we define and calculate adjusted EBITDA, a reconciliation between adjusted EBITDA and net income (loss), the most directly comparable GAAP financial measure and a discussion about the limitations of bookings and adjusted EBITDA.
(3)	DAUs is the number of individuals who played one of our games during a particular day, as recorded by our internal analytics systems. Average DAUs is the average of the DAUs for each day during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—DAUs” for more information on how we define and calculate DAUs. This reflects 2009 data commencing on July 1, 2009.
(4)	MAUs is the number of individuals who played a particular game during a 30-day-period, as recorded by our internal analytics systems. Average MAUs is the average of the MAUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MAUs” for more information on how we define and calculate MAUs. This reflects 2009 data commencing on July 1, 2009.
(5)	MUUs is the number of unique individuals who played any of our games on a particular platform during a 30-day period, as recorded by our internal analytics systems. Average MUUs is the average of the MUUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MUUs” for more information on how we define and calculate MUUs. This reflects 2009 data commencing on July 1, 2009.
(6)	ABPU is defined as (i) our total bookings in a given period, divided by (ii) the number of days in that period, divided by (iii) the average DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—ABPU” for more information on how we define and calculate ABPU. This reflects 2009 data commencing on July 1, 2009.

Stock-based expense included in the statements of operations data above was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenue	$468	$12,116	$17,660	$2,128	$443
Research and development	61,931	200,640	374,920	10,242	1,817
Sales and marketing	8,079	24,684	81,326	7,899	518
General and administrative	13,915	44,546	126,306	5,425	1,212

Total stock-based compensation	$84,393	$281,986	$600,212	$25,694	$3,990

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,541,970	$1,652,313	$1,917,606	$738,090	$199,958
Property and equipment, net	348,793	466,074	246,740	74,959	34,827
Working capital	964,897	975,225	1,355,224	385,564	(12,496)
Total assets	2,279,085	2,576,320	2,516,646	1,112,572	258,848
Deferred revenue	189,915	347,005	480,645	465,236	223,799
Total stockholders’ equity (deficit)	1,877,271	1,825,503	1,749,539	482,215	(21,478)

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

The following table is a reconciliation of revenue to bookings for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$873,266	$1,281,267	$1,140,100	$597,459	$121,467
Change in deferred revenue	(157,090)	(133,640)	15,409	241,437	206,603

Bookings	$716,176	$1,147,627	$1,155,509	$838,896	$328,070

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided below a reconciliation between adjusted EBITDA and net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure we use to evaluate our financial and operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(36,982)	$(209,448)	$(404,316)	$90,595	$(52,822)
Provision for (benefit from) income taxes	(27,887)	49,873	(1,826)	36,464	12
Other income (expense), net	3,386	(18,647)	2,206	(365)	209
Interest income	(4,148)	(4,749)	(1,680)	(1,222)	(177)
Gain (loss) from legal settlements	—	3,024	(2,145)	(39,346)	—
Depreciation and amortization	129,047	141,479	95,414	39,481	10,372
Stock-based expense	84,393	281,986	600,212	25,694	3,990
Impairment of intangible assets	10,217	95,493	—	—	—
Acquisition-related contingent consideration	930	—	—	—	—
Restructuring expense	44,683	7,862	—	—	—
Change in deferred revenue	(157,090)	(133,640)	15,409	241,437	206,603

Adjusted EBITDA	$46,549	$213,233	$303,274	$392,738	$168,187

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•

bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•

adjusted EBITDA does not include other income expense (net), which includes foreign exchange gains and losses, interest income and the net gain on the termination of our lease and purchase of our corporate headquarters building;

•	adjusted EBITDA excludes depreciation and amortization of intangible assets and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired and does not include acquisition-related contingent consideration;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements or restructuring expense; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings and adjusted EBITDA along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a leading online social game developer with approximately 112 million average MAUs for the three months ended December 31, 2013. We have launched some of the most successful social games in the industry. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising services.

We are a pioneer and innovator of social games and a leader in making play a core activity on the Internet. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, compared to all players who play our games in any period, only a small portion of our players are payers. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players.

The games that constitute our top games vary over time but historically the top three revenue-generating games in any period contributed the majority of our revenue. Our top three games accounted for 54%, 55% and 57% of our online game revenue in 2013, 2012 and 2011, respectively. The percentage of online game revenue related to our top three games has declined during these periods as we continue to launch new games. These more recently launched games increased our total online game revenue without necessarily being included as a top three game.

During 2013 we drove efficiencies to properly align our cost-structure with our key strategic initiatives and to better position us to execute on our strategy and achieve long-term growth. Our headcount decreased from 3,058, as of December 31, 2012, to 2,034, as of December 31, 2013, we began to consolidate certain facilities and data centers, and reduced our total costs and expenses by $525.3 million in 2013. We continue to invest in game development, creating both new games and new features and content in existing games designed to engage our players on the web and on mobile devices.

On February 11, 2014, we completed the acquisition of 100% of the equity interests in NaturalMotion, pursuant to the share purchase agreement, dated January 30, 2014, by and among us, Zynga Game International Limited, NaturalMotion, NaturalMotion’s shareholders and Shareholder Representative Services LLC, as sellers’ representative. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock.

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

Online Game. We provide our players with the opportunity to purchase virtual goods that enhance their game-playing experience. We believe players choose to pay for virtual goods for the same reasons they are willing to pay for other forms of entertainment. They enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual goods when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual goods. Players may also elect to pay a one-time download fee to obtain certain mobile games free of third-party advertisements.

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform. For example, for the twelve months ended December 31, 2013 and 2012, we estimate that 69% and 81% of our bookings, respectively, were generated through the Facebook platform, while 27% and 18% of our bookings, respectively, were generated through mobile platforms. For the twelve months ended December 31, 2013 and 2012, we estimate that 75% and 86% of our revenue, respectively, was generated through the Facebook platform, while 24% and 13% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

We began migrating to Facebook Credits in July 2010 pursuant to an addendum to Facebook’s standard terms and conditions, and in April 2011, we completed this migration. Contractually, Facebook remitted to us an amount equal to 70% of the face value of Facebook credits for each Facebook credit redeemed in our games, and we recognize revenue net of amounts retained by Facebook. Prior to our transition from Facebook Credits to Facebook’s local currency-based payment model, our players were able to purchase Facebook Credits from Facebook directly through our games or through game cards purchased from retailers and distributors.

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and instead support pricing in local currencies. In July 2013, Facebook began to transition away from Facebook Credits to Facebook’s local currency-based payments program. We completed the transition in full in the fourth quarter of 2013. For all payment transactions in our games under Facebook’s local currency payments model, Facebook remits to us an amount equal to 70% of the price we requested to be charged to our players

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including credit cards, PayPal, Apple iTunes accounts, Google Wallet and direct wires.

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

Key Financial Metrics

Bookings. Bookings is as defined in the section titled “—Non-GAAP Financial Measures” included in “Item 6. Selected Consolidated Financial and Other Data” of this Annual Report on Form 10-K, is the fundamental top-line metric we use to manage our business, as we believe it is a better indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we believe provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

For a reconciliation of net income (loss) to adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” included in “Item 6. Selected Consolidated Financial and Other Data” of this Annual Report on Form 10-K.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(users and payers in millions)
Average DAUs	27	30	39	52	56	60	72	65
Average MAUs	112	133	187	253	298	311	306	292
Average MUUs	80	97	123	150	167	177	192	182
Average MUPs	1.3	1.6	1.9	2.5	2.9	2.9	4.1	3.5
ABPU	$0.060	$0.055	$0.053	$0.049	$0.051	$0.047	$0.046	$0.055

Average DAUs, MAUs and MUUs declined in each consecutive quarter in 2013, and declined when comparing the three months ended December 31, 2013 to December 31, 2012. We have seen declines in users for our existing games, and our new game launches during 2013 did not grow sufficiently to offset the declines in users for our existing games. In addition, MUPs declined in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, as payers in Zynga Poker, FarmVille 2 and ChefVille contributed more MUPs in 2012 than in 2013. ABPU increased in each of the last three quarters of 2013 compared to the prior quarter due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
Average monthly unique payer bookings (in thousands)(1)	$37,432	$39,535	$50,657	$64,028	$72,867	$71,760	$86,282	$96,277
Average MUPs (in millions)	1.3	1.6	1.9	2.5	2.9	2.9	4.1	3.5
Monthly unique payer bookings per MUP(2)	$28	$25	$26	$26	$25	$25	$21	$28

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings decreased in each quarter during 2013 due to the decline in bookings and users in our existing games that were not offset by growth from new game launches. Monthly unique payer bookings per MUP increased to $28 in the fourth quarter of 2013 due to MUP decreasing faster than unique payer bookings for the period. Average MUPs decreased from 2.5 million in the first quarter of 2013 to 1.3 million in the fourth quarter of 2013. In periods with more mobile game launches we have seen higher MUPs without a significant increase in average monthly unique payer bookings due to the inclusion of payers who make one-time download payments for the ad-free version of our game within our reported MUPs.

Although we monitor our unique payer metrics, we focus on monetization, including through in-game advertising, of all of our players and not just our payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term.

Recent Developments

•

Game Launches. We launched several new games in 2013, including Hidden Shadows, Ninja Kingdom and Hit it Rich on web platforms and Stampede Run, What’s the Phrase, Draw Something 2 and CastleVille Legends on mobile platforms.

•

Operating Results. Our operating results generally declined in 2013 as compared to 2012. Total bookings decreased by 38% and adjusted EBITDA decreased by 78% compared to 2012. These results primarily reflect weakness and declines in our existing games and the lack of successful launches of new hit games. We have reduced our total costs and expenses by $525.3 million in 2013, reflecting our focus on driving efficiencies during this period where players are using mobile devices more frequently.

•	Mobile Growth. In 2013, we saw 9% and 11% year-over-year growth in bookings and revenue, respectively, on mobile platforms as our players continued to play our games on their phones and tablets.

•

RMG. In April 2013, we launched our first real money gaming (RMG) offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom through our agreement with bwin.party digital entertainment plc (“bwin.party”). Although we are still exploring our options with respect to real money gaming, including with our partner, bwin.party in the United Kingdom, in July 2013, we decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions at this time in order to focus our resources and priorities against the growing market in free, social gaming, including social casino offerings.

•

Changes in Executive Team and Board of Directors. In July 2013, Don A. Mattrick replaced Mark Pincus as our Chief Executive Officer and was appointed as a director. Mr. Pincus continues to serve as Chairman of the Board and Chief Product Officer of the Company. Additionally, Mr. Pincus and Mr. Mattrick were appointed to a newly formed Executive Committee of the Board of Directors, (the “Board”), the Executive Committee, which serves as an administrative committee of the Board to facilitate approval of certain corporate actions in the intervals between full meetings of the Board. Subject to certain limitations set forth in its charter, the Executive Committee will serve to manage our operations and affairs between Board meetings, and will report to the full Board.

In June of 2013, Owen Van Natta resigned from his position as a director of the Company.

During 2013, three members of our executive management team, Reginald Davis, David Ko and Cadir Lee, left the Company.

In the fourth quarter of 2013, we hired Clive Downie, as our Chief Operating Officer.

•

2013 Restructuring. In 2013, we implemented restructuring plans that included a reduction in work force of approximately 550 employees and the closure of certain data center facilities and offices as part of an overall plan to reduce our long term cost structure. In total, we recorded restructuring charges of $44.7 million in 2013.

•

Stock Repurchase Program. In October 2012, our Board authorized a program for the repurchase of our common stock in an amount of up to $200 million. During 2013, we repurchased approximately 3.4 million shares of our common stock for $9.3 million under our 2012 program, and as of December 31, 2013, the remaining authorized amount of stock repurchases that may be made under the program was $178.9 million.

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

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new mobile and web games and the release of fresh content and new features in existing games. Our future success depends on our ability to launch successful new hit titles on mobile platforms. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.050 in the twelve months ended December 31, 2012 to $0.053 in the twelve months ended December 31, 2013, due to a decline in DAU of non-paying players (versus paying players) who do not contribute to online game bookings and due to a lower decline in advertising bookings as compared to the decline in DAU. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively, on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results. We may incur increased player acquisition costs as our ability to cross-promote traffic to games that are offered on platforms other than Facebook, for example, games offered on Zynga.com, as well as our RMG offerings with bwin.party, are limited by Facebook’s standard terms of service, subject to certain exceptions.

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

Stock-based expense. Prior to our initial public offering (the “IPO”), we granted restricted stock units, (“ZSUs”), to our employees that generally vested upon the satisfaction of both a service-period condition of up to four years and a liquidity event condition, the latter of which was satisfied upon our initial public offering. Because the liquidity event condition was not met until our IPO, prior to the fourth quarter of 2011, we had not recorded any expense related to our ZSUs. In the twelve months ended December 31, 2013, we recognized $54.7 million, of stock-based expense related to ZSUs compared to $204.7 million in the twelve months ended December 31, 2012 and $510.0 million in the twelve months ended December 31, 2011.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In 2013, in addition to experiencing employee attrition, we also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2013	2012	2011
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	28	27	29
Research and development	48	50	64
Sales and marketing	12	14	21
General and administrative	19	15	22
Impairment of intangible assets	1	7	—

Total costs and expenses	108	113	136

Income (loss) from operations	(8)	(13)	(36)
Interest income	—	—	—
Other income (expense), net	—	1	—

Income (loss) before income taxes	(8)	(12)	(36)
Provision for (benefit from) income taxes	(3)	4	(1)

Net income (loss)	(5)%	(16)%	(35)%

Revenue

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Revenue by type:
Online game	$759,572	$1,144,252	$1,065,648	(34)%	7%
Advertising	113,694	137,015	74,452	(17)%	84%

Total revenue	$873,266	$1,281,267	$1,140,100	(32)%	12%

2013 Compared to 2012. Total revenue decreased $408.0 million in 2013 as a result of a decline in both online game and advertising revenue. Bookings decreased by $431.5 million from 2012 to 2013 due to declines in existing games and the lack of successful new launches to offset these declines. ABPU increased from $0.050 in 2012 to $0.053 in 2013, while DAUs decreased from 63 million in 2012 to 37 million in 2013 and MUPs decreased from 3.4 million in 2012 to 1.8 million in 2013.

Online game revenue decreased $384.7 million in 2013 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, CityVille, FrontierVille, CastleVille and Zynga Poker in the amounts of $152.1 million, $112.6 million, $60.4 million, $59.4 million and $54.7 million, respectively. The decreases in online game revenue from FarmVille, CityVille, FrontierVille, Zynga Poker and CastleVille were due to overall decay rate in bookings and audience metrics in these games. The decreases in online game revenue were partially offset by increases in online game revenue of $118.0 million and $32.9 million from FarmVille 2 and ChefVille, respectively, which were the result of the launch of these games in September 2012 and August 2012, respectively. All other games accounted for the remaining net decrease of $96.4 million.

International revenue as a percentage of total revenue was 40% and 41% in 2013 and 2012, respectively.

In 2013, Zynga Poker, FarmVille 2 and FarmVille were our top three revenue-generating games and comprised 21%, 17%, and 16%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 29% and 30% of online game revenue 2013 and 2012, respectively. Durable virtual goods accounted for 71% and 70% of online game revenue in 2013 and 2012, respectively. The estimated weighted-average life of durable virtual goods was 12 months in 2013 and 2012. In addition, changes in our estimated average life of durable virtual goods during 2013 for various games resulted in an increase in revenue of $12.3 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For 2012, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $14.1 million.

Advertising revenue decreased $23.3 million from 2012 to 2013, due to a $14.1 million decrease in in-game sponsorships, a $6.0 million decrease in in-game offers, engagement ads and other advertising revenue and a $3.4 million decrease in licensing revenue, offset by an increase of $0.2 million from in-game display ads. These declines may be attributed to declines in our DAUs in 2013.

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

In 2012, FarmVille, Zynga Poker and CityVille, were our top revenue-generating games and comprised 24%, 19%, and 12%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 30% and 29% of online game revenue 2012 and 2011, respectively. Durable virtual goods accounted for 70% and 71% of online game revenue in 2012 and 2011, respectively. The estimated weighted-average life of durable virtual goods was 12 months in 2012 compared to 15 months in 2011. In addition, changes in our estimated average life of durable virtual goods during 2012 for various games resulted in an increase in revenue of $14.1 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For 2011, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $53.9 million.

Advertising revenue increased $62.6 million from 2011 to 2012 due to a $62.3 million increase in in-game display ads, a $7.9 million increase in licensing revenue, and a $9.0 million increase in in-game sponsorship revenue, offset by a decrease of $16.6 million from in-game offers, engagement ads and other advertising revenue.

Cost of revenue

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Cost of revenue	$248,358	$352,169	$330,043	(29)%	7%

2013 Compared to 2012. Cost of revenue decreased $103.8 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $47.0 million in third party hosting expense due to increased usage of our own datacenters, a decrease of $24.6 million in third party customer service expense which is in line with the decline in DAUs and the discontinuance of certain games, a decrease of $11.6 million in stock-based expense primarily due to forfeiture credits resulting from employee attrition, a decrease of $9.3 million in depreciation and amortization expense, and a decrease of $7.9 million in payment processing fees.

2012 Compared to 2011. Cost of revenue increased $22.1 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The increase was primarily attributable to an increase of $31.5 million in depreciation and amortization expense related to property and equipment acquired to support our network infrastructure and acquired intangibles, an increase of $24.6 million in third-party payment processing fees and an increase of $5.3 million in consulting costs primarily related to third-party customer support. These increases in costs of revenue were partially offset by a decrease of $30.4 million in maintenance and hosting costs in the twelve months ended December 31, 2012, and a decrease of $5.5 million in stock-based expense mainly due to expense recognized related to ZSUs. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011 upon the completion of the IPO.

Research and development

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Research and development	$413,001	$645,648	$727,018	(36)%	(11)%

2013 Compared to 2012. Research and development expenses decreased $232.6 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $138.7 million decrease in stock-based expense primarily due to forfeiture credits resulting from employee attrition and an $87.0 million decrease in headcount-related expenses.

2012 Compared to 2011. Research and development expenses decreased $81.4 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a $174.3 million decrease in stock-based expense. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011 upon the completion of the IPO. These decreases were partially offset by an increase of $66.2 million in headcount-related expenses, an increase of $10.7 million in facilities and other overhead support costs and an increase of $8.1 million in consulting costs.

Sales and marketing

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Sales and marketing	$104,403	$181,924	$234,199	(43)%	(22)%

2013 Compared to 2012. Sales and marketing expenses decreased $77.5 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $41.6 million decrease in player acquisition costs which declined along with our overall spending during 2013 due to declines in bookings and DAUs, a $16.6 million decrease in stock-based expense primarily due to forfeiture credits resulting from employee attrition, a $9.0 million decrease in headcount related expenses, and $4.3 million decrease in third party consulting service expense.

2012 Compared to 2011. Sales and marketing expenses decreased $52.3 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The decrease was primarily attributable to $56.6 million decrease in stock-based expense. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011 upon the completion of the IPO. Additionally, there was a $3.5 million decrease in marketing costs offset by a $4.2 million increase in headcount-related expenses, and a $2.6 million increase in amortization from acquired intangibles, as compared to the same period of the prior year.

General and administrative

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
General and administrative	$162,918	$189,004	$254,456	(14)%	(26)%

2013 Compared to 2012. General and administrative expenses decreased $26.1 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $30.6 million decrease in stock-based expense primarily due to forfeiture credits resulting from employee attrition, an $11.0 million decrease in headcount-related expenses, offset by a $17.6 million increase in restructuring expense.

2012 Compared to 2011. General and administrative expenses decreased $65.5 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $81.8 million in stock-based expense. Stock-based expense associated with ZSUs in 2012 did not include the IPO related catch-up of expense, which had been recognized in 2011 upon the completion of the IPO. Additionally, there was a decrease of $10.2 million in allocated facilities and overhead costs, offset by a $12.0 million increase in depreciation and amortization, and a $15.6 million increase in consulting expense, as compared to the same period of the prior year.

Interest income

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Interest income	$4,148	$4,749	$1,680	(13)%	183%

2013 Compared to 2012. Interest income decreased $0.6 million in the twelve months ended December 31, 2013. The decrease was primarily attributed to lower marketable security balances in 2013 compared to 2012.

2012 Compared to 2011. Interest income increased $3.1 million in the twelve months ended December 31, 2012. The increase was primarily attributable to the increase in our cash and marketable securities balance driven by the increase in cash flows from operations and proceeds from our IPO in December 2011.

Other income (expense), net

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Other income (expense), net	$(3,386)	$18,647	$(2,206)	NM	NM

2013 Compared to 2012. Other income (expense), net decreased $22.0 million in the twelve months ended December 31,2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $19.9 million net gain recognized from the termination of our lease and purchase of our corporate headquarters in 2012. In addition, we recorded a $2.4 million loss in the twelve months ended December 31, 2013 as a result of the termination of our interest rate swap.

2012 Compared to 2011. Other income (expense), net increased $20.9 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. The increase was primarily attributable to a $19.9 million net gain recognized from the termination of our lease and purchase of our corporate headquarters.

Provision for (benefit from) income taxes

	Year Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands)
Provision for (benefit from) income taxes	$(27,887)	$49,873	$(1,826)	NM	NM

2013 Compared to 2012. The provision for income taxes decreased by $77.8 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. This decrease was attributable primarily to a benefit of $12.4 million recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit retroactive to January 1, 2012, a benefit of $16.3 million recorded in the second quarter related to changes in the estimated jurisdictional mix of earnings, and tax expense of $85.0 million related to the cost of fully implementing our international structure in the fourth quarter of 2012, partially offset by the $39.1 million tax impact of the impairment charges recorded in the third quarter of 2012.

2012 Compared to 2011. The provision for income taxes increased by $51.7 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year. This increase was attributable in part to a reduction in the pre-tax worldwide loss of $246.6 million in the twelve months ended December 31, 2012 as well as the cost of acquisitions, the cost of fully implementing our international structure and a current year valuation allowance offsetting a portion of our net deferred tax assets.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of revenue for each of the eight quarters ended December 31, 2013 (certain items may not reconcile due to rounding). We also present other financial and operations data, and a reconciliation of revenue to bookings and net income (loss) to adjusted EBITDA, for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Online game	$152,310	$174,370	$203,326	$229,566	$274,337	$285,587	$291,548	$292,780
Advertising	24,052	28,210	27,409	34,023	36,828	31,050	40,945	28,192

Total Revenue	176,362	202,580	230,735	263,589	311,165	316,637	332,493	320,972

Costs and expenses:
Cost of revenue	58,876	59,011	61,077	69,394	77,056	90,150	94,841	90,122
Research and development	78,475	81,023	124,322	129,181	131,847	155,609	171,316	186,876
Sales and marketing	24,763	21,170	31,163	27,307	32,446	36,586	56,055	56,837
General and administrative	41,725	34,012	44,541	42,640	32,206	35,353	48,730	72,715
Impairment of intangible assets	—	10,217	—	—	—	95,493	—	—

Total costs and expenses	203,839	205,433	261,103	268,522	273,555	413,191	370,942	406,550

Income (loss) from operations	(27,477)	(2,853)	(30,368)	(4,933)	37,610	(96,554)	(38,449)	(85,578)

Net income (loss)	$(25,242)	$(68)	$(15,805)	$4,133	$(48,561)	$(52,725)	$(22,811)	$(85,351)

Earnings per share—basic and diluted	$(0.03)	$0.00	$(0.02)	$0.01	$(0.06)	$(0.07)	$(0.03)	$(0.12)

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	33	29	26	26	25	28	29	28
Research and development	45	40	54	49	42	49	52	58
Sales and marketing	14	10	14	10	10	12	17	18
General and administrative	24	17	19	17	10	11	14	23
Impairment of intangible assets	—	5	—	—	—	30	—	—

Total costs and expenses	116	101	113	102	87	130	112	127

Income (loss) from operations	(16)	(1)	(13)	(2)	13	(30)	(12)	(27)

Net income (loss)	(14)%	—	(7)%	2%	(16)%	(17)%	(7)%	(27)%

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(dollars in thousands, except ABPU data)
Other Financial and Operations Data:
Bookings	$146,677	$152,106	$187,578	$229,815	$261,269	$255,606	$301,588	$329,164
Adjusted EBITDA	$2,603	$6,901	$8,310	$28,735	$45,018	$16,154	$65,309	$86,752
Average DAUs (in millions)	27	30	39	52	56	60	72	65
Average MAUs (in millions)	112	133	187	253	298	311	306	292
Average MUUs (in millions)	80	97	123	150	167	177	192	182
Average MUPs (in millions)	1.3	1.6	1.9	2.5	2.9	2.9	4.1	3.5
ABPU	$0.060	$0.055	$0.053	$0.049	$0.051	$0.047	$0.046	$0.055

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$176,362	$202,580	$230,735	$263,589	$311,165	$316,637	$332,493	$320,972
Change in deferred revenue	(29,685)	(50,474)	(43,157)	(33,774)	(49,896)	(61,031)	(30,905)	8,192

Bookings	$146,677	$152,106	$187,578	$229,815	$261,269	$255,606	$301,588	$329,164

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(25,242)	$(68)	$(15,805)	$4,133	$(48,561)	$(52,725)	$(22,811)	$(85,351)
Provision for (benefit from) income taxes	(241)	(891)	(17,989)	(8,766)	86,290	(43,035)	6,696	(78)
Other income (expense), net	(1,079)	(929)	4,531	863	1,111	350	(21,250)	1,142
Interest income	(915)	(965)	(1,105)	(1,163)	(1,230)	(1,144)	(1,084)	(1,291)
Restructuring expense	7,366	6,769	25,089	5,459	7,862	—	—	—
Gain on legal settlements	—	—	—	—	1,150	985	—	889
Depreciation and amortization	32,142	33,986	30,858	32,061	33,430	39,444	39,207	29,398
Impairment of intangible assets	—	10,217	—	—	—	95,493	—	—
Acquisition-related contingent consideration	930	—	—	—	—	—	—	—
Stock-based expense	19,327	9,256	25,888	29,922	14,862	37,817	95,456	133,851
Change in deferred revenue	(29,685)	(50,474)	(43,157)	(33,774)	(49,896)	(61,031)	(30,905)	8,192

Adjusted EBITDA	$2,603	$6,901	$8,310	$28,735	$45,018	$16,154	$65,309	$86,752

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(7,813)	$(98,054)	$(238,091)
Depreciation and amortization	129,047	141,479	95,414
Cash flows provided by operating activities	$28,674	$195,767	$389,172
Cash flows provided by (used in) investing activities	147,476	(1,496,934)	(63,455)
Cash flows provided by (used in) financing activities	(95,818)	104,818	1,068,844

As of December 31, 2013, we had cash, cash equivalents and marketable securities of approximately $1.54 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities. For the full year ended December 31, 2013, we made capital expenditures of $7.8 million, which included investments in network infrastructure to support our growth.

In addition, in October 2012, our Board authorized a program for the repurchase of our common stock in an amount of up to $200 million. During the twelve months ended December 31, 2013, we repurchased approximately 3.4 million shares of our common stock for $9.3 million under our 2012 program, and as of

December 31, 2013, the remaining authorized amount of stock repurchases that may be made under the program was $178.9 million. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors.

Operating Activities

Operating activities provided $28.7 million of cash during the twelve months ended December 31, 2013, as our net loss of $37.0 million in the twelve months ended December 31, 2012 is adjusted to exclude non-cash items. Significant non-cash items included depreciation and amortization of $129.0 million, stock-based expense of $84.4 million, accretion and amortization on marketable securities of $17.6 million and impairment of intangible assets of $10.2 million. Depreciation and amortization decreased by $12.5 million as compared to the twelve months ended December 31, 2012 as a result of fixed assets that were fully depreciated and disposed of and intangible assets that were fully amortized or impaired in 2013. Stock-based expense decreased by $197.6 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year primarily due to increased forfeiture credits resulting from employee attrition in 2013. Net cash provided by operating activities declined $165.0 million primarily due to changes in our operating assets and liabilities in the twelve months ended December 31, 2013, including a $157.1 million decline in deferred revenue offset by increases in accounts receivable and other assets.

Operating activities provided $195.8 million of cash during the twelve months ended December 31, 2012 as our loss of $209.5 million in the twelve months ended December 31, 2011 is adjusted to exclude non-cash items. Significant non-cash items included stock-based expense of $282.0 million, depreciation and amortization of $141.5 million and impairment of intangible assets of $95.5 million. Stock-based expense was composed primarily of employee ZSU and stock option expense and decreased by $318.2 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year due to expense related to ZSU’s in 2011 as a result of our IPO. Depreciation and amortization increased by $46.1 million as compared to the twelve months ended December 31, 2011 as a result of our continued investment in property and equipment, including the purchase of our corporate headquarters building, and business acquisitions. Changes in our operating assets and liabilities used $67.8 million of cash in the twelve months ended December 31, 2012 , primarily due to a decrease in deferred revenue offset by increases in accounts receivable, other assets and other liabilities. Changes in operating assets and liabilities provided $77.4 million of cash during the twelve months ended December 31, 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable offset by a decrease in income tax receivable.

Operating activities provided $389.2 million of cash in the year ended December 31, 2011. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss in the year ended December 31, 2011 of $404.3 million, which included non-cash stock-based compensation expense of $600.2 million, composed primarily of expense associated with ZSUs that vested upon our IPO, stock awards issued in connection with business acquisitions and expense associated with stock warrants and employee stock options. Non-cash depreciation and amortization expense was $95.4 million during 2011, an increase from prior years due to our continued investment in property and equipment and business acquisitions. Changes in our operating assets and liabilities provided $77.4 million of cash during 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable and a decrease in income tax receivable. The increase in other liabilities was mainly due to an increase of $44.5 million in customer deposits which includes advance payments from certain customers and unredeemed game cards. The favorable components of cash provided by operating activities were partially offset by increases in accounts receivable and other assets. The increases in accounts payable were the result of increased spending due to the growth of our business. The increase in our deferred revenue and accounts receivable was primarily due to our bookings growth in 2011, which increased by $316.6 million from 2010. Additionally, our accounts receivable balance increased as we completed the transition of our primary in-game payment method to Facebook from other payment processors, who generally remitted payments faster. Our income tax receivable balance decreased during 2011 as we received federal and state tax refunds. Our other assets balance increased primarily due to an increase in prepaid expenses, which was driven by the growth of our business during the year.

Investing Activities

Investing activities resulted in a cash inflow of $147.5 million during the twelve months ended December 31, 2013. The primary inflows of cash associated with investing activities were $169.9 million for the sales and maturities of marketable securities, net of purchases. Capital expenditures were $7.8 million for the twelve months ended December 31, 2013, which mainly related to the investment in our data centers and other hardware and software to maintain our datacenter infrastructure. We expect capital expenditures of approximately $30 million in 2014.

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

Financing Activities

For the twelve months ended December 31, 2013, the primary outflow of cash associated with financing activities was $100.0 million for the repayment of debt and $11.2 million of excess tax costs from stock-based awards. We also had a cash inflow of $18.2 million for cash received from the exercise of employee stock options and warrants.

For the twelve months ended December 31, 2012, our primary financing activity was $99.8 million in proceeds from a term loan, net of issuance costs, entered into on June 29, 2012. We also had cash out flows of $26.3 million for tax payments made in connection with the vesting of stock awards and cash received from the exercise of employee stock options and warrants of $17.0 million.

In 2011, we issued 100 million shares of Class A common stock and 34.9 million shares of Series C preferred stock for net proceeds of $961.4 million and $485.3 million, respectively. We repurchased 27.5 million shares of our outstanding capital stock for a total purchase price of $283.8 million and made payments of $83.2 million related to tax withholding obligations and the related net settlement of equity awards during 2011.

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of December 31, 2013, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in 2013, 2012 and 2011.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of December 31, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$31,215
2015	28,359
2016	22,428
2017	13,286
2018 and thereafter	45,814

$141,102

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

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our web games, thus allowing us to recognize revenue related to consumable goods upon consumption for our web-based games. However, for our stand-alone mobile games, we do not have the requisite data to separately account for consumable and durable virtual goods and have therefore recorded mobile revenue ratably over the estimated average payer life. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in some existing games, changes in estimates in average paying payer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

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

From July 2010 through September 2013, Facebook’s proprietary virtual currency, Facebook Credits, was the primary in-game payment method for our games on the Facebook platform. Under the terms of our agreement, Facebook set the price our players pay for Facebook Credits and collected the funds from the sale of Facebook Credits. Facebook’s stated face value of a Facebook Credit is $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remits to us $0.07, which is the amount we recognize as revenue. We recognize revenue net of the amounts retained by Facebook related to Facebook Credits transactions because we do not set the pricing of Facebook Credits sold to the players of our games.

In July 2013, Facebook began to transition payments made on the Facebook platform from Facebook Credits to Facebook’s local currency-based payments program. This transition was completed in the fourth quarter of 2013. Under the terms of our agreement, Facebook remits to us 70% of the price we request to be charged to the game player for each transaction. We continue to recognize revenue net of the amounts retained by Facebook related to Facebook local currency-based payments because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally we do not receive information from Facebook indicating the amount of such discounts offered to our paying players or regarding the actual cash paid by our players to Facebook. Accordingly, we are unable to determine the gross amount paid by our players to Facebook. Prior to the implementation of Facebook Credits in our games, players could purchase our virtual goods through various widely accepted payment methods offered in the games and we recognized revenue based on the transaction price paid by the player.

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

In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment in the first quarter of 2014. We do not expect our adoption of this standard to have a material impact on our financial statements.

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

Stock-Based Expense

Prior to our IPO in December 2011, we granted ZSUs to our employees that generally vest upon the satisfaction of both a service-based condition of up to four years and a liquidity condition, the latter of which was satisfied in connection with our IPO in December 2011. Because the liquidity condition was not satisfied until our IPO, in prior periods, we had not recorded any expense relating to the granting of our ZSUs. In the fourth quarter of 2011, after the IPO, we recognized $510 million of stock-based expense associated with ZSUs that vested in connection with our IPO. This expense is in addition to the stock-based expense we recognize related to outstanding equity awards other than ZSUs as well as expenses related to ZSUs or other equity awards that may be granted in the future.

For ZSUs granted prior to the IPO, and for awards subject to performance conditions, we recognize stock-based expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the IPO, which are only subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

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

The following table presents the weighted-average grant date fair value of stock options and the related assumptions used to estimate the fair value in 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected term, in years	7	6	6
Risk-free interest rates	2.05%	0.67%	2.04%
Expected volatility	49%	62%	64%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$1.82	$1.58	$4.17

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

For our annual impairment analysis performed in the fourth quarter of 2013, our estimates of fair value were based on the market approach, which estimated the fair value of our reporting unit based on the company’s market capitalization. The result of the impairment analysis showed that the estimated fair value of the Company exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents and marketable securities consist of cash, money market funds, U.S. government debt securities and corporate debt securities. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk. Our available-for-sale investments consist of U.S. government and corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $8.5 million as of December 31, 2013. Such losses would only be realized if we sold the investments prior to maturity.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zynga Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zynga Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Zynga Inc. and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited the accompanying consolidated balance sheets of Zynga Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zynga Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zynga Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 21, 2014

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$465,523	$385,949
Marketable securities	659,973	898,821
Accounts receivable, net of allowance of $0 and $160 at December 31, 2013 and December 31, 2012, respectively	65,667	106,327
Income tax receivable	6,943	5,607
Deferred tax assets	16,293	30,122
Restricted cash	3,493	28,152
Other current assets	23,507	29,392

Total current assets	1,241,399	1,484,370
Long-term marketable securities	416,474	367,543
Goodwill	227,989	208,955
Other intangible assets, net	18,282	33,663
Property and equipment, net	348,793	466,074
Other long-term assets	26,148	15,715

Total assets	$2,279,085	$2,576,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,973	$23,298
Other current liabilities	68,866	146,883
Deferred revenue	186,663	338,964

Total current liabilities	276,502	509,145
Long-term debt	—	100,000
Deferred revenue	3,252	8,041
Deferred tax liabilities	—	24,584
Other non-current liabilities	122,060	109,047

Total liabilities	401,814	750,817
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital—authorized shares:
2,020,517; shares outstanding: 832,309 shares (Class A, 685,554, Class B, 126,238, Class C, 20,517) as of December 31, 2013 and 779,250 (Class A, 589,100, Class B, 169,632, Class C, 20,517) as of December 31, 2012	2,823,743	2,725,605
Treasury stock	—	(295,113)
Accumulated other comprehensive income (loss)	(1,046)	(1,447)
Accumulated deficit	(945,426)	(603,542)

Total stockholders’ equity	1,877,271	1,825,503

Total liabilities and stockholders’ equity	$2,279,085	$2,576,320

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Online game	$759,572	$1,144,252	$1,065,648
Advertising	113,694	137,015	74,452

Total revenue	873,266	1,281,267	1,140,100
Costs and expenses:
Cost of revenue	248,358	352,169	330,043
Research and development	413,001	645,648	727,018
Sales and marketing	104,403	181,924	234,199
General and administrative	162,918	189,004	254,456
Impairment of intangible assets	10,217	95,493	—

Total costs and expenses	938,897	1,464,238	1,545,716

Income (loss) from operations	(65,631)	(182,971)	(405,616)
Interest income	4,148	4,749	1,680
Other income (expense), net	(3,386)	18,647	(2,206)

Income (loss) before income taxes	(64,869)	(159,575)	(406,142)
Provision for (benefit from) income taxes	(27,887)	49,873	(1,826)

Net income (loss)	$(36,982)	$(209,448)	$(404,316)

Net income (loss) per share attributable to common stockholders
Basic	$(0.05)	$(0.28)	$(1.40)

Diluted	$(0.05)	$(0.28)	$(1.40)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	799,794	741,177	288,599
Diluted	799,794	741,177	288,599

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(36,982)	$(209,448)	$(404,316)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,586)	(126)	456
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(436)	740	(208)
Net change on unrealized gains (losses) on derivative instruments	2,423	(2,423)	—

Other comprehensive income (loss):	401	(1,809)	248

Comprehensive income (loss):	$(36,581)	$(211,257)	$(404,068)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	OCI	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	276,702	$394,026	291,524	$2	$79,335	$(1,484)	$114	$10,222	$482,215
Exercise of stock options and stock warrants for cash	—	—	27,889	—	2,893	—	—	—	2,893
Issuance of Series C convertible preferred stock, net of issuance costs	34,927	485,300	—	—	—	—	—	—	485,300
Issuance of Series Z convertible preferred stock	1,995	2,105	—	—	—	—	—	—	2,105
Repurchase of preferred and common stock	(8,764)	—	(18,716)	—	(2,500)	(281,270)	—	—	(283,770)
Conversion of convertible preferred stock to common stock	(304,860)	(925,661)	304,860	1	925,660	—	—	—	—
Vesting of ZSUs, net	—	—	16,035	—	(83,090)	(143)	—	—	(83,233)
Issuance of Class A common stock from initial public offering, net of issuance costs	—	—	100,000	1	961,401	—	—	—	961,402
Vesting of common shares following the early exercise of options	—	—	—	—	233	—	—	—	233
Stock-based expense	—	44,230	—	—	555,982	—	—	—	600,212
Tax cost from stock-based expense	—	—	—	—	(13,750)	—	—	—	(13,750)
Net loss	—	—	—	—	—	—	—	(404,316)	(404,316)
Other comprehensive income	—	—	—	—	—	—	248	—	248

Balances at December 31, 2011	—	$—	721,592	$4	$2,426,164	$(282,897)	$362	$(394,094)	$1,749,539

Exercise of stock options	—	—	42,285	1	21,446	—	—	—	21,447
Vesting of ZSUs, net	—	—	25,649	—	(25,807)	(460)	—	—	(26,267)
Issuance of common stock in connection with business acquisitions	—	—	3,208	—	194	—	—	—	194
Cancellation of unvested restricted common stock	—	—	(9,814)	—	—	—	—	—	—
Stock-based expense	—	—	1,291	—	281,986	—	—	—	281,986
Vesting of common stock following the early exercise of options	—	—	—	—	614	—	—	—	614
Repurchase of common stock	—	—	(4,962)	—	—	(11,756)	—	—	(11,756)
Tax benefit from stock-based expense	—	—	—	—	21,003	—	—	—	21,003
Net loss	—	—	—	—	—	—	—	(209,448)	(209,448)
Other comprehensive loss	—	—	—	—	—	—	(1,809)	—	(1,809)

Balances at December 31, 2012	—	$—	779,249	$5	$2,725,600	$(295,113)	$(1,447)	$(603,542)	$1,825,503

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	OCI	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount
Balances at December 31, 2012	779,249	$5	$2,725,600	$(295,113)	$(1,447)	$(603,542)	$1,825,503
Exercise of stock options, warrants, and ESPP	34,020	—	26,115	—	—	—	26,115
Vesting of ZSUs, net	22,914	—	(901)	(486)	—	—	(1,387)
Cancellation of unvested restricted common stock	(502)	—	—	—	—	—	—
Stock-based expense	—	—	84,393	—	—	—	84,393
Vesting of common stock following the early exercise of options	—	—	363	—	—	—	363
Retirement of treasury stock, net of repurchases	(3,372)	—	—	295,599	—	(304,902)	(9,303)
Tax benefit from stock-based expense	—		(11,832)	—			(11,832)
Net loss	—	—	—	—	—	(36,982)	(36,982)
Other comprehensive income	—	—	—	—	401	—	401

Balances at December 31, 2013	832,309	$5	$2,823,738	$—	$(1,046)	$(945,426)	$1,877,271

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(36,982)	$(209,448)	$(404,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129,047	141,479	95,414
Stock-based expense	84,393	281,986	600,212
(Gain) loss from sales of investments, assets and other, net	8,147	563	—
Net gain on termination of lease and purchase of building	—	(19,886)	(550)
Tax benefits (costs) from stock-based awards	(11,244)	21,652	—
Excess tax benefits (costs) from stock-based awards	11,244	(21,652)	13,750
Accretion and amortization on marketable securities	17,575	17,223	2,873
Deferred income taxes	(18,766)	(43,841)	4,367
Impairment of intangible assets	10,217	95,493	—
Changes in operating assets and liabilities:
Accounts receivable, net	40,806	34,338	(55,432)
Income tax receivable	(1,336)	12,976	17,994
Other assets	3,932	19,908	(14,559)
Accounts payable	(2,325)	(21,312)	10,373
Deferred revenue	(157,090)	(133,640)	15,409
Other liabilities	(48,944)	19,928	103,637

Net cash provided by (used in) operating activities	28,674	195,767	389,172

Investing activities:
Purchases of marketable securities	(1,074,919)	(1,826,137)	(649,972)
Sales of marketable securities	353,603	223,828	19,206
Maturities of marketable securities	891,238	647,916	841,560
Purchase of corporate headquarters building	—	(233,700)	—
Acquisition of property and equipment	(7,813)	(98,054)	(238,091)
Business acquisition, net of cash acquired	(18,054)	(205,510)	(42,774)
Proceeds from sale of property and equipment	3,057	—	—
Equity method investment	—	(10,000)	—
Restricted cash	227	6,979	9,194
Other investing activities, net	137	(2,256)	(2,578)

Net cash provided by (used in) investing activities	147,476	(1,496,934)	(63,455)

Financing activities:
Net proceeds from initial public offering	—	—	961,403
Proceeds from debt, net of issuance costs	—	99,780	—
Taxes paid related to net share settlement of equity awards	(1,387)	(26,307)	(83,232)
Repurchases of common stock	(9,302)	(11,756)	(283,770)
Proceeds from exercise of stock options	18,223	16,960	2,893
Proceeds from employee stock purchase plan	7,892	4,489	—
Net proceeds from issuance of preferred stock	—	—	485,300
Excess tax benefits from stock-based awards	(11,244)	21,652	(13,750)
Repayment of debt	(100,000)	—	—

Net cash provided by (used in) financing activities	(95,818)	104,818	1,068,844

Effect of exchange rate changes on cash and cash equivalents	(758)	(45)	(49)
Net increase (decrease) in cash and cash equivalents	79,574	(1,196,394)	1,394,512
Cash and cash equivalents, beginning of period	385,949	1,582,343	187,831

Cash and cash equivalents, end of period	$465,523	$385,949	$1,582,343

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

Initial Public Offering

On December 15, 2011, we completed our initial public offering in which we issued and sold 100 million shares of Class A common stock at a public offering price of $10.00 per share. We raised a total of $961.4 million of net proceeds after deducting underwriter discounts and commissions of $32.5 million and other offering expenses of $6.1 million. Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 304.9 million shares of Class B common stock. Additionally, 15.7 million vested restricted stock units (“ZSUs”), after deducting shares withheld to satisfy minimum tax withholding obligations, were automatically converted into Class B common shares.

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

Segments

We have one operating segment with one business activity, developing and monetizing social games. Our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated bookings information for our games.

Revenue Recognition

We derive revenue from the sale of virtual goods associated with our online games and the sale of advertising.

Online Game

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Players can pay for our virtual currency using Facebook Credits (prior to July 2013) or Facebook local currency payments (beginning July 2013) when playing our games through the Facebook platform, and can use other payment methods such as credit cards or PayPal on other platforms. We also sell game cards that are initially recorded as a customer deposit liability which is included in other current liabilities on the consolidated balance sheet, net of fees retained by retailers and distributors. Upon redemption of a game card in one of our games and delivery of the purchased virtual currency to the player, these amounts are reclassified to deferred revenue. Advance payments from customers that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

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

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our web games, thus allowing us to recognize revenue related to consumable goods upon consumption for our web-based games. However, for our stand-alone mobile games, we do not have the requisite data to separately account for consumable and durable virtual goods and have therefore recorded mobile revenue ratably over the estimated average payer life. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in some existing games, changes in estimates in average paying payer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Changes in estimated average playing period for paying players in 2013 resulted in an increase in revenue of $12.3 million and will result in an offsetting reduction of 2014 revenue in the same amount.

We estimate chargebacks from Facebook and third-party payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

From July 2010 through the third quarter of 2013, Facebook’s proprietary virtual currency, Facebook Credits, was the primary in-game payment method for our games played on the Facebook platform. Under the terms of our agreement with Facebook, Facebook set the price our players pay for Facebook Credits and collected the funds from the sale of Facebook Credits. Facebook’s stated face value of a Facebook Credit was $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remitted to us $0.07, which is the amount we recognized as revenue. Accordingly, we recognized revenue net of the amounts retained by Facebook related to Facebook Credits transactions because we did not set the pricing of Facebook Credits sold to the players of our games on Facebook. In July 2013, Facebook began to transition payments made on the Facebook platform from Facebook Credits to Facebook’s local currency-based payments program. This transition was completed in the fourth quarter of 2013. Under the terms of our agreement, Facebook remits to us 70% of the price we request to be charged to the game player for each transaction. We recognize revenue net of the amounts retained by Facebook related to Facebook local currency-based payments because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally we do not receive information from Facebook indicating the amount of such discounts offered to our paying players or regarding the actual cash paid by our players to Facebook. Accordingly, we are unable to determine the gross amount paid by our players to Facebook. Prior to the implementation of Facebook Credits in our games, players could purchase our virtual goods through various widely accepted payment methods offered in the games and we recognized revenue based on the transaction price paid by the player.

For revenue earned through certain mobile platforms, including Apple iOS and Google Android, we recognize online game revenue based on the gross amount paid by the player because we are the primary obligor and we have the contractual right to determine the price to be paid by the player. We record the related platform and payment processing fees as cost of revenue in the period incurred.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within our games. We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed or determinable, and we have assessed collectability as reasonably assured. Certain branded in-game sponsorships that involve virtual goods are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. Price is determined to be fixed and determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information from our internal systems or from third parties. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed.

We report our advertising revenue net of amounts retained by advertising networks, agencies, and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser.

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

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate online game revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of hosting and data center costs related to operating our games, including depreciation; consulting costs primarily related to third-party provisioning of customer support services; payment processing fees; and salaries, benefits and stock-based expense for our customer support and infrastructure teams. Cost of revenue also includes amortization expense related to purchased technology of $11.3 million, $38.5 million and $28.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash equivalents consist of cash on hand, money market funds, commercial paper, corporate bonds, municipal securities, and U.S. government-issued obligations with maturities of 90 days or less from the date of purchase.

Marketable Securities and Non-Marketable Securities

Marketable securities consist of U.S. government-issued obligations, municipal securities and corporate debt securities. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such determination at each balance sheet date. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes. Realized gains and losses are determined using the specific-identification method and are reflected as a component of other income (expense), net in the consolidated statements of operations when they are realized. When we determine that a decline in fair value is other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss in other income (expense), net. The new cost basis will not be adjusted for subsequent recoveries in fair value. Determination of whether declines in fair value are other than temporary requires judgment regarding the amount and timing of recovery. No such impairments of marketable securities have been recorded to date.

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

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition, which includes the estimated acquisition date fair value of contingent consideration to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to our consolidated statements of operations. We record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each reporting period.

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

Impairment of Long-Lived Assets

Long-lived assets, including other intangible assets (excluding indefinite-lived intangible assets), are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying value to the undiscounted future cash flows associated with the related assets. If the future net undiscounted cash flows are less than the carrying value of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying value of the assets to the estimated fair value, is recorded as impairment of intangible assets in the consolidated statements of operations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

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

For ZSUs granted prior to our initial public offering, and for awards subject to a performance condition, we recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the initial public offering, which will only be subject to a service condition, we recognize stock-based expense on a ratable basis over the requisite service period for the entire award.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: (i) expected volatility of our Class A common stock, which is based on our peer group in the industry in which we do business; (ii) expected life of the option award, which we elected to calculate using the simplified method; (iii) expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and (iv) the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants have a contractual term of 10 years and generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months.

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

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term marketable securities, and accounts receivable. Substantially all of our cash, cash equivalents and short-term marketable securities are maintained with three financial institutions with high credit standings. We perform periodic evaluations of the relative credit standing of these institutions.

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

Facebook is a significant distribution, marketing, promotion and payment platform for our social games. A significant portion of our 2013, 2012 and 2011 revenue was generated from players who accessed our games through Facebook. As of December 31, 2013 and December 31, 2012, 41% and 58% of our accounts receivable, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for advertising are expensed as incurred. Advertising costs, which are included in sales and marketing expense, primarily consisting of player acquisition costs, totaled $60.6 million, $102.2 million and $102.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (“EITF”) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment in the first quarter of 2014. We do not expect our adoption of this standard to have a material impact on our financial statements.

2. Cash and Investments

Cash and investments consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$116,102	$137,104
Money market funds	349,421	226,993
Corporate debt securities	—	21,852

Total cash and cash equivalents	$465,523	$385,949

Marketable securities:
U.S. government and government agency debt securities	$333,741	$464,815
Corporate debt securities	731,324	796,316
Municipal securities	11,382	5,233

Total	$1,076,447	$1,266,364

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$333,632	$160	$(51)	$333,741
Corporate debt securities	731,225	356	(257)	731,324
Municipal securities	11,376	6	—	11,382

Total	$1,076,233	$522	$(308)	$1,076,447

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$464,517	$303	$(5)	$464,815
Corporate debt securities	795,962	524	(170)	796,316
Municipal securities	5,234	—	(1)	5,233

Total	$1,265,713	$827	$(176)	$1,266,364

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

	December 31, 2013	December 31, 2012
Due within one year	$659,973	$898,821
After one year through three years	416,474	367,543

Total	$1,076,447	$1,266,364

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. None of these securities were in a continuous unrealized loss position for more than 12 months.

	December 31, 2013		December 31, 2012
	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government and government agency debt securities	$98,787	$(51)	$43,404	$(5)
Corporate debt securities	142,071	(257)	371,243	(170)
Municipal securities	—	—	3,063	(1)

Total	$240,858	$(308)	$417,710	$(176)

As of December 31, 2013 and 2012, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term and long-term marketable securities, accounts receivable, long-term debt and, at December 31, 2012, an interest rate swap. Accounts receivable, net and long-term debt are stated at their carrying value, which approximates fair value.

Cash equivalents and short-term and long-term marketable securities, consisting of money market funds, U.S. government and government agency debt securities, municipal securities and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. Interest rate swaps are estimated using expected cash flows related to our interest rate swap agreement, appropriately discounted considering the uncertainties associated with the terms of the loan agreement and interest rate swap agreement.

We determined the fair value of our interest rate swap as of December 31, 2012 by calculating the net present value of the fixed and variable future cash flows of the swap agreement, which was based on the swap’s stated rate and current market interest rates, respectively.

Our non-financial assets, such as intangible assets and property, plant and equipment, are recorded at carrying value unless we determine an asset to be impaired and recognize an impairment charge to adjust the asset to its fair value. In the third quarter of 2012, we made the decision to discontinue development of certain games associated with technology and other intangible assets previously acquired from OMGPOP. Our updated financial forecast as of September 30, 2012 indicated a reduction of undiscounted cash flows expected to be generated from these intangible assets, and we therefore performed an impairment analysis. We determined the estimated fair value of these assets to be $95.5 million lower than their carrying value as of September 30, 2012. Accordingly, we recorded this amount as an impairment charge in our consolidated statements of operations and stated the related OMGPOP intangibles at their fair value of $5.3 million on our consolidated balance sheets as of September 30, 2012. The impaired intangible assets were classified as Level 3 assets within the fair value hierarchy on September 30, 2012 due to the unobservable inputs that were factored into our income-based valuation analysis used to determine their fair value at the time. The primary input used in determining the fair value of the intangible assets was the estimated undiscounted future cash flows associated with those assets as of September 30, 2012. As of December 31, 2013 and December 31, 2012, OMGPOP intangibles were stated at their adjusted amortized basis of $0 and $4.6 million, respectively, within our consolidated balance sheets.

Our updated financial forecast as of September 30, 2013, indicated a reduction of future undiscounted cash flows for certain games associated with intangible assets previously acquired through various business combinations. As a result, we performed an impairment analysis and recorded an impairment charge of $10.2 million in the third quarter of 2013 to reduce the carrying value of these assets to zero. The primary input used in determining the fair value of these intangible assets was the estimated undiscounted future cash flows associated with those assets as of September 30, 2013.

Contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Spooky Cool Labs LLC that is contingent upon the achievement of certain performance milestones. We initially estimated the acquisition date fair value of the contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the fourth quarter of 2013, we updated this analysis and recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $0.9 million within total costs and expenses in our consolidated statement of income. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted future cash flows, the timing of those cash flows, and the probability assumptions associated with such cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

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

Level 2—Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments and our impaired intangible assets among the three Levels of the fair value hierarchy are as follows (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$349,421	$—	$—	$349,421
U.S. government and government agency debt securities	—	333,741	—	333,741
Corporate debt securities	—	731,324	—	731,324
Municipal securities	—	11,382	—	11,382

Total	$349,421	$1,076,447	$—	$1,425,868

Liabilities

Contingent consideration	$—	$—	$11,720	$—

(1)	Includes amounts classified as cash and equivalents

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$226,993	$—	$—	$226,993
U.S. government and government agency debt securities	—	464,815	—	464,815
Corporate debt securities(1)	—	818,167	—	818,167
Municipal securities	—	5,234	—	5,234

Total	$226,993	$1,288,216	$—	$1,515,209

Liabilities

Interest rate swap agreements	$—	$2,423	$—	$2,423

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Computer equipment	$225,063	$294,208
Software	27,668	28,594
Land	89,130	89,130
Building	192,512	190,931
Furniture and fixtures	11,303	13,959
Leasehold improvements	11,695	20,383

	557,371	637,205
Less accumulated depreciation	(208,578)	(171,131)

Total property and equipment, net	$348,793	$466,074

Changes in Estimated Life

In the third quarter of 2013, due to changing longer term capacity needs and our focus on driving efficiencies, we changed our estimate of the remaining economic life of certain computer equipment and leasehold improvements in one of our data centers that had a carrying value of $11.9 million as of June 30, 2013 from approximately 11 months to approximately four months. As a result of this change in estimate, we recorded $5.3 million of incremental depreciation expense in 2013, and recorded a gain of $1.5 million within other income (expense) in our consolidated statements of operations upon selling these assets in the fourth quarter of 2013.

In the fourth quarter of 2013, we also changed our estimate of the remaining economic life of certain computer equipment and leasehold improvements in two of our data centers, from approximately 10 months to approximately five months. The carrying value of these assets as of September 30, 2013 was $27.1 million and as of December 31, 2013 was $14.6 million. As a result of this change in estimate, we recorded $4.9 million of incremental depreciation expense in the fourth quarter of 2013.

2012 Acquisition of Corporate Headquarters Building

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

5. Acquisitions

2013 Acquisitions

On June 19, 2013, we acquired Spooky Cool Labs LLC (“Spooky Cool Labs”), a developer of social casino games, for purchase consideration of approximately $30.6 million, which consisted of cash paid of $19.8 million and contingent consideration with an acquisition date fair value of $10.8 million (see Note 3 for changes in this estimate). The contingent consideration may be payable based on the achievement of certain future performance targets during the two year period following the acquisition date and could be up to $100 million.

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3 — Fair Value.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired from Spooky Cool Labs (in thousands, unaudited):

Total
Developed technology	$7,500
Net tangible assets acquired (liabilities assumed)	2,612
Goodwill	20,441

Total	$30,553

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

Pro forma results of operations related to our 2013 and 2012 acquisitions have not been presented because they are not material to our 2013 or 2012 consolidated statements of operations, either individually or in the aggregate.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2011to December 31, 2013 are as follows (in thousands):

Goodwill – December 31, 2011	$91,765
Additions	117,541
Foreign currency translation adjustments	(487)
Goodwill adjustments	136

Goodwill – December 31, 2012	208,955
Additions	20,441
Foreign currency translation adjustments	(1,407)

Goodwill – December 31, 2013	$227,989

The details of our acquisition-related intangible assets are as follows (in thousands):

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$79,652	$(73,402)	$6,250
Trademarks, branding and domain names	15,199	(5,668)	9,531
Acquired lease intangibles	5,707	(3,206)	2,501

Total	$100,558	$(82,276)	$18,282

	December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$81,295	$(63,428)	$17,867
Trademarks, branding and domain names	15,519	(4,012)	11,507
Acquired lease intangibles	5,707	(1,418)	4,289

Total	$102,521	$(68,858)	$33,663

These assets were, and continue to be, amortized on a straight-line basis. As of December 31, 2013, the weighted-average remaining useful lives of all identified acquired intangible assets were 2.5 years for developed technology, 2.2 years for trademarks, branding, and domain names, and 3.8 years for acquired lease intangibles. Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 were $12.2 million, $42.3 million and $29.5 million, respectively. As of December 31, 2013, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2014	$5,264
2015	4,181
2016	2,139
2017 and thereafter	578

Total	$12,162

7. Income Taxes

Income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(56,215)	$(41,963)	$(379,800)
International	(8,654)	(117,612)	(26,342)

Total	$(64,869)	$(159,575)	$(406,142)

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(12,222)	$84,421	$(8,988)
State	(105)	5,431	1,195
Foreign	3,206	3,862	1,600

Total current tax expense	(9,121)	93,714	(6,193)
Deferred:
Federal	(17,847)	(40,331)	4,687
State	(115)	(2,821)	441
Foreign	(804)	(689)	(761)

Total deferred tax expense (benefit)	(18,766)	(43,841)	4,367

Provision for (benefit from) income taxes	$(27,887)	$49,873	$(1,826)

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Expected provision (benefit) at U.S. federal statutory rate	$(22,704)	$(55,837)	$(142,166)
State income taxes—net of federal benefit	(15,947)	(370)	(6,340)
Income taxed at foreign rates	4,024	48,427	6,338
Stock-based compensation	6,741	29,998	43,064
Tax credits	(39,593)	(8,026)	(34,769)
Tax reserve for uncertain tax positions	30,224	48,252	29,303
Change in valuation allowance	28,354	(8,005)	101,489
Change in earnings mix	(16,306)	—	—
Impact of change in tax rates	(1,530)	(566)	(205)
Acquisition costs	(1,480)	(4,960)	397
Other	330	960	1,063

	$(27,887)	$49,873	$(1,826)

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2013 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.4 million.

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Tax credit carryforwards	$60,745	$27,502
Equity based compensation	28,164	68,644
Net operating loss carryforwards	14,892	12,810
Acquired intangible assets	7,183	—
Accrued expenses	6,856	2,764
Deferred revenue	5,984	16,200
Charitable contributions	5,130	4,836
Deferred rent	4,620	6,014
State taxes	2,725	2,765
Other	679	1,926
Other accrued compensation	190	5,031
Valuation allowance	(92,095)	(90,382)

Net deferred tax assets	45,073	58,110

Deferred tax liabilities:
Depreciation	(21,356)	(52,252)
Prepaid expenses	—	(320)

Net deferred tax liabilities	(21,356)	(52,572)

Net deferred taxes	$23,717	$5,538

	Year Ended December 31,
	2013	2012
Recorded as:
Current deferred tax assets	$16,293	$30,122
Non-current deferred tax assets	7,424	—
Non-current deferred tax liabilities	—	(24,584)

Net deferred tax assets	$23,717	$5,538

In determining the need for a valuation allowance, we weigh both positive and negative evidence in the various taxing jurisdictions in which it operates to determine whether it is more likely than not that deferred tax assets are recoverable. In assessing the ultimate realizability of net deferred tax assets, we consider our past performance, available tax strategies, and expected future taxable income. At December 31, 2013 and December 31, 2012, we recorded a valuation allowance of $92.1 million and $90.4 million, respectively, against our net deferred tax assets, as we believe it is more likely than not that these benefits will be not be realized.

Net operating loss and tax credit carryforwards as of December 31, 2013 are as follows (in thousands):

	Amount	Expiration years
Net operating losses, federal	$283,150	2029 - 2033
Net operating losses, state	$203,175	2022 - 2033
Tax credit, federal	$73,560	2021 - 2023
Tax credits, state	$43,662	2018 - indefinite
Net operating losses, foreign	$—	2018 - 2020
Tax credits, foreign	$—	2018 - 2019

Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2013, the portion of net operating loss carryforwards related to stock options is approximately $397.1 million, the benefit of which will be credited to additional paid-in capital when realized. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

December 31, 2010	$15,183
Additions based on tax positions related to 2011	30,841
Additions for tax positions of prior years	2,318
Reductions for tax positions of prior years	(9)

December 31, 2011	48,334
Additions based on tax positions related to 2012	51,222
Reductions for tax positions of prior years	(835)

December 31, 2012	98,721
Additions based on tax positions related to 2013	16,414
Additions for tax positions of prior years	18,356

December 31, 2013	$133,491

As of December 31, 2013, of that amount, approximately $61.8 million represents the amount of unrecognized tax benefits that would, if recognized, impact our effective income tax rate.

We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the balance sheet. These non-current income tax liabilities are classified in other non-current liabilities on the consolidated balance sheets. We do not expect any unrecognized tax benefits to be recognized within the next 12 months. We recognize interest and penalties in income tax expense. As of December 31, 2013 and December 31, 2012, the total balance of accrued interest and penalties related to uncertain tax positions was $0.5 million and $0.1 million, respectively.

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, China, Germany, Japan, India, United Kingdom, and Ireland. We are subject to examination by U. S. Federal, state or foreign tax authorities for all years since our inception in 2007.

8. Long-term Debt and Derivative Financial Instruments

In June, 2012, we entered into an agreement for a term loan of $100.0 million due June 30, 2017, at a variable interest rate of three month LIBOR plus 0.75 percent. Interest payments were made quarterly and the three month LIBOR reset once per quarter. The amounts borrowed were collateralized by our corporate headquarters building. Concurrent with the execution of the loan agreement, to eliminate variability in interest payments, we entered into an interest rate swap agreement, such that the interest rate would be fixed at two percent. We designated the interest rate swap as a qualifying hedging instrument and accounted for it as a cash flow hedge in accordance with ASC 815. In April 2013, we fully repaid our outstanding long-term debt of $100 million and all accrued interest. Concurrent with our repayment of the debt, we also terminated the related interest rate swap agreement. As a result, we recorded a realized loss of $2.4 million in other income (expense), net in the consolidated statements of operations.

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of December 31, 2013, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

9. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Customer deposits	$5,809	$25,671
Accrued escrow for acquisitions	6,122	32,568
Other	56,935	88,644

Total other current liabilities	$68,866	$146,883

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

10. Restructuring

2013 Restructuring Plans

During 2013, we reduced our work force by approximately 550 employees and closed or exited certain office and data-center facilities as part of an overall plan to better align our cost structure against market opportunities. As a result, we recorded restructuring charges of $42.9 million in the year ended December 31, 2013 which is included in operating expenses in our consolidated statement of operations. This restructuring charge was composed of $25.6 million of employee severance, $15.7 million related to non-cancelable contracts and $1.6 million related to other non-cash charges, and does not include the impact of $16.6 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded in stock-based expense.

The remaining liability related to our 2013 restructuring plans as of December 31, 2013 was $13.5 million. This remaining liability substantially relates to cancelled contracts and exited facilities that have lease terms which expire over the next four years.

2012 Restructuring Plan

During the fourth quarter of 2012, we implemented certain cost reduction initiatives, including a workforce reduction of 155 employees and the consolidation of certain real estate facilities which resulted in our exit from certain facilities for which we had non-cancellable operating leases.

For the year ended December 31, 2012, we recorded $7.9 million in restructuring charges in operating expenses within our consolidated statement of operations, which includes employee severance costs of $7.0 million and other expenses of $0.9 million. This restructuring charge did not include the impact of $6.9 million of 2012 stock-based expense reversals associated with employee terminations as a result of our restructuring, which were recognized in operating expenses within our consolidated statements of operations.

For the year ended December 31, 2013, we recorded $1.7 million in restructuring charges related to our 2012 restructuring plan. This restructuring charge did not include the impact of $0.2 million of 2012 stock-based expense reversals associated with employee terminations as a result of our restructuring, which were recognized in operating expenses within our consolidated statement of operations. As of December 31, 2013, there were no future payments remaining related to the 2012 restructuring plan.

11. Stockholders’ Equity

Common Stock

Our three classes of common stock are Class A common stock, Class B common stock and Class C common stock. The following are the rights and privileges of our classes of common stock:

Dividends. The holders of outstanding shares of our Class A, Class B and Class C common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our Board of Directors (the “Board”) may determine.

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

Liquidation. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our Class A, Class B and Class C common stock.

Preemptive or Similar Rights. None of our Class A, Class B or Class C common stock is entitled to preemptive rights, and neither is subject to redemption.

Conversion. Our Class A common stock is not convertible into any other shares of our capital stock. Each share of our Class B common stock and Class C common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, after the closing of the initial public offering, upon sale or transfer of shares of either Class B common stock or Class C common stock, whether or not for value, each such transferred share shall automatically convert into one share of Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation. Our Class B common stock and Class C common stock will convert automatically into Class A common stock on the date on which the number of outstanding shares of Class B common stock and Class C common stock together represent less than 10% of the aggregate combined voting power of our capital stock. Once transferred and converted into Class A common stock, the Class B common stock and Class C common stock may not be reissued.

Stock Repurchases

In October 2012, our Board authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. As of December 31, 2013, we had repurchased $21.1 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. In 2013, we used $9.3 million to repurchase an aggregate of 3.4 million shares of our Class A common stock at an average purchase price of $2.74 per share.

Warrants

In June 2011, in connection with a service arrangement with a related party, we issued a warrant to purchase 1.0 million shares of our Class B common stock at an exercise price of $0.05 per share. We determined the fair value of the warrant using the Black-Scholes option-pricing model and revalued this warrant each quarter as services were performed and expensed the portion of the warrant that vested each period. We recorded $14.0 million and $1.7 million of expense related to this warrant in 2011and 2012, respectively. In June 2011, the service provider fully exercised the warrant, and in April 2012, the warrant fully vested.

Equity Incentive Plans and Stock-Based Expense

In 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting stock options and ZSUs to employees, directors and non-employees. Concurrent with the effectiveness of our initial public offering on December 15, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”), and all remaining common shares reserved for future grant or issuance under the 2007 Plan were added to the 2011 Plan. The 2011 Plan was adopted for purposes of granting stock options and ZSUs to employees, directors and non-employees. As of December 31, 2013 68.7 million shares of our Class A common stock were reserved for future issuance under our 2011 Plan. The number of shares of our Class A common stock reserved for future issuance under our 2011 Plan will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by 4% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year.

The following table presents the weighted-average grant date fair value of stock options and the related assumptions used to estimate the fair value in our consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
Expected term, in years	7	6	6
Risk-free interest rates	2.05	0.67%	2.04%
Expected volatility	49%	62%	64%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$1.82	$1.58	$4.17

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$468	$12,116	$17,660
Research and development	61,931	200,640	374,920
Sales and marketing	8,079	24,684	81,326
General and administrative	13,915	44,546	126,306

Total stock-based expense	$84,393	$281,986	$600,212

In the twelve months ended December 31, 2013 and 2012 we recognized $54.7 million and $204.7 million of stock-based expense associated with ZSUs, respectively. Unamortized stock-based compensation relating to ZSUs amounted to $222.6 million as of December 31, 2013 over a weighted-average recognition period of 2.77 years.

Shares granted in 2013 included 17.5 million performance-based ZSUs granted as part of our executive compensation plan with vesting that was dependent on the achievement of certain 2013 annual performance metrics in addition to the passage of time. 10.7 million of these grants were forfeited on or prior to December 31, 2013 due to executive departures prior to vesting and due to the degree of achievement of the performance criteria. We recorded $3.0 million of stock-based expense related to this plan in the twelve months ended December 31, 2013. Subsequent to December 31, 2013, our Board approved the final cash and equity payouts under this plan. Accordingly, 4.5 million shares granted during 2013 will be reflected as forfeited during the first quarter of 2014.

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

As of December 31, 2013, total unrecognized stock-based expense of $27.6 million and $15.0 million related to unvested stock options and restricted shares of common stock, respectively, is expected to be recognized over a weighted-average recognition period of approximately 3.42 and 2.03 years, respectively.

The following table shows stock option activity for the year ended December 31, 2013 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2012	80,819	$1.52	$100,225	7.43
Granted	7,557	3.56
Forfeited and cancelled	(16,962)	2.75
Exercised	(30,333)	0.60

Balance as of December 31, 2013	41,081	$2.07	$83,089	7.02

As of December 31, 2013
Exercisable options	23,125	$0.88	$67,443	5.79
Vested and expected to vest	35,591	$1.55	$80,036	6.80

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $85.9 million, $222.4 million, and $78.2 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2013, 2012, and 2011 was $12.8 million, $7.6 million, and $17.5 million, respectively.

The following table shows a summary of ZSU activity for the year ended December 31, 2013 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2012	56,648	$9.56	$133,690
Granted	76,602	3.33
Vested	(23,339)	8.62
Forfeited and cancelled	(42,914)	6.14

Unvested as of December 31, 2013	66,997	$4.96	$254,589

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our Board in September 2011 and by our stockholders in November 2011 and amended in August 2012. On December 31, 2013, the maximum number of shares of our Class A common stock that were authorized to be issued under our 2011 ESPP was 33.7 million shares. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by (i) the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or (ii) 25,000,000 shares.

Our 2011 ESPP permits participants to purchase shares of our Class A common stock through payroll deductions up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock on the first day of an offering or on the date of purchase. The ESPP offers a twelve-month look-back. The ESPP contains an automatic reset feature such that if the fair market value of our Class A common stock has decreased from the original offering date, the offering will automatically terminate and all participants will be re-enrolled in the new, lower-priced offering. Participants may end their participation at any time during an offering and will be refunded their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.

As of December 31, 2013, there were $2.7 million employee contributions withheld by the Company. In 2013, the Company recognized $4.3 million of stock-based expense related to 2011 ESPP.

Common Stock Reserved for Future Issuance

As of December 31, 2013, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2013
Stock options outstanding	41,081
ZSUs outstanding	66,997
Equity Incentive Plan	68,710
2011 Employee Stock Purchase Plan	33,697

210,485

Accumulated Other Comprehensive Income (loss)

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrealized gains (losses) on available-for-sale securities	$213	$649	$(91)
Unrealized gains (losses) on derivative investments	—	(2,423)	—
Foreign currency translation	(1,259)	327	453

Total	$(1,046)	$(1,447)	$362

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2013			2012			2011
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
BASIC:
Net income (loss) attributable to common stockholders	$(29,082)	$(6,951)	$(949)	$(109,643)	$(94,007)	$(5,798)	$(8,522)	$(367,051)	$(28,743)
Weighted-average common shares outstanding	628,947	150,330	20,517	387,995	332,665	20,517	6,083	261,999	20,517

Basic net income (loss) per share	$(0.05)	$(0.05)	$(0.05)	$(0.28)	$(0.28)	$(0.28)	$(1.40)	$(1.40)	$(1.40)

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(29,082)	$(6,951)	$(949)	$(109,643)	$(94,007)	$(5,798)	$(8,522)	$(367,051)	$(28,743)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class B and Class A shares	(949)	—	—	(5,798)	—	—	(28,743)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(6,951)	—	—	(94,007)	—	—	(367,051)	—	—

Net income (loss) attributable to common stockholders-diluted	$(36,982)	$(6,951)	$(949)	$(209,448)	$(94,007)	$(5,798)	$(404,316)	$(367,051)	$(28,743)

Weighted -average common shares outstanding-basic	628,947	150,330	20,517	387,995	332,665	20,517	6,083	261,999	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—	—	—	—
Conversion of Class C to Class B common shares outstanding	—	—	—	—	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	150,330	—	—	332,665	—	—	261,999	—	—

Weighted -average common shares outstanding-diluted	799,794	150,330	20,517	741,177	332,665	20,517	288,599	261,999	20,517

Diluted net income (loss) per share	$(0.05)	$(0.05)	$(0.05)	$(0.28)	$(0.28)	$(0.28)	$(1.40)	$(1.40)	$(1.40)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	61,154	86,054	103,565
Warrants	579	695	17,215
Restricted shares	4,203	14,185	—
ZSUs	63,794	71,290	47,392

Total	129,730	172,224	168,172

13. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, primarily for data center space. As of December 31, 2013, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$31,215
2015	28,359
2016	22,428
2017	13,286
2018 and thereafter	45,814

$141,102

Rent expense on operating leases for facilities for the years ended December 31, 2013, 2012 and 2011 totaled $7.3 million, $11.2 million, and $14.4 million, respectively.

Other Purchase Commitments

We have entered into several service contracts for hosting of data systems and payment processing. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of December 31, 2013, are as follows (in thousands):

Year ending December 31:
2014	$4,723
2015	826
2016	407

$5,956

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

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with an April 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a demurrer and motion to stay the action. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. The defendants removed the case to the United States District Court for the District of Delaware on May 10, 2013. On December 23, 2013, the district court granted the plaintiff’s motion to remand the action to the Court of Chancery. On January 8, 2014, the Chancery Court entered a scheduling order. On January 17, 2014, the plaintiff filed an amended complaint. The Company’s deadline to respond to the amended complaint is March 6, 2014.

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

On February 10, 2012, an action entitled Personalized Media Communications, LLC v. Zynga Inc., Case No. 2:12-cv-68 was filed against the Company in the United States District Court for the Eastern District of Texas. The plaintiff alleged infringement of four patents by 39 games. On January 25, 2013, the court denied the Company’s motion to transfer the action to the Northern District of California. During the course of the action, the plaintiff narrowed the case for trial to two patents. Plaintiff’s damages expert opined that, if the Company were found to infringe and the patents-in-suit were found to be valid (both of which the Company disputed), the

Company should pay damages of approximately $25 million for the period through September 2013. Plaintiff also sought a running royalty on revenue of the allegedly infringing games through 2027-28. The Company disputed the methods employed and the conclusion reached by the plaintiff’s expert. The Company’s damages expert opined that, under the same disputed conditions, the Company should pay $1 million. The action was called for trial in Marshall in the Eastern District of Texas on November 12, 2013. On November 19, 2013, the jury returned a unanimous verdict of non-infringement in favor of the Company. Plaintiff did not file any post-trial motions challenging the jury’s verdict nor a notice of appeal.

In February 2013, the Company filed four petitions for inter partes review in the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “PTAB”). The petitions ask the PTAB to review all asserted claims for the four patents that were originally asserted in the Personalized Media Communications litigation action and, based on the referenced prior art, determine them to be invalid. On July 25, 2013, the PTAB issued decisions finding a “reasonable likelihood that Zynga [will] prevail” and authorizing the institution of the Company’s requested inter partes reviews, entered a Scheduling Order, and set oral arguments for April 22, 2014.

In February 2014, the Company and Personalized Media Communications concluded all remaining legal proceedings and reached an agreement for a comprehensive license to Personalized Media Communications’ entire patent portfolio.

The Company is also party to various other legal proceedings and claims which arise in the ordinary course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of such litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

14. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue	Year Ended December 31,
	2013	2012	2011
United States	$519,819	$757,299	$734,469
All other countries(1)	353,447	523,968	405,631

Total revenue	$873,266	$1,281,267	$1,140,100

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net	Year Ended December 31,
	2013	2012	2011
United States	$345,598	$459,906	$252,552
All other countries	3,195	6,168	4,188

Total property and equipment, net	$348,793	$466,074	$256,740

15. Subsequent events (unaudited)

Cost Reduction Plan

In January 2014, we announced a cost reduction plan that included a reduction in force of 314 employees and the exit of certain facilities. We estimate we will incur approximately $16 million to $18.5 million in pre-tax restructuring expenses in 2014 pursuant to this plan.

Acquisition of NaturalMotion

In February 2014, we acquired NaturalMotion Limited, a leading mobile game and technology developer, for consideration including $391 million in cash and the issuance of 39.8 million shares of Zynga Class A Common Stock. Approximately 11.6 million of the 39.8 million shares were issued to continuing employees and are subject to vesting over a three-year period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
Year Ended December 31, 2013	$160	—	$(160)	$—
Year Ended December 31, 2012	$163	—	$(3)	$160
Year Ended December 31, 2011	$325	—	$(162)	$163

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011	S-1/A	333-175298	10.1	8/11/2011

10.2+	Zynga Inc. 2007 Equity Incentive Plan	S-1/A	333-175298	10.2	12/2/2011

10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011

10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011

10.5+	Zynga Inc. 2011 Equity Incentive Plan	S-1/A	333-175298	10.4	11/17/2011

10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011

10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	333-35375	10.3	5/8/2012

10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013

10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan	S-1/A	333-175298	10.20	12/2/2011

10.10+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011

10.11+	Zynga Inc. Non-Employee Director Compensation Policy	10-Q	001-35375	10.5	5/8/2012

10.12+	Zynga Inc. Change in Control Severance Benefit Plan	S-1/A	333-175298	10.23	11/17/2011

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13+	Offer Letter between Zynga Inc. and Don A. Mattrick, dated June 30, 2013	8-K	001-35375	10.1	7/3/2013

10.14+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Pincus, dated November 16, 2011	S-1/A	333-175298	10.10	11/17/2011

10.15+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Vranesh, dated October 25, 2011	S-1/A	333-175298	10.24	11/17/2011

10.16+	Offer Letter between Zynga Inc. and Clive Downie, dated October 17, 2013					X

10.17+	Offer letter between Zynga Inc. and Devang Shah, dated December 4, 2013					X

10.18+	Release Agreement, dated August 7, 2013, between Zynga Inc. and Owen Van Natta	10-Q	001-35375	10.2	10/31/2013

10.19+	Separation Letter and Release Agreement, dated August 12, 2013, between Zynga Inc. and David Ko	10-Q	001-35375	10.3	10/31/2013

10.20+	Separation Letter and Release Agreement, dated August 12, 2013, between Zynga Inc. and Cadir Lee	10-Q	001-35375	10.4	10/31/2013

10.21+	2012 Compensation Information for Executive Officers	8-K	001-35375		3/15/2012

10.22†	Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated May 14, 2010 and Amendment No. 1 to Developer Addendum, dated October 13, 2011	10-Q/A	001-35375	10.5	02/05/2014

10.23†	Amendment No. 2 to Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated April 25, 2012	10-Q	001-35375	10.1	7/30/2012

10.24#	Amendment No. 3 to Developer Addendum by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc., Zynga Game Ireland Limited and Zynga Luxembourg S.àr.L, dated November 28, 2012	10-K	001-35375	10.30	02/25/2013

10.25†	Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated December 26, 2010	S-1/A	333-175298	10.16	11/4/2011

10.26†	Amendment No. 1 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated June 12, 2012	10-Q	001-35375	10.2	7/30/2012

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27†	Amendment No. 2 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated July 2, 2012	10-Q	001-35375	10.3	7/30/2012

10.28#	Amendment No. 3 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc. and Zynga Game Ireland Limited, dated November 28, 2012	10-K	001-35375	10.34	02/25/2013

10.29	Warrant to Purchase Class B Common Stock, dated July 31, 2009, issued to Allen & Company LLC.	S-1/A	333-175298	10.18	7/18/2011

10.30	Amended and Restated Revolving Credit Agreement, dated as of July 21, 2011 and amended and restated as of June 20, 2013, among Zynga Inc., as Borrower, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-35375	10.1	6/24/2013

10.31	Office Lease by and between Chip Factory Commercial LLC and Zynga Inc., dated January 2008; Amendment to Lease, dated November 1, 2008; and Amendment to Lease, dated February 1, 2011	S-1/A	333-175298	10.22	8/11/2011

10.32†	2013 Compensation Information for Executive Officers	8-K	001-35375		4/4/2013

21.1	List of subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema Document

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and will be provided separately to the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2014.

ZYNGA INC.

By:	/s/ Mark Vranesh
Mark Vranesh Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Vranesh and Devang Shah, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus Mark Pincus	Chairman of the Board and Chief Product Officer	February 21, 2014

/s/ Don A. Mattrick Don A. Mattrick	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2014

/s/ Mark Vranesh Mark Vranesh	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2014

/s/ John Doerr John Doerr	Director	February 21, 2014

/s/ William “Bing” Gordon William “Bing” Gordon	Director	February 21, 2014

/s/ Reid Hoffman Reid Hoffman	Director	February 21, 2014

/s/ Jeffrey Katzenberg Jeffrey Katzenberg	Director	February 21, 2014

/s/ Stanley J. Meresman Stanley J. Meresman	Director	February 21, 2014

/s/ Sunil Paul Sunil Paul	Director	February 21, 2014

/s/ Ellen Siminoff Ellen Siminoff	Director	February 21, 2014