Form 10-Q
period 2014-03-31
ZYNGA INC
filed 2014-05-01
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 14, 2014, there were 740,986,760 shares of the Registrant’s Class A common stock outstanding, 122,955,918 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	our relationship with any other partners or platform partners;

•	our ability to successfully acquire and integrate companies and assets, including but not limited to our acquisition of NaturalMotion Limited (“NaturalMotion”) and the success of its current and future games;

•	our ability to launch successful new games and hit games for web and mobile generally and in a timely matter, including Farmville 2: Country Escape;

•	our ability to sustain and expand our franchise games;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our ability to expand our offerings across several game categories;

•	expanding our network, including creating and building a mobile network on multiple platforms and across multiple devices and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players and increasing the monetization of our player base;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities;

•	our ability to rationalize our product pipeline, control marketing and technology expenditures and consolidate certain facilities;

•	our estimated savings and charges associated with our restructuring efforts;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	our ability to prevent credit card fraud and security breaches;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$122,453	$465,523
Marketable securities	659,748	659,973
Accounts receivable, net of allowance of $0 at March 31, 2014 and December 31, 2013	76,510	65,667
Income tax receivable	6,808	6,943
Deferred tax assets	14,401	16,293
Restricted cash	3,416	3,493
Other current assets	27,639	23,507

Total current assets	910,975	1,241,399
Long-term marketable securities	354,921	416,474
Goodwill	682,454	227,989
Other intangible assets, net	91,580	18,282
Property and equipment, net	326,879	348,793
Restricted cash	47,042	—
Other long-term assets	20,297	26,148

Total assets	$2,434,148	$2,279,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,761	$20,973
Other current liabilities	82,415	68,866
Deferred revenue	179,245	186,663

Total current liabilities	274,421	276,502
Deferred revenue	4,008	3,252
Deferred tax liabilities	20,801	—
Other non-current liabilities	145,797	122,060

Total liabilities	445,027	401,814
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital—authorized shares:
2,020,517; shares outstanding: 883,898 shares (Class A, 740,392, Class B, 122,989, Class C, 20,517) as of March 31, 2014 and 832,309 (Class A, 685,554, Class B, 126,238, Class C, 20,517) as of December 31, 2013	2,991,953	2,823,743
Accumulated other comprehensive income (loss)	4,080	(1,046)
Accumulated deficit	(1,006,912)	(945,426)

Total stockholders’ equity	1,989,121	1,877,271

Total liabilities and stockholders’ equity	$2,434,148	$2,279,085

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Online game	$132,270	$229,566
Advertising and other	35,750	34,023

Total revenue	168,020	263,589
Costs and expenses:
Cost of revenue	53,504	69,394
Research and development	97,584	129,181
Sales and marketing	29,853	27,307
General and administrative	57,336	42,640

Total costs and expenses	238,277	268,522

Income (loss) from operations	(70,257)	(4,933)
Interest income	870	1,163
Other income (expense), net	1,125	(863)

Income (loss) before income taxes	(68,262)	(4,633)
Provision for (benefit from) income taxes	(7,079)	(8,766)

Net income (loss)	$(61,183)	$4,133

Net income (loss) per share:
Basic	$(0.07)	$0.01

Diluted	$(0.07)	$0.00

Weighted average common shares used to compute net income (loss) per share:
Basic	850,148	779,949
Diluted	850,148	827,526

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(61,183)	$4,133
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,253	(843)
Net change on unrealized gains (losses) on available-for-sale investments	(127)	(306)
Net change on unrealized gains (losses) on derivative instruments	—	364

Other comprehensive income (loss)	5,126	(785)

Comprehensive income (loss)	$(56,057)	$3,348

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income (loss)	$(61,183)	$4,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,344	32,061
Stock-based expense	28,326	29,922
(Gain) loss from sales of investments, assets and other, net	382	1,207
Tax benefits from stock-based awards	436	1,657
Excess tax benefits from stock-based awards	(436)	(1,657)
Accretion and amortization on marketable securities	2,786	4,856
Deferred income taxes	(7,935)	(8,591)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,388)	13,809
Income tax receivable	135	(43)
Other assets	(5,292)	848
Accounts payable	(8,597)	2,470
Deferred revenue	(6,909)	(33,774)
Other liabilities	12,085	(20,453)

Net cash provided by (used in) operating activities	(24,246)	26,445

Investing activities:
Purchases of marketable securities	(174,729)	(278,719)
Sales of marketable securities	133,633	98,615
Maturities of marketable securities	99,993	195,068
Acquisition of property and equipment	(1,234)	(4,924)
Business acquisition, net of cash acquired	(390,993)	—
Proceeds from sale of property and equipment	4,935	—
Restricted cash	—	167
Other investing activities, net	200	(803)

Net cash provided by (used in) investing activities	(328,195)	9,404

Financing activities:
Taxes paid related to net share settlement of equity awards	(455)	(344)
Repurchases of common stock	—	(2,432)
Proceeds from exercise of stock options	6,534	2,393
Proceeds from employee stock purchase plan	2,975	3,506
Excess tax benefits from stock-based awards	436	1,657

Net cash provided by (used in) financing activities	9,490	4,780

Effect of exchange rate changes on cash and cash equivalents	(119)	(327)
Net increase (decrease) in cash and cash equivalents	(343,070)	40,302
Cash and cash equivalents, beginning of period	465,523	385,949

Cash and cash equivalents, end of period	$122,453	$426,251

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2014, the interim consolidated statements of operations and, the interim consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and the interim consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Accounting Policy Updates

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In June 2013, the Financial Accounting Standards Board ratified Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We adopted this amendment in the first quarter of 2014, which resulted in a reduction of non-current liabilities of $33.3 million.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$328,068	$208	$(148)	$328,128
Corporate debt securities	676,730	249	(224)	676,755
Municipal securities	9,783	3	—	9,786

Total	$1,014,581	$460	$(372)	$1,014,669

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. government and government agency debt securities	$333,632	$160	$(51)	$333,741
Corporate debt securities	731,225	356	(257)	731,324
Municipal securities	11,376	6	—	11,382

Total	$1,076,233	$522	$(308)	$1,076,447

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

March 31, 2014
Due within one year	$659,748
After one year through three years	354,921

Total	$1,014,669

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of March 31, 2014, we had unrealized losses of $0.4 million related to marketable securities that had a fair value of $304.5 million. As of December 31, 2013, we had unrealized losses of $0.3 million related to marketable securities that had a fair value of $240.9 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of March 31, 2014 and December 31, 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Spooky Cool Labs LLC that is contingent upon the achievement of certain performance milestones. We initially estimated the acquisition date fair value of the contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the first quarter of 2014, we updated this analysis and recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $1.3 million within research and development expense in our consolidated statement of income. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted future cash flows and the timing of those cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$21,375	$—	$—	$21,375
U.S. government and government agency debt securities	—	328,128	—	328,128
Corporate debt securities	—	676,755	—	676,755
Municipal securities	—	9,786	—	9,786

Total	$21,375	$1,014,669	$—	$1,036,044

Liabilities:
Contingent consideration	$—	$—	$13,000	$13,000

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$349,421	$—	$—	$349,421
U.S. government and government agency debt securities	—	333,741	—	333,741
Corporate debt securities	—	731,324	—	731,324
Municipal securities	—	11,382	—	11,382

Total	$349,421	$1,076,447	$—	$1,425,868

Liabilities:
Contingent consideration	$—	$—	$11,720	$—

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Computer equipment	$141,407	$225,063
Software	30,004	27,668
Land	89,130	89,130
Building	192,512	192,512
Furniture and fixtures	10,786	11,303
Leasehold improvements	9,822	11,695

	473,661	557,371
Less accumulated depreciation	(146,782)	(208,578)

Total property and equipment, net	$326,879	$348,793

5. Acquisitions

On February 11, 2014, we acquired 100% of the outstanding stock of NaturalMotion, a provider of games for mobile phones and tablets domiciled in the U.K. We acquired NaturalMotion to leverage their strong portfolio of technology, assembled workforce and existing mobile games in order to expand and enhance our game offerings particularly on mobile platforms. The acquisition date fair value of the purchase consideration was $522.2 million, which included the following:

Fair Value of Purchase Consideration, in thousands
Cash	$391,000
Common stock (28,178,201 shares)	130,465
Fair value of stock options assumed	693

Total	$522,158

The value of the purchase consideration attributed to the 28.2 million common shares issued was based on a $4.63 closing price of the Company’s Class A Common Stock on the date of the closing of the acquisition.

The following table summarizes the preliminary acquisition date fair value of net tangible assets acquired and liabilities assumed from NaturalMotion (in thousands, unaudited):

	Preliminary Estimated Fair Value, in thousands	Preliminary Estimated Weighted Average Useful Life
Tangible net assets (liabilities) assumed	$(2,648)	N/A
Intangible assets
Developed technology	59,900	3 years
Branding and trade names	15,000	4.6 years
Goodwill	449,906	N/A

Total	$522,158

Goodwill, which is partially deductible for U.S. income tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The preliminary fair values of net tangible assets acquired and liabilities assumed are management’s estimates based on the information available at the acquisition date.

The information above provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however, the preliminary measurements of fair value are subject to change including in the area of income taxes payable and deferred taxes which may change subject to the completion of certain tax returns.

On the acquisition date, the Company assumed unvested NaturalMotion employee stock options and exchanged them for Zynga stock options with a preliminary fair value of $29.7 million. $0.7 million of this value was allocated to purchase consideration and the remaining $29.0 million was allocated to future compensation expense which will be recorded as stock-based expense over the vesting period of the awards. Also on the acquisition date, the Company granted to continuing employees 11.6 million shares of Zynga’s Class A Common Stock that vest over a period of three years subject to continued employment with Zynga. The value of these shares on the acquisition date was $53.6 million and will be recorded as stock-based expense over the requisite service period in accordance with the vesting terms. Transaction costs incurred by the Company in connection with the acquisition, including professional fees and transaction taxes, were $6.2 million and are included in the Company’s statement of operations for the three months ended March 31, 2014.

The amounts of revenue and earnings of NaturalMotion included in the Company’s condensed consolidated statement of operations for the post acquisition period February 12, 2014 to the period ending March 31, 2014 are as follows (in thousands):

February 12, 2014 to March 31, 2014
Total revenues	$1,099
Total loss	$(12,459)

This loss includes approximately $4.0 million of stock-based expense.

The following pro forma financial information summarizes the combined results of operations for the Company and NaturalMotion, which was significant for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal years presented.

The pro forma financial information was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues	$170,729	$267,444
Total loss	$(72,547)	$(7,299)

The pro forma financial information for all periods presented has been calculated after adjusting the results of NaturalMotion to reflect the business combination accounting effects resulting from this acquisition including fair value adjustments resulting from purchase accounting, the amortization expenses from acquired intangible assets, the stock-based compensation expense for unvested stock options assumed and restricted stock awards granted and the related tax effects as though the acquisition occurred as of the beginning of the periods presented. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved based on these assumptions.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2013 to March 31, 2014 are as follows (in thousands):

Goodwill – December 31, 2013	$227,989
Additions	449,906
Foreign currency translation adjustments	4,559

Goodwill – March 31, 2014	$682,454

The details of our acquisition-related intangible assets as of March 31, 2014 are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$155,301	$(75,939)	$79,362
Trademarks, branding and domain names	16,199	(6,212)	9,987
Acquired lease intangibles	5,707	(3,476)	2,231

Total	$177,207	$(85,627)	$91,580

These assets were, and continue to be, amortized on a straight-line basis. As of March 31, 2014, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2014	$21,872
2015	28,075
2016	26,008
2017 and thereafter	9,505

Total	$85,460

7. Income Taxes

The benefit from income taxes decreased by $1.7 million in the first quarter of 2014 as compared to the same period of the prior year. This decrease was primarily attributable to the benefit of $7.8 million recorded in the current quarter related the release of the valuation allowance associated with the 2013 Federal research and development tax credit, a tax benefit of $12.5 million related to the retroactive reinstatement of the Federal research and development tax credit recorded in the first quarter of 2013, partially offset by the increase in the valuation allowance of $3.1 million associated with a portion of our net deferred tax assets in the first quarter of 2013.

During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S for which no benefit was recorded. Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued compensation liability	$17,379	$10,185
Accrued restructuring liability	15,804	6,751
Other current liabilities	49,232	51,930

Total other current liabilities	$82,415	$68,866

Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits, accrued escrow liabilities and accrued accounts payable.

9. Restructuring

During the three months ended March 31, 2014, we recorded a total restructuring charge of $29.7 million which was classified within our consolidated statement of operations as follows: Cost of Revenue $1.2 million, Research and Development $9.3 million, Sales and Marketing $1.5 million, and General and Administrative $17.7 million.

Q1 2014 Restructuring Plan

During the three months ended March 31, 2014, our Board of Directors (the “Board”) authorized, and we implemented a restructuring plan that included a reduction in work force and the closure of certain office and data center facilities as part of an overall plan to better align our cost structure against market opportunities. As a result of this plan, we recorded a restructuring charge of $29.9 million in the three months ended March 31, 2014, which is comprised of $13.1 million of employee severance and $16.8 million related to the closure of certain offices and data center facilities. This restructuring charge does not include the impact of $1.7 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded as stock-based expense. The remaining liability related to our 2014 restructuring plan as of March 31, 2014 was $21.0 million and is expected to be paid out over the next 2.8 years.

Other Plans

The following table presents the activity for the three months ended March 31, 2014 related to all remaining historical restructuring plans from prior years (in thousands):

Restructuring liability—December 31, 2013	$13,561
Cash payments made in the first quarter of 2014	(3,509)
Adjustments in the first quarter of 2014	(239)

Restructuring liability (2013 Plan)—March 31, 2014	$9,813

The remaining liability of $9.8 million is expected to be paid out over the next 3.6 years.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$1,279	$1,933
Research and development	18,416	20,900
Sales and marketing	1,458	1,413
General and administrative	7,173	5,676

Total stock-based expense	$28,326	$29,922

The following table shows stock option activity for the three months ended March 31, 2014 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2013	41,081	$2.07	$83,089	7.02
Granted	10,763	2.18
Forfeited and cancelled	(1,453)	2.80
Exercised	(5,008)	1.30

Balance as of March 31, 2014	45,383	$2.16	$113,742	7.42

The following table shows a summary of ZSU activity for the three months ended March 31, 2014 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-Average	Aggregate
		Grant Date	Intrinsic Value of
	Shares	Fair Value	Unvested ZSUs
Unvested as of December 31, 2013	66,997	$4.96	$254,589
Granted	11,688	5.44
Vested	(5,918)	5.98
Forfeited and cancelled	(8,168)	4.96

Unvested as of March 31, 2014	64,599	$4.95	$277,776

The following table shows a summary of changes in accumulated other comprehensive income by component for the three months ended March 31, 2014 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of December 31, 2013	$(1,259)	$213	$(1,046)
Other comprehensive income before reclassifications	5,253	(119)	5,134
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)

Net current-period other comprehensive income	5,253	(127)	5,126

Balance as of March 31, 2014	$3,994	$86	$4,080

In October 2012, our Board authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. As of March 31, 2014, the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The program expires on October 31, 2014. We did not repurchase any shares in the three months ended March 31, 2014.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2014			2013
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(50,782)	$(8,924)	$(1,477)	$3,149	$875	$109
Weighted-average common shares outstanding	705,627	124,004	20,517	594,292	165,140	20,517

Basic net income (loss) per share	$(0.07)	$(0.07)	$(0.07)	$0.01	$0.01	$0.01

DILUTED:
Net income (loss) attributable to common stockholders	$(50,782)	$(8,924)	$(1,477)	$3,149	$875	$109
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,477)	—	—	109	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(8,924)	—	—	875	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	—	—	—	178	(7)

Net income (loss) attributable to common stockholders-diluted	$(61,183)	$(8,924)	$(1,477)	$4,133	$1,053	$102

Weighted-average common shares outstanding-basic	705,627	124,004	20,517	594,292	165,140	20,517
Conversion of Class C to Class A common shares	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares	124,004	—	—	165,140	—	—

Weighted-average effect of dilutive securities:
Employee stock options	—	—	—	39,163	39,163	—
Warrants	—	—	—	695	695	—
ZSUs	—	—	—	7,719	5,867	—

Weighted-average common shares outstanding-diluted	850,148	124,004	20,517	827,526	210,865	20,517

Diluted net income (loss) per share	$(0.07)	$(0.07)	$(0.07)	$0.00	$0.00	$0.00

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	42,027	29,447
Restricted shares	9,081	2,646
ZSUs	58,817	38,500

Total	109,925	70,593

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of March 31, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$20,667
2015	28,158
2016	22,865
2017	13,559
2018	11,792
2019 and thereafter	33,964

$131,005

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of March 31, 2014, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

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

The lead plaintiff filed a First Amended Complaint on March 31, 2014. The First Amended Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between February 14, 2012 and July 25, 2012. The First Amended Complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The deadline for the Company to respond to the complaint is May 2, 2014.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with an April 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a demurrer and motion to stay the action. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above. The stay remains in effect. A case management conference is scheduled for May 19, 2014.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. The defendants removed the case to the United States District Court for the District of Delaware on May 10, 2013. On December 23, 2013, the district court granted the plaintiff’s motion to remand the action to the Court of Chancery. On January 8, 2013, the Chancery Court entered a scheduling order. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the Company filed a motion to dismiss the amended complaint and a motion to stay discovery while the motion to dismiss is pending. The plaintiff has opposed both motions. Briefing on the motion to stay was completed in March 2014. Briefing on the motion to dismiss was completed in April 2014. The court has not set a date for hearing the motions.

The Company believes it has meritorious defenses in the above securities class actions and will vigorously defend these actions.

Since August 3, 2012, nine stockholder derivative lawsuits have been filed in State or Federal courts in California and Delaware purportedly on behalf of the Company against certain current and former directors and executive officers of the Company. The derivative plaintiffs allege that the defendants breached their fiduciary duties and violated California Corporations Code section 25402 in connection with our initial public offering in December 2011, secondary offering in April 2012, and allegedly made false or misleading statements regarding the Company’s business and financial projections.

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action.

Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action.

A derivative action was also filed in the United States District Court for the District of Delaware. The plaintiff in the District of Delaware action voluntarily dismissed the action on November 19, 2012.

On April 2, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-VCN. The parties are currently negotiating a schedule for further activity in the action, including the time for defendants to file a response to the complaint.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue
	Three Months Ended
	March 31,
	2014	2013
United States	$99,105	$156,250
All other countries (1)	68,915	107,339

Total revenue	$168,020	$263,589

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net
	March 31,	December 31,
	2014	2013
United States	$322,401	$345,598
All other countries	4,478	3,195

Total property and equipment, net	$326,879	$348,793

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

Overview

We are a leading social game developer with approximately 123 million average MAUs for the three months ended March 31, 2014. We have launched some of the most successful social games in the industry. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising services.

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

On February 11, 2014, we completed the acquisition of 100% of the equity interests of NaturalMotion. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock. We acquired NaturalMotion to leverage their strong portfolio of technology, assembled workforce and existing mobile games in order to expand and enhance our game offerings particularly on mobile platforms.

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

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform. For example, for the three months ended March 31, 2014 and 2013, we estimate that 52% and 76% of our bookings, respectively, were generated through the Facebook platform, while 36% and 22% of our bookings, respectively, were generated through mobile platforms. For the three months ended March 31, 2014 and 2013, we estimate that 59% and 76% of our revenue, respectively, was generated through the Facebook platform, while 31% and 22% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including PayPal, Apple iTunes accounts, Google Wallet, credit cards and direct wires.

Advertising and other. Advertising revenue primarily includes branded virtual goods and sponsorships, engagement ads and offers, mobile ads and display ads and other. We generally report our advertising revenue net of amounts due to advertising agencies and brokers. Other revenue includes software licensing and maintenance related to technology acquired in our acquisition of NaturalMotion as well as licensing of our brands.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$168,020	$263,589
Change in deferred revenue	(6,662)	(33,774)

Bookings	$161,358	$229,815

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for provision for / (benefit from) income taxes; other income (expense), net; interest income; gain (loss) from significant legal settlements; restructuring expense; depreciation and amortization; impairment of intangible assets; stock-based expense; acquisition-related contingent consideration; acquisition-related transaction expenses, and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(61,183)	$4,133
Provision for (benefit from) income taxes	(7,079)	(8,766)
Other income (expense), net	(1,125)	863
Interest income (expense), net	(870)	(1,163)
Restructuring expense, net	29,655	5,459
Depreciation and amortization	25,344	32,061
Contingent consideration fair value adjustment	1,280	—
Acquisition-related transaction expenses	6,160	—
Stock-based expense	28,326	29,922
Change in deferred revenue	(6,662)	(33,774)

Adjusted EBITDA	$13,846	$28,735

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income expense (net), which includes foreign exchange gains and losses and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired, contingent consideration fair value adjustments, and does not include acquisition-related transaction expenses;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements or restructuring expense; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings and adjusted EBITDA along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Key Operating Metrics

We manage our business by tracking several operating metrics: “DAUs,” which measure daily active users of our games, “MAUs,” which measure monthly active users of our games, “MUUs,” which measure monthly unique users of our games, “MUPs,” which measure monthly unique payers in our games, and “ABPU,” which measures our average daily bookings per average DAU, each of which is recorded by our internal analytics systems. The numbers for these operating metrics are calculated using internal company data based on tracking the activity of user accounts. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity and systems may impact these numbers.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(users and payers in millions)
Average DAUs	28	52
Average MAUs	123	253
Average MUUs (1)	86	150
Average MUPs (1)	1.4	2.5
ABPU	$0.063	$0.049

(1)	MUPs and MUUs exclude NaturalMotion as the data is not yet available

Average DAUs, MAUs and MUUs declined when comparing the three months ended March 31, 2014 and 2013. We have seen declines in users for our existing games and the lack of new game launches to offset the declines in users for our existing games. In addition, MUPs declined in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as payers in Zynga Poker, FarmVille 2 and Draw Something declined. ABPU increased in the first quarter of 2014 compared to the first quarter of 2013 due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
Average monthly unique payer bookings (in thousands) (1)	$39,073	$37,432	$39,535	$50,657	$64,028
Average MUPs (in millions) (2)	1.4	1.3	1.6	1.9	2.5
Monthly unique payer bookings per MUP (3)	$27	$28	$25	$26	$26

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising.
(2)	MUPs exclude NaturalMotion as the data is not yet available
(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings decreased between the first quarter of 2013 and the first quarter of 2014 due to the decline in bookings and users in our existing games that were not offset by growth from new game launches.

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

Recent Developments

•	Changes in Executive Team. In April 2014, the following changes were made to the executive team: David Lee became our Chief Financial Officer and Chief Accounting Officer in replacement of Mark Vranesh and founder Mark Pincus stepped down from his operational role as Chief Product Officer but will continue to serve in his role as Chairman of the Board of Directors.

•	Acquisition of NaturalMotion. On February 11, 2014, we completed the acquisition of 100% of the equity interests of NaturalMotion. We acquired NaturalMotion to expand our social games offerings, particularly on mobile platforms.

•	Game Launches. In the first quarter of 2014, we launched Riches of Olympus on mobile platforms. In keeping with our commitment to bring play to multiple platforms, we also released CastleVille Legends on web and Hit it Rich on iOS in the first quarter of 2014.

•	2014 Restructuring. In the first quarter of 2014, we implemented a restructuring plan that included a reduction in work force and the closure of certain office and datacenter facilities as part of an overall plan to reduce our long term cost structure. In total, we recorded restructuring charges of $29.9 million as of in the first quarter of 2014 related to the 2014 plan.

Factors Affecting Our Performance

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new mobile and web games and the release of fresh content and new features in existing games such as our launch of Farmville 2: Country Escape. Our future success depends on our ability to launch successful new hit titles on mobile platforms. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.049 in the three months ended March 31, 2013 to $0.063 in the three months ended March 31, 2014, due to increased advertising and other bookings over the same period despite a 45% decline in DAU. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively, on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results. We may incur increased player acquisition costs as our ability to cross-promote traffic to games that are offered on platforms other than Facebook, for example, games offered on Zynga.com are limited by Facebook’s standard terms of service, subject to certain exceptions.

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

In the first quarter of 2014, we acquired NaturalMotion, the maker of Clumsy Ninja and CSR Racing. This allowed us to enter into the racing and people simulation game categories, and our futures success is dependent upon our ability to enhance our game offerings by leveraging the games, workforce, and technology we acquired.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In addition to employee attrition, we have also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. For example, in the first quarter of 2014, we implemented a restructuring plan that included a reduction in work force. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees, which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended
	March 31,
	2014	2013
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	32	26
Research and development	58	49
Sales and marketing	18	10
General and administrative	34	17

Total costs and expenses	142	102

Income (loss) from operations	(42)	(2)
Interest income	1	—
Other income (expense), net	1	—

Income (loss) before income taxes	(40)	(2)
Provision for (benefit from) income taxes	(4)	4

Net income (loss)	(36)%	2%

Revenue
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue by type:
Online game	$132,270	$229,566	(42)%
Advertising and other	35,750	34,023	5%

Total revenue	$168,020	$263,589	(36)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenue decreased $95.6 million in the first quarter of 2014, as compared to the same period of the prior year as a result of a decline in online game revenue. Bookings decreased by $68.5 million in the first quarter of 2014, compared to the same period of the prior year due to declines in existing games and the lack of new game launches to offset these declines. ABPU increased from $0.049 in the first quarter of 2013 to $0.063 in the first quarter of 2014, while DAUs decreased from 52 million in the first quarter of 2013 to 28 million in in the first quarter of 2014 and MUPs decreased from 2.5 million in the first quarter of 2013 to 1.4 million in the first quarter of 2014.

Online game revenue decreased $97.3 million in the first quarter of 2014 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, Zynga Poker, CastleVille and CityVille in the amounts of $23.7 million, $18.9 million, $18.1 million and $11.5 million, respectively. The decreases in online game revenue from FarmVille, Zynga Poker, CastleVille and CityVille were due to overall decay rate in bookings and audience metrics in these games. The decrease in online game revenue was partially offset by an increase in online game revenue of $19.4 million from FarmVille 2. All other games accounted for the remaining net decrease of $44.5 million.

International revenue as a percentage of total revenue was 41% in the first quarter of 2014 and 2013.

In the three months ended March 31, 2014, FarmVille 2, Zynga Poker and FarmVille were our top three revenue-generating games and comprised 30%, 24%, and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 34% of online game revenue in the first quarter of 2014 and 30% of online game revenue in the first quarter of 2013. Durable virtual goods accounted for 66% of online game revenue in the first quarter of 2014 and 70% of online game revenue in the first quarter of 2013. The estimated weighted average life of durable virtual goods was 12 months in the first quarter of 2014 compared to 13 months in the first quarter of 2013. In addition, changes in our estimated average life of durable virtual goods during the three months ended March 31, 2014 for various games resulted in an increase in revenue of $4.6 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate.

Advertising and other revenue increased $1.7 million in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to a $7.9 million increase in licensing revenue driven by the final licensing payment from a strategic partner, offset by a $2.4 million decrease in in-game offers, engagement ads and other advertising revenue, a $2.1 million decrease in in-game sponsorship revenue, and a $1.7 million decrease in in-game display ads.

Cost of revenue
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue	$53,504	$69,394	(23)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Cost of revenue decreased $15.9 million in the first quarter of 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $6.4 million in hosting and datacenter costs due to lower data usage needs and consolidation of datacenter facilities, a decrease of $5.4 million in third party customer service expense which is consistent with the decline in DAUs and the discontinuance of certain games, and a decrease of $3.7 million in depreciation and amortization expense.

Research and development
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Research and development	$97,584	$129,181	(24)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Research and development expenses decreased $31.6 million in the first quarter of 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $27.7 million decrease in headcount related expenses, a $5.2 million decrease in facilities and other overhead support costs and a $3.6 million decrease in consulting costs, offset by a $5.9 million increase in restructuring expense.

Sales and marketing
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Sales and marketing	$29,853	$27,307	9%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Sales and marketing expenses increased $2.5 million in the first quarter of 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $5.1 million increase in player acquisition costs offset by a $2.1 million decrease in headcount related expenses.

General and administrative
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
General and administrative	$57,336	$42,640	34%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

General and administrative expenses increased $14.7 million in the first quarter of 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $15.8 million increase in restructuring expense due to closure of certain office and datacenter facilities.

Other income (expense), net
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Other income (expense), net	$1,125	$(863)	NM

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Other income (expense) net increased by $2.0 million in the first quarter 2014 as compared to the same period of the prior year due to a $1.1 million decrease in interest expense as a result of an amendment to our existing revolving credit agreement and reducing our maximum available credit from $1.0 billion to $200 million in June 2013 and a $1.0 million increase in sublease rental income.

Provision for (benefit from) income taxes
	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(7,079)	$(8,766)	NM

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The benefit from income taxes decreased by $1.7 million in the first quarter of 2014 as compared to the same period of the prior year. This decrease was primarily attributable to the benefit of $7.8 million recorded in the current quarter related the release of the valuation allowance associated with the 2013 Federal research and development tax credit, a tax benefit of $12.5 million related to the retroactive reinstatement of the Federal research and development tax credit recorded in the first quarter of 2013, partially offset by the increase in the valuation allowance of $3.1 million associated with a portion of our net deferred tax assets in the first quarter of 2013.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(1,234)	$(4,924)
Depreciation and amortization	25,344	32,061
Cash flows provided by operating activities	(24,246)	26,445
Cash flows provided by (used in) investing activities	(328,195)	9,404
Cash flows provided by (used in) financing activities	9,490	4,780

As of March 31, 2014, we had cash, cash equivalents and marketable securities of approximately $1.14 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of March 31, 2014, we had repurchased $21.1 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The program expires on October 31, 2014. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. We did not repurchase any shares in the three months ended March 31, 2014.

Operating Activities

After our net loss of $61.2 million is adjusted to exclude non-cash items, operating activities used $24.2 million of cash during the three months ended March 31, 2014. Significant non-cash items included depreciation and amortization of $25.3 million and stock-based expense of $28.3 million. Changes in our operating assets and liabilities used $12.0 million in cash for the three months ended March 31, 2014 primarily due to increase in deferred revenue, offset by an increase in accounts receivable.

Investing Activities

Investing activities used $328.2 million during the three months ended March 31, 2014. The primary outflows were related to the acquisition of NaturalMotion in February 2014 for $391.0 million of cash and purchases of marketable securities of $174.7 million. These outflows were offset by $233.6 million of cash inflow from sales and maturities of marketable securities.

Financing Activities

Financing activities provided approximately $9.5 million during the three months ended March 31, 2014. The primary inflows of cash were cash receipts from employee exercises of stock options and employee participation in our employee stock purchase plan.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our agreement through 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. As of March 31, 2014, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the first quarter of 2014 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of March 31, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$20,667
2015	28,158
2016	22,865
2017	13,559
2018	11,792
2019 and thereafter	33,964

$131,005

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

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2013.

Risks Related to Our Business and Industry

If our distribution channels or platform providers change their standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.*

Facebook is currently the primary distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (52% in the three months ended March 31, 2014) and revenue (59% in the three months ended March 31, 2014) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

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

In particular, we recognize revenue from the sale of our virtual goods in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. For example, we recognize revenue net of the amounts retained by Facebook related to Facebook Credits and local-currency transactions sold to the players of our games on Facebook under the terms of our agreement with Facebook. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. Additionally, NaturalMotion Limited, a company we recently acquired, reported its historical financial statements in accordance with U.K. GAAP, and we may have difficulty in reporting its financial results in accordance with our revenue recognition policies, which could have a negative effect on our reported financial results. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Quarterly on Form 10-Q.

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

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	effectively market new mobile and multi-platform games across multiple mobile devices to our existing web-based players and players of our current mobile games;

•	execute our network strategy and expand our network to mobile;

•	market our games effectively and without excess costs;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	minimize launch delays and cost overruns on the development of new games;

•	expand on our current mobile games;

•	effectively monetize mobile games without degrading the social game experience for our players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies, including but not limited to our acquisition of NaturalMotion.

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

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. For example, we recently launched a mobile version of FarmVille 2 called FarmVille 2: Country Escape in April 2014, however there is a risk that the game will not attract and retain a significant number of players, monetize well or otherwise perform satisfactorily, which would lead to a negative effect on our business.

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

Our acquisition of NaturalMotion is significant, and the anticipated benefits of the acquisition could be impacted by a number of risks specific to NaturalMotion’s business, as well as by risks related to the integration process.

On February 11, 2014, we completed our acquisition of NaturalMotion. The process of integrating NaturalMotion’s operations into our operations could result in unforeseen operating difficulties, absorb significant management attention, and require significant resources that would otherwise be available for the ongoing development of our existing operations. Particular significant risks and challenges include:

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. For more information, see Note 3 – “Fair Value Measurements” in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Our prospects may suffer if our network is unsuccessful.

We aspire to expand our network to leverage our existing and new games to bring the best social playing experiences to our audience and further broaden to other games to ultimately create the best experience for play that includes mobile and web players. If our network fails to engage players or attract advertisers, we may fail to generate sufficient revenue or bookings to justify our investment in the development and operation of our network. We may also encounter technical and operational challenges operating a network.

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

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. We have experienced and will continue to experience hacking attacks, including denial-of-service attacks. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers.

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

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended March 31, 2014, we had approximately 1.4 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

In 2013 and in early 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. In early 2014, we implemented a restructuring plan that included a reduction in work force and the closure of certain office facilities, as part of an overall plan to reduce our cost structure. This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.

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

If we lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.*

Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive Officer, Don Mattrick, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Mattrick or any other member of our senior management team. The loss of our Chief Executive Officer or other members of senior management could harm our business.

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

In October 2012, we entered into an agreement with bwin.party to develop, test and operate certain real money online poker and casino games in the United Kingdom. In the second quarter of 2013, we launched our first real money gaming (RMG) offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom in connection with this agreement. We are evaluating our RMG products in the United Kingdom to determine whether or not they are on strategy and aligned with our near term market opportunities and priorities. We may decide these products and participation in regulated markets globally is consistent with near term market opportunities and priorities or we may decide to exit the market. We cannot assure you that our RMG products, or any products or partnerships we may launch in the future will be successful, or ultimately produce any material revenue.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of March 31, 2014, we had $1.12 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. And, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in our Annual Report on Form 10-K.

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

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, certain of our casino-themed games, including Zynga Poker, may become subject to gambling-related rules and regulations and expose us to civil and criminal penalties if we do not comply. Our business includes real money online poker and casino games offerings in the United Kingdom through an agreement with bwin.party. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Although we are not planning to seek any direct licenses in Nevada or other jurisdictions in the U.S., our partnership with bwin.party in the United Kingdom continues as we evaluate its results.

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

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman, beneficially owned approximately 62% of the total voting power of our outstanding capital stock as of March 31, 2014. As a result, Mark Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2013 and March 31, 2014, the stock price of our Class A common stock has ranged from $2.50 to $5.89. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of March 31, 2014, we had repurchased approximately $21.1 million of our Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

All of our stock repurchases were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. During the three months ended March 31, 2014, we did not repurchase any shares. The remaining amount available for the repurchase of our Class A common stock was $178.9 million as of March 31, 2014.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on May 1, 2014.

ZYNGA INC.

By:	/s/ David Lee
David Lee Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate.	S-1/A	333-175298	4.1	11/04/2011

10.1	Share Purchase Agreement by and among Zynga Inc., Zynga Game International Limited, NaturalMotion Limited, the Shareholders thereof, and the Sellers’ Representative	8-K	001-35375	2.1	01/30/2014

10.2+	Form of Performance Bonus Award Agreement under the Zynga Inc. 2011 Equity Incentive Plan	8-K	001-35375	10.1	03/14/2014

10.3	Non-Employee Director Compensation Policy					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.