Form 10-Q
period 2014-06-30
ZYNGA INC
filed 2014-08-08
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 15, 2014, there were 753,733,935 shares of the Registrant’s Class A common stock outstanding, 121,608,864 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	our relationship with any other partners or platform partners;

•	our ability to successfully acquire and integrate companies and assets, including, but not limited to, our integration of NaturalMotion Limited (“NaturalMotion”) and the success of its current and future games as part of Zynga;

•	our ability to launch successful new games and hit games for web and mobile generally and in a timely matter, including NFL Showdown and planned launches in our Words and Casino franchises and in the Sports and Runner content categories;

•	our ability to sustain and expand our franchise games;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our ability to successfully transition our business to take advantage of the market opportunity in our industry;

•	our ability to expand our offerings across several game categories;

•	expanding our network, including creating and building a mobile network on multiple platforms and across multiple devices and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players in a cost-effective manner and increasing the monetization of our player base;

•	earnout payments in connection with acquisitions;

•	user traffic and publishing games from third-party developers on our network;

•	our evaluation of new business opportunities;

•	our ability to rationalize our product pipeline, control marketing and technology expenditures and consolidate certain facilities;

•	our estimated savings and charges associated with our restructuring efforts;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	player acquisition, advertising and marketing costs;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the deployment of new features and products;

•	attracting and retaining qualified employees and key personnel;

•	maintaining, protecting and enhancing our intellectual property;

•	our ability to prevent credit card fraud and security breaches;

•	protecting our players’ information and adequately addressing privacy concerns; and

•	our stock repurchase program.

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

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$135,628	$465,523
Marketable securities	591,610	659,973
Accounts receivable, net of allowance of $0 at June 30, 2014 and December 31, 2013	84,005	65,667
Income tax receivable	8,222	6,943
Deferred tax assets	3,698	16,293
Restricted cash	50,550	3,493
Other current assets	28,938	23,507

Total current assets	902,651	1,241,399
Long-term marketable securities	421,970	416,474
Goodwill	693,814	227,989
Other intangible assets, net	85,893	18,282
Property and equipment, net	317,258	348,793
Other long-term assets	21,021	26,148

Total assets	$2,442,607	$2,279,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,942	$20,973
Other current liabilities	129,529	68,866
Deferred revenue	199,545	186,663

Total current liabilities	352,016	276,502
Deferred revenue	5,578	3,252
Deferred tax liabilities	9,568	—
Other non-current liabilities	105,761	122,060

Total liabilities	472,923	401,814
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares:
2,020,517; shares outstanding: 890,194 shares (Class A, 748,027, Class B, 121,650, Class C, 20,517) as of June 30, 2014 and 832,309 (Class A, 685,554, Class B, 126,238, Class C, 20,517) as of December 31, 2013	3,022,193	2,823,743
Accumulated other comprehensive income (loss)	17,130	(1,046)
Accumulated deficit	(1,069,639)	(945,426)

Total stockholders’ equity	1,969,684	1,877,271

Total liabilities and stockholders’ equity	$2,442,607	$2,279,085

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Online game	$130,966	$203,326	$263,236	$432,892
Advertising and other	22,266	27,409	58,016	61,432

Total revenue	153,232	230,735	321,252	494,324
Costs and expenses:
Cost of revenue	51,288	61,077	104,792	130,471
Research and development	93,722	124,322	191,306	253,503
Sales and marketing	41,608	31,163	71,461	58,470
General and administrative	32,831	44,541	90,167	87,181

Total costs and expenses	219,449	261,103	457,726	529,625

Income (loss) from operations	(66,217)	(30,368)	(136,474)	(35,301)
Interest income	776	1,105	1,646	2,268
Other income (expense), net	896	(4,531)	2,021	(5,394)

Income (loss) before income taxes	(64,545)	(33,794)	(132,807)	(38,427)
Provision for (benefit from) income taxes	(2,012)	(17,989)	(9,091)	(26,755)

Net income (loss)	$(62,533)	$(15,805)	$(123,716)	$(11,672)

Net income (loss) per share:
Basic	$(0.07)	$(0.02)	$(0.14)	$(0.01)

Diluted	$(0.07)	$(0.02)	$(0.14)	$(0.01)

Weighted average common shares used to compute net income (loss) per share:
Basic	872,784	793,541	861,591	786,784
Diluted	872,784	793,541	861,591	786,784

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(62,533)	$(15,805)	$(123,716)	$(11,672)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	13,060	(617)	18,313	(1,459)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(10)	(1,121)	(137)	(1,428)
Net change on unrealized gains (losses) on derivative instruments	—	2,059	—	2,423

Other comprehensive income (loss)	13,050	321	18,176	(464)

Comprehensive income (loss)	$(49,483)	$(15,484)	$(105,540)	$(12,136)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$(123,716)	$(11,672)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,270	62,919
Stock-based expense	57,173	55,810
(Gain) loss from sales of investments, assets and other, net	1,278	4,932
Tax benefits from stock-based awards	—	(10,617)
Excess tax benefits from stock-based awards	—	10,617
Accretion and amortization on marketable securities	5,398	9,585
Deferred income taxes	(9,075)	(16,500)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,883)	32,909
Income tax receivable	(1,278)	(228)
Other assets	(7,892)	4,527
Accounts payable	1,584	(1,644)
Deferred revenue	14,961	(76,931)
Other liabilities	20,740	(37,907)

Net cash provided by (used in) operating activities	(6,440)	25,800

Investing activities:
Purchases of marketable securities	(470,174)	(623,717)
Sales of marketable securities	152,949	146,123
Maturities of marketable securities	373,471	415,161
Acquisition of property and equipment	(4,649)	(6,290)
Business acquisition, net of cash acquired	(390,993)	(18,054)
Proceeds from sale of property and equipment	5,056	—
Restricted cash	—	227
Other investing activities, net	700	(661)

Net cash provided by (used in) investing activities	(333,640)	(87,211)

Financing activities:
Taxes paid related to net share settlement of equity awards	(753)	(667)
Repurchases of common stock	—	(2,432)
Proceeds from exercise of stock options	7,948	3,618
Proceeds from employee stock purchase plan	2,975	3,506
Excess tax benefits from stock-based awards	—	(10,617)
Repayment of debt	—	(100,000)

Net cash provided by (used in) financing activities	10,170	(106,592)

Effect of exchange rate changes on cash and cash equivalents	15	(614)
Net increase (decrease) in cash and cash equivalents	(329,895)	(168,617)
Cash and cash equivalents, beginning of period	465,523	385,949

Cash and cash equivalents, end of period	$135,628	$217,332

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2014, the interim consolidated statements of operations and, the interim consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and the interim consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods during the three and six months ended June 30, 2014 for various games resulted in a decrease in revenue and income from continuing operations of $2.2 million and $1.5 million, respectively, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the three and six months ended June 30, 2014.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)” and is effective in the first quarter of 2017. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$413,192	$191	$(142)	$413,241
Corporate debt securities	597,926	236	(210)	597,952
Municipal securities	2,386	1	—	2,387

Total	$1,013,504	$428	$(352)	$1,013,580

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$333,632	$160	$(51)	$333,741
Corporate debt securities	731,225	356	(257)	731,324
Municipal securities	11,376	6	—	11,382

Total	$1,076,233	$522	$(308)	$1,076,447

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

June 30, 2014
Due within one year	$591,610
After one year through three years	421,970

Total	$1,013,580

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of June 30, 2014, we had unrealized losses of $0.4 million related to marketable securities that had a fair value of $447.9 million. As of December 31, 2013, we had unrealized losses of $0.3 million related to marketable securities that had a fair value of $240.9 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of June 30, 2014 and December 31, 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisition of Spooky Cool Labs LLC. The amount payable is contingent upon the achievement of certain performance milestones for each of the years ended June 30, 2014 and June 30, 2015. Under the terms of the agreement the maximum amount that could be earned is $100 million. As of June 30, 2014, based on our updated assessment of Spooky Cool’s expected performance, the maximum currently achievable amount is $60 million.

We initially estimated the acquisition date fair value of the contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the second quarter of 2014, we updated this analysis based on our updated projections and recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $12.1 million within research and development expense in our consolidated statement of operations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted future cash flows and the timing of those cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$912	$—	$—	$912
U.S. government and government agency debt securities	—	413,241	—	413,241
Corporate debt securities	—	597,952	—	597,952
Municipal securities	—	2,387	—	2,387

Total	$912	$1,013,580	$—	$1,014,492

Liabilities:
Contingent consideration	$—	$—	$25,070	$25,070

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$349,421	$—	$—	$349,421
U.S. government and government agency debt securities	—	333,741	—	333,741
Corporate debt securities	—	731,324	—	731,324
Municipal securities	—	11,382	—	11,382

Total	$349,421	$1,076,447	$—	$1,425,868

Liabilities:
Contingent consideration	$—	$—	$11,720	$11,720

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment	$141,637	$225,063
Software	30,428	27,668
Land	89,130	89,130
Building	194,507	192,512
Furniture and fixtures	10,732	11,303
Leasehold improvements	9,795	11,695

	476,229	557,371
Less accumulated depreciation	(158,971)	(208,578)

Total property and equipment, net	$317,258	$348,793

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

On the acquisition date, the Company assumed unvested NaturalMotion employee stock options and exchanged them for options to purchase shares of Zynga’s Class A Common Stock with a preliminary fair value of $29.7 million. $0.7 million of this value was allocated to purchase consideration and the remaining $29.0 million was allocated to future compensation expense which will be recorded as stock-based expense over the vesting period of the awards. Also on the acquisition date, the Company granted to continuing employees 11.6 million shares of Zynga’s Class A Common Stock that vest over a period of three years subject to continued employment with Zynga. The value of these shares on the acquisition date was $53.6 million and will be recorded as stock-based expense over the requisite service period in accordance with the vesting terms. Transaction costs incurred by the Company in connection with the acquisition, including professional fees and transaction taxes, were $6.4 million and are included in the Company’s statement of operations for the six months ended June 30, 2014.

The amounts of revenue and earnings of NaturalMotion included in the Company’s condensed consolidated statement of operations for the post acquisition period February 12, 2014 to the period ending June 30, 2014 are as follows (in thousands):

February 12, 2014 to June 30, 2014
Total revenues	$5,945
Net loss	$(36,531)

This loss includes approximately $12.1 million of stock-based expense.

The following pro forma financial information summarizes the combined results of operations for the Company and NaturalMotion, which was significant for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal years presented.

The pro forma financial information was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Total revenues	$326,160	$505,995
Net loss	$(135,586)	$(43,834)

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

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2013 to June 30, 2014 are as follows (in thousands):

Goodwill – December 31, 2013	$227,989
Additions	449,906
Foreign currency translation adjustments	15,919

Goodwill – June 30, 2014	$693,814

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$157,128	$(82,656)	$74,472
Trademarks, branding and domain names	16,199	(6,781)	9,418
Acquired lease intangibles	5,708	(3,705)	2,003

Total	$179,035	$(93,142)	$85,893

These assets were, and continue to be, amortized on a straight-line basis. As of June 30, 2014, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2014	$14,818
2015	28,650
2016	26,590
2017 and thereafter	9,714

Total	$79,772

7. Income Taxes

The benefit from income taxes decreased by $16.0 million and $17.7 million in the three and six months ended June 30, 2014, respectively, as compared to the same period of the prior year. The decrease in the three months ended June 30, 2014 is attributable to the benefit of $16.0 million recorded in the second quarter of 2013 related to changes in the estimated jurisdictional mix of earnings. The decrease in the six months ended June 30, 2014 was attributable primarily to the incremental benefit of $5.0 million recorded in the first quarter of 2013 related to the recognition of Federal research and development tax credits and the net benefit related to changes in the estimated jurisdictional mix of earnings between the two periods of $12.7 million.

During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S for which no benefit was recorded. If the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation liability	$19,779	$10,185
Accrued restructuring liability	11,242	6,751
Other current liabilities	98,508	51,930

Total other current liabilities	$129,529	$68,866

Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits, accrued escrow liabilities and accrued accounts payable.

9. Restructuring

During the six months ended June 30, 2014, we recorded a total restructuring charge of $27.4 million which was classified within our consolidated statement of operations as follows: Cost of Revenue $1.3 million, Research and Development $9.6 million, Sales and Marketing $1.5 million and General and Administrative $15.0 million.

Q1 2014 Restructuring Plan

During the three months ended March 31, 2014, our Board of Directors (the “Board”) authorized, and we implemented a restructuring plan that included a reduction in work force and the closure of certain office and data center facilities as part of an overall plan to better align our cost structure against market opportunities. As a result of this restructuring, we recorded a charge of $27.5 million in the six months ended June 30, 2014, which is included in operating expenses in our consolidated statement of operations. The $27.5 million restructuring charge in the six months ended June 30, 2014 is comprised of $13.4 million of employee severance and $14.1 million related to the closure of certain offices and data center facilities. This restructuring charge does not include the impact of $2.4 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded in stock-based expense. The remaining liability related to our Q1 2014 restructuring plan as of June 30, 2014 was $14.0 million and is expected to be paid out over the next 2.5 years.

The following table presents the activity for the three months ended March 31, 2014 and the three and six months ended June 30, 2014 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended			Six Months Ended June 30, 2014
	March 31, 2014	June 30, 2014
Restructuring liability - beginning of period	$—	$21,036		$—
Restructuring expense and adjustments	29,894	(2,314	)(1)	27,580
Cash payments	(8,858)	(4,716)		(13,574)

Restructuring liability (Q1 2014 Plan) - end of period	$21,036	$14,006		$14,006

(1)	A $2.3 million adjustment was recorded in the second quarter of 2014 to reduce our restructuring liability as a result of executing a sublease agreement with a new tenant in a data center facility we had previously vacated in the first quarter of 2014.

Other Plans

The following table presents the activity for the three months ended March 31, 2014 and the three and six months ended June 30, 2014 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended		Six Months Ended June 30, 2014
	March 31, 2014	June 30, 2014
Restructuring liability - beginning of period	$13,561	$9,813	$13,561
Restructuring expense and adjustments	(239)	44	(195)
Cash payments	(3,509)	(1,729)	(5,238)

Restructuring liability (2013 Plan) - end of period	$9,813	$8,128	$8,128

The remaining liability of $8.1 million is expected to be paid out over the next 3.3 years.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$1,002	$(1,639)	$2,281	$294
Research and development	17,596	15,888	36,012	36,788
Sales and marketing	1,860	3,973	3,318	5,386
General and administrative	8,389	7,666	15,562	13,342

Total stock-based expense	$28,847	$25,888	$57,173	$55,810

The following table shows stock option activity for the six months ended June 30, 2014 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2013	41,081	$2.07	$83,089	7.02
Granted	12,963	2.41
Forfeited and cancelled	(2,898)	2.77
Exercised	(6,884)	1.22

Balance as of June 30, 2014	44,262	$2.25	$67,251	7.30

The following table shows a summary of ZSU activity for the six months ended June 30, 2014 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs

Unvested as of December 31, 2013	66,997	$4.96	$254,589
Granted	17,303	4.78
Vested	(10,448)	5.85
Forfeited and cancelled	(17,365)	4.71

Unvested as of June 30, 2014	56,487	$4.81	$181,323

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2014 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of March 31, 2014	$3,994	$86	$4,080
Other comprehensive income before reclassifications	13,060	(1)	13,059
Amounts reclassified from accumulated other comprehensive income	—	(9)	(9)

Net current-period other comprehensive income	13,060	(10)	13,050

Balance as of June 30, 2014	$17,054	$76	$17,130

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of December 31, 2013	$(1,259)	$213	$(1,046)
Other comprehensive income before reclassifications	18,313	(120)	18,193
Amounts reclassified from accumulated other comprehensive income	—	(17)	(17)

Net current-period other comprehensive income	18,313	(137)	18,176

Balance as of June 30, 2014	$17,054	$76	$17,130

In October 2012, our Board authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. As of June 30, 2014, the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The program expires on October 31, 2014. We did not repurchase any shares in the three months ended June 30, 2014.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2014			2013
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(52,332)	$(8,731)	$(1,470)	$(12,161)	$(3,235)	$(409)

Weighted-average common shares outstanding	730,411	121,856	20,517	610,622	162,402	20,517

Basic net income (loss) per share	$(0.07)	$(0.07)	$(0.07)	$(0.02)	$(0.02)	$(0.02)

DILUTED:

Net income (loss) attributable to common stockholders	$(52,332)	$(8,731)	$(1,470)	$(12,161)	$(3,235)	$(409)

Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,470)	—	—	(409)	—	—

Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(8,731)	—	—	(3,235)	—	—

Net income (loss) attributable to common stockholders-diluted	$(62,533)	$(8,731)	$(1,470)	$(15,805)	$(3,235)	$(409)

Weighted-average common shares outstanding-basic	730,411	121,856	20,517	610,622	162,402	20,517

Conversion of Class C to Class A common shares	20,517	—	—	20,517	—	—

Conversion of Class B to Class A common shares	121,856	—	—	162,402	—	—

Weighted-average common shares outstanding-diluted	872,784	121,856	20,517	793,541	162,402	20,517

Diluted net income (loss) per share	$(0.07)	$(0.07)	$(0.07)	$(0.02)	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2014			2013
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(103,120)	$(17,650)	$(2,946)	$(8,939)	$(2,429)	$(304)

Weighted-average common shares outstanding	718,156	122,918	20,517	602,501	163,766	20,517

Basic net income per share	$(0.14)	$(0.14)	$(0.14)	$(0.01)	$(0.01)	$(0.01)

DILUTED:

Net income (loss) attributable to common stockholders	$(103,120)	$(17,650)	$(2,946)	$(8,939)	$(2,429)	$(304)

Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(2,946)	—	—	(304)	—	—

Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(17,650)	—	—	(2,429)	—	—

Net income (loss) attributable to common stockholders-diluted	$(123,716)	$(17,650)	$(2,946)	$(11,672)	$(2,429)	$(304)

Weighted-average common shares outstanding-basic	718,156	122,918	20,517	602,501	163,766	20,517

Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—

Conversion of Class B to Class A common shares outstanding	122,918	—	—	163,766	—	—

Number of shares used in diluted net income (loss) per share	861,591	122,918	20,517	786,784	163,766	20,517

Diluted net income (loss) per share	$(0.14)	$(0.14)	$(0.14)	$(0.01)	$(0.01)	$(0.01)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	44,982	64,241	43,513	68,533
Warrants	—	695	—	695
Restricted shares	14,069	5,224	11,603	5,510
ZSUs	59,042	64,597	58,993	60,577

Total	118,093	134,757	114,109	135,315

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of June 30, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$13,114
2015	28,355
2016	23,089
2017	13,633
2018	11,791
2019 and thereafter	33,964

$123,946

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of June 30, 2014, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3:12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations were filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation, Lead Case No. 12-cv-04007-JSW. On January 23, 2013, the court entered an order appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. On April 3, 2013, the lead plaintiff and another named plaintiff filed a consolidated complaint. On February 25, 2014, the court granted the defendants’ motion to dismiss the consolidated complaint and provided plaintiffs leave to file an amended complaint.

The lead plaintiff filed a First Amended Complaint on March 31, 2014. The First Amended Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between February 14, 2012 and July 25, 2012. The First Amended Complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company filed a motion to dismiss the First Amended Complaint on May 2, 2014, and briefing on the motion was completed in June 2014. A hearing on the motion is scheduled for September 19, 2014.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with an April 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a motion to stay the action and a demurrer arguing that the complaint should be dismissed because the court lacks jurisdiction over the claims. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above. On May 19, 2014, the court set a briefing schedule for the Company to file a motion to stay the action and a demurrer arguing that the complaint should be dismissed because it fails to state a cause of action. Briefing on the motion to stay and demurrer is scheduled to be completed on August 8, 2014, and a hearing is currently scheduled for August 25, 2014.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. The defendants removed the case to the United States District Court for the District of Delaware on May 10, 2013. On December 23, 2013, the district court granted the plaintiff’s motion to remand the action to the Court of Chancery. On January 8, 2013, the Chancery Court entered a scheduling order. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the Company filed a motion to dismiss the amended complaint and a motion to stay discovery while the motion to dismiss is pending. The plaintiff has opposed both motions. Briefing on the motion to stay was completed in March 2014. Briefing on the motion to dismiss was completed in April 2014. A hearing on the motions is currently scheduled for August 22, 2014.

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

On April 2, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-VCN. On May 15, 2014, the court endorsed a stipulation among the parties staying the action until the earlier of October 24, 2014, or thirty days after a decision on the motion to dismiss the First Amended Complaint in the federal securities class action.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$91,755	$138,086	$190,860	$294,337
All other countries (1)	61,477	92,649	130,392	199,987

Total revenue	$153,232	$230,735	$321,252	$494,324

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	June 30, 2014	December 31, 2013
United States	$313,244	$345,598
All other countries	4,014	3,195

Total property and equipment, net	$317,258	$348,793

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading social game developer with approximately 130 million average MAUs for the three months ended June 30, 2014. We have launched some of the most successful social games in the industry. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising services.

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

The games that constitute our top games vary over time, but historically the top three revenue-generating games in any period contributed the majority of our revenue. Our top three games accounted for 54%, 55% and 57% of our online game revenue in 2013, 2012 and 2011, respectively.

On February 11, 2014, we completed the acquisition of 100% of the equity interests of NaturalMotion. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock. NaturalMotion possesses industry leading technology and tools and its proven simulation technologies have powered some of the biggest console games and blockbuster movies. Zynga’s acquisition of NaturalMotion expanded our creative pipeline into two new consumer categories – Racing and People simulation – and provided Zynga with cutting edge technology and tools, including Euphoria, that we believe will help fast track Zynga’s ability to deliver hit games.

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

Facebook is currently the largest distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform. For example, for the three months ended June 30, 2014 and 2013, we estimate that 45% and 68% of our bookings, respectively, were generated through the Facebook platform, while 50% and 27% of our bookings, respectively, were generated through mobile platforms, with the three months ended June 30, 2014 being the first quarter in which bookings generated through mobile platforms represented a majority of our bookings. For the three months ended June 30, 2014 and 2013, we estimate that 59% and 76% of our revenue, respectively, was generated through the Facebook platform, while 37% and 23% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and in July 2013, Facebook began to transition to Facebook’s local currency-based payments program. We completed this in the fourth quarter of 2013. For all payment transactions in our games under Facebook’s local currency based payments model, Facebook remits to us an amount equal to 70% of the price we requested to be charged to our players.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Revenue to Bookings:
Revenue	$153,232	$230,735	$321,252	$494,324
Change in deferred revenue	21,870	(43,157)	15,208	(76,931)

Bookings	$175,102	$187,578	$336,460	$417,393

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for provision for / (benefit from) income taxes; other income (expense), net; interest income; gain (loss) from significant legal settlements; restructuring expense; depreciation and amortization; impairment of intangible assets; stock-based expense; contingent consideration fair value adjustments; acquisition-related transaction expenses, and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(62,533)	$(15,805)	$(123,716)	$(11,672)
Provision for (benefit from) income taxes	(2,012)	(17,989)	(9,091)	(26,755)
Other income (expense), net	(896)	4,531	(2,021)	5,394
Interest income (expense), net	(776)	(1,105)	(1,646)	(2,268)
Restructuring expense, net	(2,270)	25,089	27,385	30,548
Depreciation and amortization	19,926	30,858	45,270	62,919
Contingent consideration fair value adjustment	12,070	—	13,350	—
Acquisition-related transaction expenses	265	—	6,425	—
Stock-based expense	28,847	25,888	57,173	55,810
Change in deferred revenue	21,870	(43,157)	15,208	(76,931)

Adjusted EBITDA	$14,491	$8,310	$28,337	$37,045

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income expense (net), which includes foreign exchange gains and losses and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired, contingent consideration fair value adjustments, and does not include acquisition-related transaction expenses;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements or restructuring expense; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

DAUs. We define DAUs as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms or social networks (e.g., Facebook.com, Zynga.com, iPad, Android Phone, iPhone, etc.) on the same day would be counted as two DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period. We use DAUs as a measure of audience engagement.

MAUs. We define MAUs as the number of individuals who played a particular game in the 30-day period ending with the measurement date. Under this metric, an individual who plays two different games in the same 30-day period is counted as two MAUs. Similarly, an individual who plays the same game on two different platforms or social networks (e.g., Facebook.com, Zynga.com, iPad, Android Phone, iPhone, etc.) in a 30-day period would be counted as two MAUs. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. We use MAUs as a measure of total game audience size.

MUUs. We define MUUs as the number of unique individuals who played any of our games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of our games in a given 30-day period would be counted as a single MUU. However, because we cannot always distinguish unique individuals playing on two different social networks, a player playing on two different social networks in a given 30-day period may be counted as two MUUs. Because many of our players play more than one game in a given 30-day period, MUUs are always lower than MAUs in any given time period. Average MUUs for a particular period is the average of the MUUs at each month-end during that period. We use MUUs as a measure of total audience reach across our network of games.

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain of our mobile games. MUPs does not include payers who use certain payment methods for which we cannot quantify the number of unique payers. Because we cannot always distinguish unique individuals playing on two different social networks, an individual who makes a payment on two different social networks in a given 30-day period may be counted as two MUPs. MUPs are presented as an average of the three months in the applicable quarter.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(users and payers in millions)
Average DAUs	29	39	28	46
Average MAUs	130	187	126	220
Average MUUs (1)	89	123	88	136
Average MUPs (1)	1.7	1.9	1.5	2.2
ABPU	$0.067	$0.053	$0.065	$0.051

(1)	MUUs and MUPs exclude NaturalMotion as our systems are unable to distinguish whether a player of a NaturalMotion game is also a player of a Zynga game so we exclude NaturalMotion payers to avoid potential double counting of MUUs and MUPs.

Average DAUs, MAUs and MUUs declined when comparing the three months ended June 30, 2014 and 2013. The declines in users for our existing games have exceeded the contribution to these metrics from newer titles including FarmVille 2: Country Escape. ABPU increased in the second quarter of 2014 compared to the second quarter of 2013 due to a faster decline in DAUs in those periods than the decline in bookings and due to strong ABPU from FarmVille 2: Country Escape. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013
Average monthly unique payer bookings (in thousands) (1)	$44,844	$39,073	$37,432	$39,535	$50,657
Average MUPs (in millions) (2)	1.7	1.4	1.3	1.6	1.9
Monthly unique payer bookings per MUP (3)	$27	$27	$28	$25	$26

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising and NaturalMotion.
(2)	MUPs exclude NaturalMotion as our systems are unable to distinguish whether a player of a NaturalMotion game is also a player of a Zynga game so we exclude NaturalMotion payers to avoid potential double counting of MUPs.
(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings increased between the first quarter of 2014 and the second quarter of 2014 due to the bookings contribution from FarmVille 2: Country Escape, offset by declines in other games.

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

Recent Developments

•	Executive Team Appointments. In April 2014, Zynga announced it appointed David Lee as Chief Financial Officer and Chief Accounting Officer, replacing Mark Vranesh. Mr. Lee oversees accounting, corporate finance and investor relations for Zynga. We also announced several other hires including: Alex Garden, President of Zynga Studios, who has 25 years of entertainment industry experience, and a history of architecting consumer entertainment experiences across video, music, free-to-play and console games; Academy Award nominated visual artist, Henry LaBounta as its first Chief Visual Officer and Jennifer Nuckles, a proven consumer marketer with more than 18 years of experience, as its Chief Marketing Officer. Additionally, Zynga announced its founder Mark Pincus stepped down from his operational role as Chief Product Officer to focus on serving in his role as Chairman of the Board of Directors.

•	Updates to our Board of Directors. In June 2014, Directors Jeffrey Katzenberg and Reid Hoffman did not seek re-election to the Board of Directors (the “Board”) at the Company’s 2014 Annual Meeting of Stockholders. Mr. Hoffman served since 2008 and Mr. Katzenberg served for more than three years. In July 2014, Zynga announced Dr. Regina E. Dugan, Vice President of Engineering at Google Inc., and the leader of the company’s Advanced Technology and Projects (ATAP) group, was appointed to Zynga’s Board of Directors. Dr. Dugan joined L. John Doerr, William “Bing” Gordon, Stanley J. Meresman, Sunil Paul, Ellen F. Siminoff Don Mattrick and Mark Pincus on the Board.

•	Product Launches and Updates. In the second quarter of 2014, we launched new games and made several product updates, including:

¡	The FarmVille team continues to make strides in growing and sustaining the core franchise. We are seeing promising results from bringing FarmVille to mobile with the April launch of FarmVille 2: Country Escape. Since the launch, the team has focused on delivering engaging content to a global audience.
¡	As part of Zynga’s growing Casino franchise, which includes Zynga Poker and Hit It Rich! Slots, Zynga partnered with A&ENetwork®’s Duck Dynasty series to expand its branded social casino experience for consumers with the June 2014 launch of Duck Dynasty Slots on iPhone, iPad and Google Play.
¡	In keeping with our commitment to bring play to multiple platforms, we also released CSR Classics and Clumsy Ninja on Google Play.

Factors Affecting Our Performance

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new mobile and web games and the release of fresh content and new features in existing games, such as our launch of FarmVille 2: Country Escape. Our future success depends on our ability to launch successful new hit titles on mobile platforms. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.053 in the three months ended June 30, 2013 to $0.067 in the three months ended June 30, 2014 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively, on average. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results. We may incur increased player acquisition costs as our ability to cross-promote traffic to games that are offered on platforms other than Facebook are limited by Facebook’s standard terms of service, and we may need to spend greater amounts on advertising and marketing our games.

New market development. We are investing in new distribution channels, mobile platforms and international markets to expand our reach and grow our business. For example, we have continued to hire additional employees and acquire companies with experience developing mobile applications. Our ability to be successful will depend on our ability to develop a successful mobile network, obtain new players and retain existing players on new and existing social networks, and attract advertisers.

In the first quarter of 2014, we completed the acquisition of NaturalMotion, the maker of Clumsy Ninja and CSR Racing. This allowed us to enter into the people simulation and racing game categories, and our future success is dependent upon our ability to enhance our game offerings by leveraging the games, workforce, and technology we acquired.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In addition to employee attrition, we have also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. For example, in the first quarter of 2014, we implemented a restructuring plan that included a work force reduction. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees, which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	33	26	33	26
Research and development	61	54	60	51
Sales and marketing	27	14	22	12
General and administrative	21	19	28	18

Total costs and expenses	142	113	143	107

Income (loss) from operations	(42)	(13)	(43)	(7)
Interest income	1	—	1	—
Other income (expense), net	1	(2)	1	(1)

Income (loss) before income taxes	(40)	(15)	(41)	(8)
Provision for (benefit from) income taxes	(1)	(8)	(3)	(5)

Net income (loss)	(39)%	(7)%	(38)%	(3)%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$130,966	$203,326	(36%)	$263,236	$432,892	(39%)
Advertising	22,266	27,409	(19%)	58,016	61,432	(6%)

Total revenue	$153,232	$230,735	(34%)	$321,252	$494,324	(35%)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total revenue decreased $77.5 million in the second quarter of 2014, as compared to the same period of the prior year as a result of a decline in online game revenue. Bookings decreased by $12.5 million in the second quarter of 2014, compared to the same period of the prior year due to declines in existing games and the lack of new game launches to offset these declines. ABPU increased from $0.053 in the second quarter of 2013 to $0.067 in the second quarter of 2014, while DAUs decreased from 39 million in the second quarter of 2013 to 29 million in in the second quarter of 2014 and MUPs decreased from 1.9 million in the second quarter of 2013 to 1.7 million in the second quarter of 2014.

Online game revenue decreased $72.4 million in the second quarter of 2014 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, ChefVille, CastleVille, Zynga Poker (web) and CityVille in the amounts of $24.1 million, $12.0 million, $11.0 million $10.4 million and $7.1 million, respectively. The decreases in online game revenue from FarmVille, ChefVille, CastleVille, Zynga Poker (web) and CityVille were due to overall decay rate in bookings and audience metrics in these games. The decrease in online game revenue was partially offset by an increase in online game revenue of $11.1 million from FarmVille 2. All other games accounted for the remaining net decrease of $18.9 million.

International revenue as a percentage of total revenue was 40% in both the second quarter of 2014 and second quarter of 2013.

In the three months ended June 30, 2014, FarmVille 2 and Zynga Poker were our top revenue-generating games and comprised 32% and 24%, respectively, of our online game revenue for the period. In the three months ended June 30, 2013, Zynga Poker, FarmVille and FarmVille 2 were our top revenue-generating games and comprised 20%, 16% and 15% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 38% of online game revenue in the second quarter of 2014 and 28% of online game revenue in the second quarter of 2013. Durable virtual goods accounted for 62% of online game revenue in the second quarter of 2014 and 72% of online game revenue in the second quarter of 2013. The estimated weighted average life of durable virtual goods was 12 months in the second quarter of 2014 compared to 13 months in the second quarter of 2013. In addition, changes in our estimated average life of durable virtual goods during the three months ended June 30, 2014 for various games resulted in a decrease in revenue and income from continuing operations of $2.2 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the second quarter of 2014.

Advertising and other revenue decreased $5.1 million in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to a $1.9 million decrease in in-game offers, engagement ads and other advertising revenue, a $1.8 million decrease in in-game display ads, and a $1.4 million decrease in in-game sponsorships.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total revenue decreased $173.1 million in the six months ended June 30, 2014, as compared to the same period of the prior year. Bookings decreased by $80.9 million in the six months ended June 30, 2014 as compared to the same period of the prior year. ABPU increased from $0.051 for the six months ended June 30, 2013 to $0.065 for the six months ended June 30, 2014. DAUs decreased from 46 million for the six months ended June 30, 2013 to 28 million for the six months ended June 30, 2014.

Online game revenue decreased $169.7 million in the six months ended June 30, 2014 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, CastleVille, Zynga Poker (web), ChefVille, CityVille, FrontierVille and Bubble Safari in the amounts of $47.9 million, $29.1 million, $27.3 million, $19.6 million, $18.7 million, $9.3 million and $9.0 million, respectively. The decreases in online game revenue from these games were the result of the overall decay rate in bookings and audience metrics in these games. These decreases were partially offset by an increase in online game revenue of $30.5 million from FarmVille 2 which was the result of the game launching in September 2012. All other games accounted for the remaining net decrease of $39.3 million.

International revenue as a percentage of total revenue accounted for 41% and 40% in the six months ended June 30, 2014 and 2013, respectively.

In the six months ended June 30, 2014, FarmVille 2 and Zynga Poker were our top revenue-generating games and comprised 31% and 24%, respectively, of our online game revenue for the period. In the six months ended June 30, 2013, Zynga Poker, FarmVille and FarmVille 2, were our top revenue-generating games and comprised 21%, 16%, and 12%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these six month periods.

Consumable virtual goods accounted for 36% of online game revenue in the six months ended June 30, 2014 and accounted for 29% of online game revenue in the six months ended June 30, 2013. Durable virtual goods accounted for 64% of online game revenue in the six months ended June 30, 2014 and accounted for 71% of online game revenue in the six months ended June 30, 2013. The estimated weighted-average life of durable virtual goods was 12 months in the six months ended June 30, 2014 and 13 months in the six months ended June 30, 2013. In addition, changes in our estimated average life of durable virtual goods during the six months ended June 30, 2014 for various games resulted in a decrease in revenue and income from continuing operations of $1.5 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the six months ended June 30, 2014. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $2.4 million, which did not impact our reported earnings per share in that period.

Advertising revenue decreased $3.4 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, due to a $4.3 million decrease in in-game offers, engagement ads, and other advertising revenue, a $3.6 million decrease in in-game display ads, and a $3.5 million decrease in in-game sponsorships, offset by a $8.0 million increase in licensing revenue.

Cost of revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Cost of revenue	$51,288	$61,077	(16%)	$104,792	$130,471	(20%)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Cost of revenue decreased $9.8 million in the second quarter of 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $8.7 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $6.5 million decrease in hosting and data center costs due to lower data usage needs and a $3.4 million decrease in consulting expense due to lower customer service costs which is consistent with the discontinuance of certain games, offset by a $10.5 million increase in payment processing fees from mobile payment processors.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Cost of revenue decreased $25.7 million in the six months ended June 30, 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $13.0 million decrease in third party hosting expense due to lower data center usage needs, a $12.4 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, an $8.8 million decrease in consulting expense due to lower customer service costs which is consistent with the discontinuance of certain games and a $3.9 million decrease in headcount-related expense, offset by a $12.3 million increase in payment processing fees primarily from mobile payment processors.

Research and development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Research and development	$93,722	$124,322	(25%)	$191,306	$253,503	(25%)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Research and development expenses decreased $30.6 million in the second quarter of 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $21.1 million decrease in headcount related expense and a $19.5 million decrease in restructuring expense, offset by $12.1 million of expense recorded in the second quarter of 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs LLC.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Research and development expenses decreased $62.2 million in the six months ended June 30, 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $48.8 million decrease in headcount related expense, a $13.6 million decrease in restructuring expense and a $9.0 million decrease from lower allocated facilities and overhead costs, offset by a $13.4 million expense recorded in 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs LLC.

Sales and marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Sales and marketing	$41,608	$31,163	34%	$71,461	$58,470	22%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Sales and marketing expenses increased $10.4 million in the second quarter of 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $15.6 million increase in marketing expense due to higher mobile player acquisition costs and consumer marketing costs to promote the launch of FarmVille 2: Country Escape as well as other games, offset by a $2.1 million decrease in stock-based expense and a $0.9 million decrease in restructuring expense.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Sales and marketing expenses increased $13.0 million in the six months ended June 30, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $20.7 million increase in marketing expense due to higher mobile player acquisition costs and consumer marketing costs to promote the launch of FarmVille 2: Country Escape as well as other games, offset by a $3.7 million decrease in headcount related expense, a $2.1 million decrease in stock-based expense and a $1.9 million decrease in consulting expense.

General and administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
General and administrative	$32,831	$44,541	(26%)	$90,167	$87,181	3%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

General and administrative expenses decreased $11.7 million in the second quarter of 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $6.0 million decrease in restructuring expense and a $4.6 million decrease in headcount related expense.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

General and administrative expenses increased $3.0 million in the six months ended June 30, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $10.7 million increase from higher allocated facilities and overhead costs, a $9.7 million increase in restructuring expense and a $9.6 million increase related to acquisition-related transaction expenses in connection with the acquisition of NaturalMotion, offset by a $10.9 million decrease in headcount related expense, a $10.8 million decrease in third party consulting and legal expenses, a $5.2 million decrease in expense due to certain furniture and computer equipment assets being fully depreciated subsequent to June 30, 2013 and a $1.5 million decrease in IT bandwidth costs.

Other income (expense), net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Other income (expense), net	$896	$(4,531)	N/M	$2,021	$(5,394)	N/M

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Other income (expense) net increased by $5.4 million in the second quarter 2014 as compared to the same period of the prior year due to a $4.1 million decrease in interest expense in connection with the termination of our interest rate swap agreement and repayment of our loan in the second quarter of 2013 and a $1.0 million increase in sublease rental income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other income (expense), net decreased $7.4 million in the six months ended June 30, 2014 as compared to the same period of the prior year due to a $5.2 million decrease in interest expense in connection with the termination of our interest rate swap and repayment of our loan in the second quarter of 2013 and a $2.0 million increase in sublease rental income.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(2,012)	$(17,989)	N/M	$(9,091)	$(26,755)	N/M

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The benefit from income taxes decreased by $16.0 million in the second quarter of 2014 as compared to the same period of the prior year. This decrease was primarily related to the benefit of $16.0 million recorded in the second quarter of 2013 related to changes in the estimated jurisdictional mix of earnings.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The benefit from income taxes decreased by $17.7 million in the six months ended June 30, 2014 as compared to the same period of the prior year. This decrease was attributable primarily to the incremental benefit of $5.0 million recorded in the first quarter of 2013 related to the recognition of Federal research and development tax credits and the net benefit related to changes in the estimated jurisdictional mix of earnings between the two periods of $12.7 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(4,649)	$6,290
Depreciation and amortization	45,270	62,919
Cash flows provided by (used in) operating activities	(6,440)	25,800
Cash flows provided by (used in) investing activities	(333,640)	(87,211)
Cash flows provided by (used in) financing activities	10,170	(106,592)

As of June 30, 2014, we had cash, cash equivalents and marketable securities of approximately $1.15 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities.

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200 million of our Class A common stock. As of June 30, 2014, we had repurchased $21.1 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The program expires on October 31, 2014. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. We did not repurchase any shares in the three months ended June 30, 2014.

Operating Activities

After our net loss of $123.7 million is adjusted to exclude non-cash items, operating activities used $6.4 million of cash during the six months ended June 30, 2014. Significant non-cash items included depreciation and amortization of $45.3 million and stock-based expense of $57.2 million. Changes in our operating assets and liabilities provided $17.2 million in cash for the six months ended June 30, 2014 primarily due to an increase in deferred revenue and an increase in other liabilities related to the contingent consideration fair value adjustment for Spooky Cool Labs LLC, offset by a decrease in accounts receivable.

Investing Activities

Investing activities used $333.6 million during the six months ended June 30, 2014. The primary outflows were related to the acquisition of NaturalMotion in February 2014 for $391.0 million of cash and purchases of marketable securities of $470.2 million. These outflows were offset by $526.4 million of cash inflow from sales and maturities of marketable securities.

Financing Activities

Financing activities provided approximately $10.2 million during the six months ended June 30, 2014. The primary inflows of cash were $10.9 million of cash receipts from employee exercises of stock options and employee participation in our employee stock purchase plan.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our agreement through 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. As of June 30, 2014, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the second quarter of 2014 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of June 30, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$13,114
2015	28,355
2016	23,089
2017	13,633
2018	11,791
2019 and thereafter	33,964

$123,946

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2013. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

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

During the six months ended June 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion on the market risks we encounter.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2014.

Risks Related to Our Business and Industry

If our distribution channels or platform providers change their standard terms and conditions for developers in a way that is detrimental to us, our business will suffer.*

Facebook is currently the largest distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (45% in the six months ended June 30, 2014) and revenue (59% in the six months ended June 30, 2014) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

Our business may be harmed if:

•	Facebook discontinues or limits our access to its platform;

•	Facebook terminates or seeks to terminate our contractual relationship altogether;

•	Facebook prohibits us from offering our games on the Facebook platform because it determines that we are a competitor or for other reasons;

•	Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us, other application developers, or Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or shared by users;

•	Facebook establishes more favorable relationships with one or more of our competitors; or

•	Facebook develops or acquires its own competitive offerings.

In addition, we have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users or other factors cause its user base to stop growing or to shrink, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective, or available at all.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services or do not execute our strategy successfully, our revenue and bookings may decline. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, the expansion of our network, international expansion and our network infrastructure. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

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

In particular, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. For example, we recognize revenue net of the amounts retained by Facebook related to Facebook Credits and local-currency transactions sold to the players of our games on Facebook under the terms of our agreement with Facebook. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. Additionally, NaturalMotion, a company we acquired in February 2014, reported its historical financial statements in accordance with U.K. GAAP, and we may have difficulty in reporting its financial results in accordance with our revenue recognition policies, which could have a negative effect on our reported financial results. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Quarterly Report on Form 10-Q.

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

In addition, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released in and meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games we believe that can drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long term.

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

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	effectively market new mobile and multi-platform games across multiple mobile devices to our existing web-based players and players of our current mobile games;

•	execute our network strategy and expand our network to mobile;

•	acquire players and market and advertise our games, effectively and without excess costs;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	minimize launch delays and cost overruns on the development of new games;

•	expand on our current mobile games;

•	effectively monetize mobile games without degrading the social game experience for our players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies, including, but not limited to, our integration of NaturalMotion which we acquired in February 2014.

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

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. For example, in April 2014 we launched a mobile version of FarmVille 2 called FarmVille 2: Country Escape. While we are encouraged by its early performance, there is a risk that the game will not ultimately attract and retain a significant number of players, monetize well or otherwise perform satisfactorily, which would lead to a negative effect on our business.

Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased over the last several years. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive and technological landscape;

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that our players find fun, interesting and compelling to play;

•	develop games that can build upon or become franchise games;

•	effectively market and advertise new games and enhancements to our existing players and new players;

•	acquire players in a cost-effective manner;

•	minimize the launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire and integrate high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.*

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	continued worldwide growth in the adoption and use of Facebook and other social networks on which our platform relies;

•	our ability to maintain the popularity of our games on Facebook;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of mobile devices, broadband Internet and personal computer users, and the rate of any such growth;

•	the transition of our players from the web to mobile devices, and our ability to effectively monetize games on mobile devices and across multiple platforms and devices; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for game development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential players. New and different types of entertainment may increase in popularity at the expense of social games. A decline in the popularity of social games in general, or our games in particular, would harm our business and prospects.

Our acquisition of NaturalMotion is significant, and the anticipated benefits of the acquisition could be impacted by a number of risks specific to NaturalMotion’s business, as well as by risks related to the integration process.

On February 11, 2014, we completed our acquisition of NaturalMotion. The process of integrating NaturalMotion’s operations into our operations could result in unforeseen operating difficulties, absorb significant management attention, and require significant resources that would otherwise have been available for the ongoing development of our existing operations. Particular significant risks and challenges include, but are not limited to:

•	the potential lack of employee retention stemming from the acquisition;

•	that NaturalMotion’s games may not succeed or perform as we anticipated;

•	that NaturalMotion’s pipeline of future products under development may take longer than predicted to develop and launch or may fail to launch at all;

•	the difficulty of integrating NaturalMotion’s tools and technology into our current and future mobile products; and

•	the risk that the implementation of our existing models and mechanics fails to enhance NaturalMotion’s products.

•	If we are unsuccessful in addressing these risks and challenges, our business and prospects would be harmed.

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

Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•	significant competition from other game companies as the social game industry consolidates;

•	the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

•	risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Expansion into international markets is important for our strategy, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our efforts” elsewhere in this Quarterly Report on Form 10-Q;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses;

•	in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for a product that has not met expectations;

•	our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•	liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. For more information, see Note 3 – “Fair Value Measurements” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended June 30, 2014, we had approximately 1.7 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

In 2013 and in early 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers, engineers and executives are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining these employees. We have experienced significant turnover in our headcount over the last year, including within our senior management team, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2014, approximately 35% of our employees had been with us for less than one year and approximately 54% for less than two years. Each of our executive officers joined us or was appointed to his respective role in the past 12 months.

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

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released in, and then meaningfully contribute to bookings for, the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. This decision to discontinue certain games could negatively impact our operating results in the short term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

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

We have a new business model and a short operating history, which make it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

We began operations in April 2007, and became publicly listed in December 2011, and we have a short operating history and a new business model, which make it difficult to effectively assess our future prospects. Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for our products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

We may choose to exit the real money gaming market completely to focus on our core business and, if we elect to participate in this market, our efforts may not be successful.

In October 2012, we entered into an agreement with Bwin.Party Digital Entertainment plc (“bwin.party”) to develop, test and operate certain real money online poker and casino games in the United Kingdom. In the second quarter of 2013, we launched our first real money gaming (RMG) offerings, ZyngaPlusPoker and ZyngaPlusCasino, in the United Kingdom in connection with this agreement. We are evaluating our RMG products in the United Kingdom to determine whether or not they are on strategy and aligned with our near term market opportunities and priorities. We may decide these products and participation in regulated markets globally is consistent with near term market opportunities and priorities or we may decide to exit the market. We cannot provide assurance that our RMG products, or any products or partnerships we may launch in the future will be successful, or ultimately produce any material revenue.

In 2013, we decided to withdraw our application from the Nevada Gaming Control Board and made the focused choice not to pursue a license for real money gaming in other U.S. jurisdictions at this time in order to focus our resources and priorities on what we believe is our biggest opportunity, free to play social games. Our decision may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed. In connection with our decision to refocus on our core free to play business, we are evaluating our participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot provide assurance that we will be able to obtain a license in a timely fashion or that we will be able to obtain a license at all.

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

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing our foreign language offerings. For example, in February 2014, we completed the acquisition of NaturalMotion, a company domiciled in the United Kingdom. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of June 30, 2014, we had $1.12 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We began operations in 2007. While our administrative and technical systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, age verification, underage players or the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our game features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our players share with us.

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

As we continue to expand our international operations, such as our recent acquisition of NaturalMotion, a company domiciled in the U.K., we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from players who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman, beneficially owned approximately 62% of the total voting power of our outstanding capital stock as of June 30, 2014. As a result, Mr. Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2013 and June 30, 2014, the stock price of our Class A common stock has ranged from $2.72 to $5.89. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

In addition, in October 2012, we announced that our Board authorized us to repurchase up to $200.0 million of our Class A common stock. As of June 30, 2014, we had repurchased approximately $21.1 million of our Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

All of our stock repurchases were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. During the six months ended June 30, 2014, we did not repurchase any shares. The remaining amount available for the repurchase of our Class A common stock was $178.9 million as of June 30, 2014.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on August 7, 2014.

ZYNGA INC.

By:	/s/ David Lee
David Lee Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement by and among Zynga Inc., Zynga Game International Limited, NaturalMotion Limited, the Shareholders thereof, and the Sellers’ Representative	8-K	001-35375	2.1	01/30/2014

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/04/2011

10.1+	Offer Letter, dated April 7, 2014, between Zynga and David Lee	8-K	001-35375	10.1	04/10/2014

10.2+	Non-Employee Director Compensation Policy	8-K	001-35375	10.1	07/09/2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.