Form 10-Q
period 2014-09-30
ZYNGA INC
filed 2014-11-07
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, there were 767,444,484 shares of the Registrant’s Class A common stock outstanding, 114,893,043 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future operational and strategic plans;

•	our future relationship with Facebook, changes in the Facebook platform or changes in our agreements with Facebook;

•	our relationship and/or agreements with Apple, Google and other Android platform providers and/or changes in the Android or iOS platforms;

•	our relationship and/or agreements with key licensing partners, additional platform partners or any other key partners;

•	our ability to successfully acquire and integrate companies and assets, including, but not limited to, our integration of NaturalMotion Limited (“NaturalMotion”) and the success of its current and future games as part of Zynga;

•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner, including Casino launches, planned launches in our Words franchise and in the Sports and Runner content categories, and the planned global launch of Looney Tunes Dash!;

•	our ability to sustain and expand our franchise games;

•	our ability to launch and monetize successful games and franchises in new markets and on new platforms;

•	our ability to develop and launch new features and content for our existing games in a timely manner;

•	the effectiveness of our marketing program;

•	the growth of the social games market, including the mobile market and the advertising market;

•	our ability to successfully transition our business to take advantage of the market opportunity in our industry;

•	our ability to enter into, or expand our game offerings in, new evergreen content categories and the evergreen potential of these categories;

•	our ability to retain key employees in light of business challenges, particularly employees key to franchise games and launches;

•	the impact of new hires on our organization and other changes in personnel and roles;

•	attracting qualified employees and key personnel;

•	our ability to effectively compete in the markets in which we operate;

•	expanding our network, including creating and building a mobile network on multiple platforms and across multiple devices and the success of that network;

•	our ability to transition our web franchises to mobile and create new franchises on the web and mobile;

•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;

•	retaining and adding players in a cost-effective manner and increasing the monetization of our player base;

•	earnout payments in connection with acquisitions;

•	our evaluation of new business opportunities;

•	our ability to rationalize our product pipeline, control marketing and technology expenditures and consolidate certain facilities;

•	our ability to efficiently deploy employees and leverage our teams and talent, including shifting resources when necessary to prioritize more important projects;

•	our estimated savings and charges associated with our restructuring efforts;

•	capital expenditures and investment in our network infrastructure, including data centers;

•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses;

•	player acquisition, advertising and marketing costs;

•	our use of working capital in general;

•	maintaining a technology infrastructure that can efficiently and reliably handle increased player usage, fast load times and the rapid deployment of new features and products;

•	utilizing, protecting, defending and enforcing our intellectual property;

•	intellectual property disputes or other litigation;

•	our ability to prevent credit card fraud and security breaches; and

•	protecting our players’ information and adequately addressing privacy concerns.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$128,278	$465,523
Marketable securities	697,484	659,973
Accounts receivable, net of allowance of $0 at September 30, 2014 and December 31, 2013	86,565	65,667
Income tax receivable	3,744	6,943
Deferred tax assets	3,803	16,293
Restricted cash	48,050	3,493
Other current assets	24,443	23,507

Total current assets	992,367	1,241,399
Long-term marketable securities	319,115	416,474
Goodwill	675,324	227,989
Other intangible assets, net	76,479	18,282
Property and equipment, net	307,387	348,793
Other long-term assets	20,704	26,148

Total assets	$2,391,376	$2,279,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,439	$20,973
Other current liabilities	153,956	68,866
Deferred revenue	198,688	186,663

Total current liabilities	368,083	276,502
Deferred revenue	5,312	3,252
Deferred tax liabilities	8,458	—
Other non-current liabilities	78,639	122,060

Total liabilities	460,492	401,814
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares:
2,020,517; shares outstanding: 902,012 shares (Class A, 766,592, Class B, 114,903, Class C, 20,517) as of September 30, 2014 and 832,309 (Class A, 685,554, Class B, 126,238, Class C, 20,517) as of December 31, 2013	3,062,186	2,823,743
Accumulated other comprehensive income (loss)	(4,510)	(1,046)
Accumulated deficit	(1,126,792)	(945,426)

Total stockholders’ equity	1,930,884	1,877,271

Total liabilities and stockholders’ equity	$2,391,376	$2,279,085

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Online game	$139,372	$174,370	$402,608	$607,262
Advertising and other	37,239	28,210	95,255	89,642

Total revenue	176,611	202,580	497,863	696,904
Costs and expenses:
Cost of revenue	53,286	59,011	158,078	189,482
Research and development	100,113	81,023	291,419	334,526
Sales and marketing	44,005	21,170	115,466	79,640
General and administrative	38,536	34,012	128,703	121,193
Impairment of intangible assets	—	10,217	—	10,217

Total costs and expenses	235,940	205,433	693,666	735,058

Income (loss) from operations	(59,329)	(2,853)	(195,803)	(38,154)
Interest income	841	965	2,487	3,233
Other income (expense), net	647	929	2,668	(4,465)

Income (loss) before income taxes	(57,841)	(959)	(190,648)	(39,386)
Provision for (benefit from) income taxes	(783)	(891)	(9,874)	(27,646)

Net income (loss)	$(57,058)	$(68)	$(180,774)	$(11,740)

Net income (loss) per share:
Basic	$(0.06)	$0.00	$(0.21)	$(0.01)

Diluted	$(0.06)	$0.00	$(0.21)	$(0.01)

Weighted average common shares used to compute net income (loss) per share:
Basic	884,021	804,129	869,178	791,032
Diluted	884,021	804,129	869,178	791,032

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(57,058)	$(68)	$(180,774)	$(11,740)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(21,368)	179	(3,055)	(1,280)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(272)	1,187	(409)	(241)
Net change on unrealized gains (losses) on derivative instruments	—	—	—	2,423

Other comprehensive income (loss)	(21,640)	1,366	(3,464)	902

Comprehensive income (loss)	$(78,698)	$1,298	$(184,238)	$(10,838)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(180,774)	$(11,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,553	96,905
Stock-based expense	93,468	65,066
(Gain) loss from sales of investments, assets and other, net	2,131	7,437
Tax benefits from stock-based awards	—	(10,792)
Excess tax benefits from stock-based awards	—	10,792
Accretion and amortization on marketable securities	7,783	14,310
Deferred income taxes	(10,113)	(18,253)
Impairment of intangible assets	—	10,217
Changes in operating assets and liabilities:
Accounts receivable, net	(13,443)	39,902
Income tax receivable	3,200	(469)
Other assets	(3,860)	194
Accounts payable	(5,919)	(2,728)
Deferred revenue	13,838	(127,405)
Other liabilities	20,280	(52,494)

Net cash provided by (used in) operating activities	(8,856)	20,942

Investing activities:
Purchases of marketable securities	(617,256)	(821,942)
Sales of marketable securities	170,943	234,901
Maturities of marketable securities	496,763	699,418
Acquisition of property and equipment	(7,078)	(7,344)
Business acquisition, net of cash acquired	(391,711)	(18,054)
Proceeds from sale of property and equipment	5,059	—
Restricted cash	—	227
Other investing activities, net	357	228

Net cash provided by (used in) investing activities	(342,923)	87,434

Financing activities:
Taxes paid related to net share settlement of equity awards	(963)	(1,031)
Repurchases of common stock	—	(9,302)
Proceeds from exercise of stock options	9,410	6,430
Proceeds from employee stock purchase plan	6,318	7,892
Excess tax benefits from stock-based awards	—	(10,792)
Repayment of debt	—	(100,000)

Net cash provided by (used in) financing activities	14,765	(106,803)

Effect of exchange rate changes on cash and cash equivalents	(231)	(804)
Net increase (decrease) in cash and cash equivalents	(337,245)	769
Cash and cash equivalents, beginning of period	465,523	385,949

Cash and cash equivalents, end of period	$128,278	$386,718

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2014, the interim consolidated statements of operations and, the interim consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the interim consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods during the nine months ended September 30, 2014 for various games resulted in a decrease in revenue and income from continuing operations of $0.8 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the nine months ended September 30, 2014. There was no material impact to revenue recognized in the third quarter of 2014 from changes in our estimated average life of durable goods.

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

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$429,462	$162	$(115)	$429,509
Corporate debt securities	575,425	112	(355)	575,182
Municipal securities	11,908	—	—	11,908

Total	$1,016,795	$274	$(470)	$1,016,599

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$333,632	$160	$(51)	$333,741
Corporate debt securities	731,225	356	(257)	731,324
Municipal securities	11,376	6	—	11,382

Total	$1,076,233	$522	$(308)	$1,076,447

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

September 30, 2014
Due within one year	$697,484
After one year through three years	319,115

Total	$1,016,599

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of September 30, 2014, we had unrealized losses of $0.5 million related to marketable securities that had a fair value of $539.0 million. As of December 31, 2013, we had unrealized losses of $0.3 million related to marketable securities that had a fair value of $240.9 million. None of these securities were in a continuous unrealized loss position for more than 12 months.

As of September 30, 2014 and December 31, 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisition of Spooky Cool Labs LLC (“Spooky Cool”). The amount payable is contingent upon the achievement of certain performance milestones for each of Spooky Cool’s fiscal years ended June 30, 2014 and June 30, 2015. Under the terms of the agreement, the maximum amount that could be earned and payable by us is $100 million. As of September 30, 2014, based on our updated assessment of Spooky Cool’s expected performance, the maximum amount currently achievable and payable by us is $60 million.

We initially estimated the acquisition date fair value of the contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the third quarter of 2014, we updated this analysis based on our updated projections and recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $6.8 million within research and development expense in our consolidated statement of operations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted future cash flows and the timing of those cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

Fair value is a market-based measurement that should be determined based on assumptions that knowledgeable and willing market participants would use in pricing an asset or liability. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$41,957	$—	$—	$41,957
U.S. government and government agency debt securities	—	429,509	—	429,509
Corporate debt securities	—	575,182	—	575,182
Municipal securities	—	11,908	—	11,908

Total	$41,957	$1,016,599	$—	$1,058,556

Liabilities:

Contingent consideration	$—	$—	$31,820	$31,820

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$349,421	$—	$—	$349,421
U.S. government and government agency debt securities	—	333,741	—	333,741
Corporate debt securities	—	731,324	—	731,324
Municipal securities	—	11,382	—	11,382

Total	$349,421	$1,076,447	$—	$1,425,868

Liabilities:

Contingent consideration	$—	$—	$11,720	$11,720

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment	$141,464	$225,063
Software	31,662	27,668
Land	89,130	89,130
Building	194,351	192,512
Furniture and fixtures	10,775	11,303
Leasehold improvements	9,706	11,695

	477,088	557,371
Less accumulated depreciation	(169,701)	(208,578)

Total property and equipment, net	$307,387	$348,793

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

On the acquisition date, we assumed unvested NaturalMotion employee stock options and exchanged them for options to purchase shares of our Class A Common Stock with a preliminary fair value of $29.7 million. $0.7 million of this value was allocated to purchase consideration and the remaining $29.0 million was allocated to future compensation expense which will be recorded as stock-based expense over the vesting period of the awards. Also on the acquisition date, we granted to continuing employees 11.6 million shares of our Class A Common Stock that vest over a period of three years from the grant date, subject to continued employment with Zynga. The value of these shares on the acquisition date was $53.6 million and will be recorded as stock-based expense over the requisite service period in accordance with the vesting terms. Transaction costs incurred by the Company in connection with the acquisition, including professional fees and transaction taxes, were $6.4 million and are included in our statement of operations for the nine months ended September 30, 2014.

The amounts of revenue and net loss of NaturalMotion included in the Company’s condensed consolidated statement of operations for the post acquisition period from February 12, 2014 to September 30, 2014 are as follows (unaudited, in thousands):

February 12, 2014 to September 30, 2014
Total revenues	$14,721
Net loss	$56,434

The net loss includes approximately $20.3 million of stock-based expense and $14.0 million related to the amortization of acquired intangibles, net of tax.

The following pro forma financial information summarizes the combined results of operations for the Company and NaturalMotion, which was significant for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal years presented.

The pro forma financial information was as follows (unaudited, in thousands):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$504,982	$721,240
Net loss	$(188,811)	$(56,104)

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

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2013 to September 30, 2014 are as follows (in thousands):

Goodwill – December 31, 2013	$227,989
Additions	450,130
Foreign currency translation adjustments	(2,795)

Goodwill – September 30, 2014	$675,324

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$154,615	$(88,906)	$65,709
Trademarks, branding and domain names	16,292	(7,325)	8,967
Acquired lease intangibles	5,708	(3,905)	1,803

Total	$176,615	$(100,136)	$76,479

These assets were, and continue to be, amortized on a straight-line basis. As of September 30, 2014, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2014	$7,290
2015	28,032
2016	25,681
2017 and thereafter	9,356

Total	$70,359

7. Income Taxes

The benefit from income taxes decreased by $0.1 million and $17.8 million in the three and nine months ended September 30, 2014, respectively, as compared to the same period of the prior year. The decrease in the nine months ended September 30, 2014 is attributable primarily to the incremental benefit of $5.0 million recorded in the first quarter of 2013 related to the recognition of Federal research and development tax credits and the net benefit related to changes in the estimated jurisdictional mix of earnings between the two periods of $12.8 million.

During 2012, we completed the implementation of our international structure, which resulted in a significant loss outside of the U.S for which no benefit was recorded. If the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued escrow for acquisitions	$47,913	$6,122
Contingent consideration liability	31,820	—
Accrued compensation liability	21,444	10,185
Accrued restructuring liability	11,140	6,751
Other current liabilities	41,639	45,808

Total other current liabilities	$153,956	$68,866

Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued accounts payable.

9. Restructuring

During the nine months ended September 30, 2014, we recorded a total restructuring charge of $27.7 million which was classified within our consolidated statement of operations as follows: Cost of Revenue $1.2 million, Research and Development $9.6 million, Sales and Marketing $1.5 million and General and Administrative $15.4 million.

Q1 2014 Restructuring Plan

During the three months ended March 31, 2014, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force and the closure of certain office and data center facilities as part of an overall plan to better align our cost structure against market opportunities. As a result of this restructuring, we recorded a charge of $27.7 million in the nine months ended September 30, 2014, which is included in operating expenses in our consolidated statement of operations. The $27.7 million restructuring charge in the nine months ended September 30, 2014 is comprised of $13.4 million of employee severance costs and $14.3 million related to the closure of certain offices and data center facilities. This restructuring charge does not include the impact of $2.4 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded in stock-based expense. The remaining liability related to our Q1 2014 restructuring plan as of September 30, 2014 was $12.8 million and is expected to be paid out over the next 2.3 years.

The following table presents the activity for the three months ended March 31, 2014 and June 30, 2014 and the three and nine months ended September 30, 2014 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended				Nine Months Ended September 30, 2014
	March 31, 2014	June 30, 2014		September 30, 2014
Restructuring liability - beginning of period	$—	$21,036		$14,006	$—
Restructuring expense and adjustments	29,894	(2,314	)(1)	308	27,888
Cash payments	(8,858)	(4,716)		(1,519)	(15,093)

Restructuring liability (Q1 2014 Plan) - end of period	$21,036	$14,006		$12,795	$12,795

(1)	A $2.3 million adjustment was recorded in the second quarter of 2014 to reduce our restructuring liability as a result of executing a sublease agreement with a new tenant in a data center facility we had previously vacated in the first quarter of 2014.

Other Plans

The following table presents the activity for the three months ended March 31, 2014 and June 30, 2014 and the three and nine months ended September 30, 2014 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended			Nine Months Ended September 30, 2014
	March 31, 2014	June 30, 2014	September 30, 2014
Restructuring liability - beginning of period	$13,561	$9,813	$8,128	$13,561
Restructuring expense and adjustments	(239)	44	(21)	(216)
Cash payments	(3,509)	(1,729)	(1,096)	(6,334)

Restructuring liability (2013 Plan) - end of period	$9,813	$8,128	$7,011	$7,011

The remaining liability of $7.0 million is expected to be paid out over the next 3.0 years.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$1,110	$(645)	$3,391	$(351)
Research and development	24,281	10,119	60,293	46,907
Sales and marketing	1,187	2,941	4,505	8,327
General and administrative	9,717	(3,159)	25,279	10,183

Total stock-based expense	$36,295	$9,256	$93,468	$65,066

The following table shows stock option activity for the nine months ended September 30, 2014 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2013	41,081	$2.07	$83,089	7.02
Granted	13,163	2.41
Forfeited and cancelled	(4,374)	3.16
Exercised	(8,491)	1.16

Balance as of September 30, 2014	41,379	$2.25	$49,299	7.06

The following table shows a summary of ZSU activity for the nine months ended September 30, 2014 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2013	66,997	$4.96	$254,589
Granted	33,731	3.87
Vested	(19,411)	5.27
Forfeited and cancelled	(22,654)	4.66

Unvested as of September 30, 2014	58,663	$4.34	$158,390

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2014 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of June 30, 2014	$17,054	$76	$17,130
Other comprehensive income (loss) before reclassifications	(21,368)	(283)	(21,651)
Amounts reclassified from accumulated other comprehensive income	—	11	11

Net current-period other comprehensive income (loss)	(21,368)	(272)	(21,640)

Balance as of September 30, 2014	$(4,314)	$(196)	$(4,510)

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of December 31, 2013	$(1,259)	$213	$(1,046)
Other comprehensive income (loss) before reclassifications	(3,055)	(403)	(3,458)
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)

Net current-period other comprehensive income (loss)	(3,055)	(409)	(3,464)

Balance as of September 30, 2014	$(4,314)	$(196)	$(4,510)

In October 2012, our board of directors authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. As of September 30, 2014, the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The program expired on October 31, 2014. We did not repurchase any shares in the three months ended September 30, 2014.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2014			2013
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(48,121)	$(7,613)	$(1,324)	$(54)	$(12)	$(2)
Weighted-average common shares outstanding	745,558	117,946	20,517	639,360	144,252	20,517

Basic net income (loss) per share	$(0.06)	$(0.06)	$(0.06)	$0.00	$0.00	$0.00

DILUTED:
Net income (loss) attributable to common stockholders	$(48,121)	$(7,613)	$(1,324)	$(54)	$(12)	$(2)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,324)	—	—	(2)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(7,613)	—	—	(12)	—	—

Net income (loss) attributable to common stockholders-diluted	$(57,058)	$(7,613)	$(1,324)	$(68)	$(12)	$(2)

Weighted-average common shares outstanding-basic	745,558	117,946	20,517	639,360	144,252	20,517
Conversion of Class C to Class A common shares	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares	117,946	—	—	144,252	—	—

Weighted-average common shares outstanding-diluted	884,021	117,946	20,517	804,129	144,252	20,517

Diluted net income (loss) per share	$(0.06)	$(0.06)	$(0.06)	$0.00	$0.00	$0.00

	Nine Months Ended September 30,
	2014			2013
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(151,292)	$(25,215)	$(4,267)	$(9,102)	$(2,333)	$(305)
Weighted-average common shares outstanding	727,425	121,236	20,517	613,323	157,192	20,517

Basic net income per share	$(0.21)	$(0.21)	$(0.21)	$(0.01)	$(0.01)	$(0.01)

DILUTED:
Net income (loss) attributable to common stockholders	$(151,292)	$(25,215)	$(4,267)	$(9,102)	$(2,333)	$(305)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(4,267)	—	—	(305)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(25,215)	—	—	(2,333)	—	—

Net income (loss) attributable to common stockholders-diluted	$(180,774)	$(25,215)	$(4,267)	$(11,740)	$(2,333)	$(305)

Weighted-average common shares outstanding-basic	727,425	121,236	20,517	613,323	157,192	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	121,236	—	—	157,192	—	—

Number of shares used in diluted net income (loss) per share	869,178	121,236	20,517	791,032	157,192	20,517

Diluted net income (loss) per share	$(0.21)	$(0.21)	$(0.21)	$(0.01)	$(0.01)	$(0.01)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	42,726	60,320	43,206	65,803
Warrants	—	695	—	695
Restricted shares	13,763	3,649	12,333	4,439
ZSUs	51,550	63,448	56,484	61,326

Total	108,039	128,112	112,023	132,263

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of September 30, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$5,449
2015	27,950
2016	22,607
2017	13,026
2018	11,788
2019 and thereafter	33,964

$114,784

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of September 30, 2014, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

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

The lead plaintiff filed a First Amended Complaint on March 31, 2014. The First Amended Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between February 14, 2012 and July 25, 2012. The First Amended Complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company filed a motion to dismiss the First Amended Complaint on May 2, 2014, and briefing on the motion was completed in June 2014. On September 15, 2014, the court issued an order vacating the previously scheduled hearing and taking the motions under submission.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with an April 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a motion to stay the action and a demurrer arguing that the complaint should be dismissed because the court lacks jurisdiction over the claims. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above. On September 29, 2014, the court issued orders denying a motion to continue the stay of the action and overruling a demurrer arguing that the complaint failed to state a cause of action. On October 15, 2014, the defendants filed a petition in the California Court of Appeal seeking review of the denial of the motion to stay and of the trial court’s ruling that it had jurisdiction to hear the claims. On October 23, 2014, the Court of Appeal issued an order requesting additional briefing on the petition. On November 3, 2014, the plaintiff filed a preliminary opposition to the writ petition. The defendants’ reply brief in support of the writ petition is due on November 10, 2014. A case management conference in the trial court had been scheduled for November 5, 2014 to discuss the schedule for further proceedings, including the schedule for briefing on the plaintiff’s motion for class certification. On November 3, 2014, the court issued an order vacating the previously scheduled case management conference and instructing the parties to contact the court on November 10, 2014 to propose a new date.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the Company filed a motion to dismiss the amended complaint and a motion to stay discovery while the motion to dismiss is pending. A hearing on the motions was held on August 22, 2014, and the court took the motions under submission.

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

On April 2, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-VCN. On October 21, 2014, the court endorsed a stipulation among the parties staying the action until the earlier of December 9, 2014, or thirty days after a decision on the motion to dismiss the First Amended Complaint in the federal securities class action.

The derivative actions include claims for, among other things, unspecified damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of Zynga.

On March 16, 2012, Spear & Sons Limited (“Spear”) filed suit against the Company and Zynga UK Limited before the Paris Civil Court (Tribunal de Grande Instance), claiming that the Company’s Words with Friends game infringed Spear’s copyright and trademark in relation to its Scrabble game, as well as committed acts of commercial poaching. Spear sought damages and an injunction barring the Company from offering the Words with Friends game for sale in France. On May 30, 2012, the Company entered an appearance in the action and challenged the court’s jurisdiction to hear the alleged claims. The court ruled that it would consider whether it had jurisdiction to hear the claims before considering any substantive claims. On October 11, 2012, the court ruled that it did have jurisdiction to hear the claims. On October 31, 2012, the Company filed a notice of appeal regarding the issue of jurisdiction, and the court stayed the lower-court action pending the appeal. On October 18, 2013, the appellate court affirmed the lower court’s denial of the Company’s jurisdictional challenge. On March 7, 2014, the Company filed a further appeal regarding jurisdiction to the French supreme court. The Company expects a ruling from the supreme court on this issue in mid to late 2015.

The lower court ordered that the case proceed on the merits notwithstanding the pending appeal. The parties proceeded with briefing their respective positions. On October 9, 2014, Spear filed an additional brief requesting that the French court grant a European Union-wide injunction barring Zynga from offering the Words With Friends game and the tile used in the game. Spear filed its final brief on October 16, 2014, which included a demand for damages in the amount of EUR 650,000 and reimbursement of attorneys’ fees in the amount of EUR 250,000. The Company filed its final brief on October 21, 2014, which included a rebuttal to Spear’s new request for a European Union-wide injunction. Oral arguments on the merits of the alleged claims were heard on November 5, 2014. The court indicated it would issue a ruling on January 15, 2015.

The Company believes it has meritorious defenses in the above lawsuit filed by Spear and will vigorously defend the action.

Because the actions described above are in the early stages of the litigation process, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$110,308	$122,648	$301,168	$416,984
All other countries (1)	66,303	79,932	196,695	279,920

Total revenue	$176,611	$202,580	$497,863	$696,904

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net
	September 30, 2014	December 31, 2013
United States	$303,773	$345,598
All other countries	3,614	3,195

Total property and equipment, net	$307,387	$348,793

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

Overview

We are a leading social game developer with approximately 112 million average MAUs for the three months ended September 30, 2014. We have launched some of the most successful social games in the industry. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising services.

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

On February 11, 2014, we completed the acquisition of 100% of the equity interests of NaturalMotion. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock. NaturalMotion possesses industry leading technology and tools and its proven simulation technologies have powered some of the biggest console games and blockbuster movies. Zynga’s acquisition of NaturalMotion expanded our creative pipeline into two new consumer categories – People simulation and Racing – and provided Zynga with cutting-edge technology and tools, including Euphoria, that we believe will help fast track Zynga’s ability to deliver hit games.

How We Generate Revenue

We operate our games as live services that allow players to play for free. We generate revenue primarily from the in-game sale of virtual goods, mobile game download fees and advertising. Revenue growth will depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of virtual goods and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

Online game. We provide our players with the opportunity to purchase virtual goods that enhance their game-playing experience. We believe players choose to pay for virtual goods for the same reasons they are willing to pay for other forms of entertainment – they enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual goods when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual goods. Players may also elect to pay a one-time download fee to obtain certain mobile games free of third-party advertisements.

Facebook is currently the largest single distribution, marketing, promotion and payment platform for our games. We generate a significant portion of our revenue through the Facebook platform. For example, for the three months ended September 30, 2014 and 2013, we estimate that 41% and 65% of our bookings, respectively, were generated through the Facebook platform, while 55% and 30% of our bookings, respectively, were generated through multiple mobile platforms, with the three months ended June 30, 2014 being the first quarter in which bookings generated through mobile platforms represented a majority of our bookings. For the three months ended September 30, 2014 and 2013, we estimate that 48% and 77% of our revenue, respectively, was generated through the Facebook platform, while 48% and 23% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In June 2012, Facebook announced its plans to discontinue the use of Facebook Credits and in July 2013, Facebook began to transition to Facebook’s local currency-based payments program. We completed this transition in the fourth quarter of 2013. For all payment transactions in our games under Facebook’s local currency-based payments model, Facebook remits to us an amount equal to 70% of the price we requested to be charged to our players.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Revenue to Bookings:
Revenue	$176,611	$202,580	$497,863	$696,904
Change in deferred revenue	(1,123)	(50,474)	14,085	(127,405)

Bookings	$175,488	$152,106	$511,948	$569,499

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Net Income (Loss) to Adjusted
EBITDA:
Net income (loss)	$(57,058)	$(68)	$(180,774)	$(11,740)
Provision for (benefit from) income taxes	(783)	(891)	(9,874)	(27,646)
Other income (expense), net	(647)	(929)	(2,668)	4,465
Interest income (expense), net	(841)	(965)	(2,487)	(3,233)
Restructuring expense, net	287	6,769	27,672	37,317
Depreciation and amortization	19,283	33,986	64,553	96,905
Impairment of intangible assets	—	10,217	—	10,217
Contingent consideration fair value adjustment	6,750	—	20,100	—
Acquisition-related transaction expenses	—	—	6,425	—
Stock-based expense	36,295	9,256	93,468	65,066
Change in deferred revenue	(1,123)	(50,474)	14,085	(127,405)

Adjusted EBITDA	$2,163	$6,901	$30,500	$43,946

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income (expense) net, which includes foreign exchange gains and losses and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired, contingent consideration fair value adjustments, and does not include acquisition-related transaction expenses or restructuring expense;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain mobile games. MUPs does not include payers who use certain payment methods for which we cannot quantify the number of unique payers. Because we cannot always distinguish unique individuals playing on two different social networks, an individual who makes a payment on two different social networks in a given 30-day period may be counted as two MUPs. MUPs are presented as an average of the three months in the applicable quarter.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(users and payers in millions)
Average DAUs	26	30	28	40
Average MAUs	112	133	122	191
Average MUUs (1)	77	97	83	123
Average MUPs (1)	1.3	1.6	1.5	2.0
ABPU	$0.073	$0.055	$0.068	$0.052

(1)	MUUs and MUPs exclude NaturalMotion as our systems are unable to distinguish whether a player of a NaturalMotion game is also a player of a Zynga game so we exclude NaturalMotion payers to avoid potential double counting of MUUs and MUPs.

Average DAUs, MAUs and MUUs declined when comparing the three months ended September 30, 2014 and 2013. The declines in users for our existing games have exceeded the contribution to these metrics from newer titles including FarmVille 2: Country Escape. ABPU increased in the third quarter of 2014 compared to the third quarter of 2013 due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013
Average monthly unique payer bookings (in thousands) (1)	$43,739	$44,844	$39,073	$37,432	$39,535
Average MUPs (in millions) (2)	1.3	1.7	1.4	1.3	1.6
Monthly unique payer bookings per MUP (3)	$33	$27	$27	$28	$25

(1)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising and NaturalMotion.

(2)	MUPs exclude NaturalMotion as our systems are unable to distinguish whether a player of a NaturalMotion game is also a player of a Zynga game so we exclude NaturalMotion payers to avoid potential double counting of MUPs.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings decreased between the second quarter of 2014 and the third quarter of 2014 primarily due to declines in bookings and users in FarmVille 2, offset by growth in bookings and users in Hit it Rich and FarmVille 2: Country Escape.

Although we monitor our unique payer metrics, we focus on monetization, including through in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term.

Recent Developments

•	Updates to our Board of Directors. In July 2014, Zynga announced Dr. Regina E. Dugan, Vice President of Engineering at Google Inc., and the leader of the company’s Advanced Technology and Projects (ATAP) group, was appointed to Zynga’s Board of Directors. Previously, Dr. Dugan served as the 19th Director and first female leader of the Defense Advanced Research Projects Agency (DARPA), the principal agency within the U.S. Department of Defense for research, development and demonstration of high-risk, high-payoff capabilities for the future combat force. As Director, Dr. Dugan advanced strategic initiatives in cyber security, hypersonics, social media, and advanced manufacturing. On Zynga’s Board, Dr. Dugan chairs the Nominating and Governance Committee and is a member of the Product Committee.

•	Product Launches and Updates. In the third quarter of 2014, we launched new games and made several product updates to our most popular franchises.

•	Entered the Sports category in September with the launch of our sports brand Zynga Sports 365. We launched NFL Showdown in September across iPhone, iPad, iPod Touch and Google Play.

•	In September, we launched the new Zynga Poker and set out to deliver players an authentic poker experience coupled with new features that inspire competition and mastery such as Leagues.

•	Launched two upcoming titles in the Words and Runner categories in select geo-lock markets – New Words With Friends, which represented the most significant update to Words With Friends since its launch in 2009 – and Looney Tunes Dash!, a Runner game that leverages a multi-year agreement with Warner Bros. Interactive Entertainment to license the beloved Looney Tunes brand for mobile.

•	Continued our commitment to growing and sustaining our core franchises through a series of events and feature updates to a number of our games including FarmVille 2: Country Escape, Hit It Rich! Slots and CSR Classics.

Factors Affecting Our Performance

Launch of new games and release of enhancements. Our bookings and revenue results have been driven by the launch of new mobile and web games and the release of fresh content and new features in existing games. Our future success depends on our ability to launch and monetize successful new hit titles on various platforms. Although the amount of revenue and bookings we generate from a new game or an enhancement to an existing game can vary significantly, we expect our revenue and bookings to be correlated to the success and timely launch of our new games and our success in releasing engaging content and features. In addition, revenue and bookings from many of our games tend to decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently and timely launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.055 in the three months ended September 30, 2013 to $0.073 in the three months ended September 30, 2014 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized on average at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the first quarter of 2014, we completed the acquisition of NaturalMotion, the maker of Clumsy Ninja and CSR Racing. This allowed us to enter into two new consumer categories – People simulation and Racing – and our future success is dependent upon our ability to leverage the games, workforce, and technology we acquired.

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

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	30	29	32	27
Research and development	57	40	59	48
Sales and marketing	25	10	23	11
General and administrative	22	17	26	17
Impairment of intangible assets	—	5	—	2

Total costs and expenses	134	101	140	105

Income (loss) from operations	(34)	(1)	(40)	(5)
Interest income	—	—	—	—
Other income (expense), net	—	—	1	(1)

Income (loss) before income taxes	(34)	—	(39)	(6)
Provision for (benefit from) income taxes	—	—	(2)	(4)

Net income (loss)	(34)%	—%	(37)%	(2)%

Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$139,372	$174,370	(20%)	$402,608	$607,262	(34%)
Advertising and other	37,239	28,210	32%	95,255	89,642	6%

Total revenue	$176,611	$202,580	(13%)	$497,863	$696,904	(29%)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total revenue decreased $26.0 million in the third quarter of 2014, as compared to the same period of the prior year as a result of a decline in online game revenue. Bookings increased by $23.4 million in the third quarter of 2014, compared to the same period of the prior year. ABPU increased from $0.055 in the third quarter of 2013 to $0.073 in the third quarter of 2014, while average DAUs decreased from 30 million in the third quarter of 2013 to 26 million in the third quarter of 2014 and average MUPs decreased from 1.6 million in the third quarter of 2013 to 1.3 million in the third quarter of 2014.

Online game revenue decreased $35.0 million in the third quarter of 2014 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille and ChefVille in the amounts of $23.6 million and $11.4 million, respectively. The decreases in online game revenue from FarmVille and ChefVille were due to overall decay rate in bookings and audience metrics in these games. The decrease in online game revenue was partially offset by an increase in online game revenue of $17.2 million from Hit it Rich. All other games accounted for the remaining net decrease of $17.2 million.

International revenue as a percentage of total revenue was 38% and 39% in the third quarter of 2014 and 2013, respectively.

In the three months ended September 30, 2014, FarmVille 2, Zynga Poker and Hit it Rich were our top revenue-generating games and comprised 27%, 22% and 12%, respectively, of our online game revenue for the period. In the three months ended September 30, 2013, FarmVille 2, Zynga Poker and FarmVille were our top revenue-generating games and comprised 22%, 19% and 18%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 40% of online game revenue in the third quarter of 2014 and 27% of online game revenue in the third quarter of 2013. Durable virtual goods accounted for 60% of online game revenue in the third quarter of 2014 and

73% of online game revenue in the third quarter of 2013. The estimated weighted average life of durable virtual goods was 13 months in the third quarter of 2014 compared to 11 months in the third quarter of 2013. In addition, there was no material impact to revenue recognized in the third quarter of 2014 from changes in our estimated average life of durable virtual goods.

Advertising and other revenue increased $9.0 million in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to an $11.0 million increase in in-game display ads driven primarily by favorable contractual terms with our new mobile advertising partners, offset by a $1.2 million decrease in in-game sponsorships and a $0.8 million decrease in in-game offers, engagement ads and other advertising revenue.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Total revenue decreased $199.0 million in the nine months ended September 30, 2014, as compared to the same period of the prior year. Bookings decreased by $57.6 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. ABPU increased from $0.052 for the nine months ended September 30, 2013 to $0.068 for the nine months ended September 30, 2014. DAUs decreased from 40 million for the nine months ended September 30, 2013 to 28 million for the nine months ended September 30, 2014 and average MUPs decreased from 2.0 million in the nine months ended September 30, 2013 to 1.5 million in the nine months ended September 30, 2014.

Online game revenue decreased $204.7 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, CastleVille, Zynga Poker (web), ChefVille, CityVille and FrontierVille in the amounts of $71.4 million, $33.6 million, $32.2 million, $31.1 million, $22.5 million and $12.3 million, respectively. The decreases in online game revenue from these games were the result of the overall decay rate in bookings and audience metrics in these games. These decreases were partially offset by an increase in online game revenue of $28.8 million from FarmVille 2 and $25.8 million from Hit it Rich. All other games accounted for the remaining net decrease of $56.2 million.

International revenue as a percentage of total revenue was 40% in the nine months ended September 30, 2014 and 2013.

In the nine months ended September 30, 2014, FarmVille 2 and Zynga Poker were our top revenue-generating games and comprised 29% and 24%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2013, Zynga Poker, FarmVille and FarmVille 2, were our top revenue-generating games and comprised 21%, 17% and 15%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these nine month periods.

Consumable virtual goods accounted for 37% of online game revenue in the nine months ended September 30, 2014 and accounted for 29% of online game revenue in the nine months ended September 30, 2013. Durable virtual goods accounted for 63% of online game revenue in the nine months ended September 30, 2014 and accounted for 71% of online game revenue in the nine months ended September 30, 2013. The estimated weighted-average life of durable virtual goods was 12 months in the nine months ended September 30, 2014 and September 30, 2013. In addition, changes in our estimated average life of durable virtual goods during the nine months ended September 30, 2014 for various games resulted in a decrease in revenue and income from continuing operations of $0.8 million in that period, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the nine months ended September 30, 2014. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue of $7.3 million, which did not impact our reported earnings per share in that period.

Advertising revenue increased $5.6 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, due a $7.9 million increase in licensing revenue and a $7.5 million increase in in-game display ads, offset by a $5.1 million decrease in in-game offers, engagement ads, and other advertising revenue and a $4.7 million decrease in in-game sponsorships.

Cost of revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue	$53,286	$59,011	(10%)	$158,078	$189,482	(17%)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Cost of revenue decreased $5.7 million in the third quarter of 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $13.3 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods and a $5.6 million decrease in hosting and data center costs due to lower data usage needs, offset by a $14.5 million increase in payment processing fees primarily from bookings generated from mobile payment processors.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cost of revenue decreased $31.4 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $25.7 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $18.6 million decrease in third party hosting expense due to lower data center usage needs, a $10.5 million decrease in customer service expense and a $4.2 million decrease in headcount-related expense, offset by a $26.8 million increase in payment processing fees primarily from bookings generated from mobile payment processors.

Research and development
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Research and development	$100,113	$81,023	24%	$291,419	$334,526	(13%)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Research and development expenses increased $19.1 million in the third quarter of 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $14.2 million increase in stock-based expense and $6.7 million of expense recorded in the third quarter of 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs, offset by a $1.0 million decrease in headcount related expense.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Research and development expenses decreased $43.1 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $49.8 million decrease in headcount related expense, and a $13.6 million decrease in restructuring expense, offset by $20.0 million of expense recorded in 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs.

Sales and marketing
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$44,005	$21,170	108%	$115,466	$79,640	45%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Sales and marketing expenses increased $22.8 million in the third quarter of 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $23.0 million increase in marketing expense due to higher mobile player acquisition costs and consumer marketing costs.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Sales and marketing expenses increased $35.8 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $43.8 million increase in marketing expense due to higher mobile player acquisition costs and consumer marketing costs, offset by a $3.8 million decrease in stock-based expense and a $3.6 million decrease in headcount related expense.

General and administrative
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$38,536	$34,012	13%	$128,703	$121,193	6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

General and administrative expenses increased $4.5 million in the third quarter of 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $12.9 million increase in stock-based expense, offset by a $6.5 million decrease in restructuring expense and a $2.4 million decrease in headcount-related expense.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

General and administrative expenses increased $7.5 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $15.1 million increase in stock-based expense and a $14.4 million increase from higher allocated facilities and overhead costs, offset by a $13.3 million decrease in headcount-related expense and a $7.7 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods.

Other income (expense), net
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$647	$929	N/M	$2,668	$(4,465)	N/M

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Other income (expense) net decreased by $0.3 million in the third quarter 2014 as compared to the same period of the prior year due to the loss on sale of equipment of $1.0 million, offset by a $0.6 million increase in net sublease rental income.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other income (expense), net increased $7.1 million in the nine months ended September 30, 2014 as compared to the same period of the prior year due to a $5.2 million decrease in interest expense in connection with the termination of our interest rate swap and repayment of our loan in the second quarter of 2013 and a $1.7 million increase in net sublease rental income, offset by a $1.3 million loss on an equity investment.

Provision for (benefit from) income taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(783)	$(891)	N/M	$(9,874)	$(27,646)	N/M

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The benefit from income taxes decreased by $0.1 million in the third quarter of 2014 as compared to the same period of the prior year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The benefit from income taxes decreased by $17.8 million in the nine months ended September 30, 2014 as compared to the same period of the prior year. This decrease is attributable primarily to the incremental benefit of $5.0 million recorded in the first quarter of 2013 related to the recognition of Federal research and development tax credits and the net benefit related to changes in the estimated jurisdictional mix of earnings between the two periods of $12.8 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(7,078)	$(7,344)
Depreciation and amortization	64,553	96,905
Cash flows provided by (used in) operating activities	(8,856)	20,942
Cash flows provided by (used in) investing activities	(342,923)	87,434
Cash flows provided by (used in) financing activities	14,765	(106,803)

As of September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $1.14 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities, corporate debt securities and municipal securities.

In October 2012, we announced that our board of directors authorized us to repurchase up to $200 million of our Class A common stock. As of September 30, 2014, we had repurchased $21.1 million of our Class A common stock under our stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $178.9 million. The program expired on October 31, 2014. We did not repurchase any shares in the three months ended September 30, 2014.

Operating Activities

After our net loss of $180.8 million is adjusted to exclude non-cash items, operating activities used $8.9 million of cash during the nine months ended September 30, 2014. Significant non-cash items included stock-based expense of $93.5 million and depreciation and amortization of $64.6 million. Changes in our operating assets and liabilities provided $14.1 million in cash for the nine months ended September 30, 2014 primarily due to an increase in deferred revenue and an increase in other liabilities related to the contingent consideration fair value adjustment for Spooky Cool, offset by a decrease in accounts receivable.

Investing Activities

Investing activities used $342.9 million during the nine months ended September 30, 2014. The primary outflows were related to the acquisition of NaturalMotion in February 2014 for $391.0 million of cash and purchases of marketable securities of $617.3 million. These outflows were offset by $667.7 million of cash inflow from sales and maturities of marketable securities.

Financing Activities

Financing activities provided approximately $14.8 million during the nine months ended September 30, 2014. The primary inflows of cash were $15.7 million of cash receipts from employee exercises of stock options and employee participation in our employee stock purchase plan.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our agreement through 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. As of September 30, 2014, we had not drawn down any amounts on the credit facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement in the third quarter of 2014 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of September 30, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2014	$5,449
2015	27,950
2016	22,607
2017	13,026
2018	11,788
2019 and thereafter	33,964

$114,784

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2014.

Risks Related to Our Business and Industry

A large portion of our business is dependent upon, and our bookings and revenues are derived from the Facebook platform.*

Facebook is currently the largest single distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (46% in the nine months ended September 30, 2014) and revenue (55% in the nine months ended September 30, 2014) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform, and which are subject to change by Facebook at its sole discretion at any time. If Facebook changes its standard terms and conditions in a way that is detrimental to us, our business would be harmed and our operating results would be adversely affected.

Our business may be harmed if:

•	Facebook discontinues or limits our access to its platform;

•	Facebook terminates or seeks to terminate our contractual relationship altogether;

•	Facebook prohibits us from offering our games on the Facebook platform because it determines that we are a competitor or for other reasons;

•	Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;

•	Facebook makes operational changes to its platform that we are not able to adapt to our game offerings;

•	Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or is able to be shared by users;

•	Facebook establishes more favorable relationships with one or more of our competitors; or

•	Facebook develops or acquires its own competitive offerings.

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

Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, alter how we are able to advertise on the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform or across platforms other than Facebook. For instance, beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of our players on Facebook declined. Although our current agreements with Facebook allow our users to use Zynga-branded game cards in our games on Facebook until all such existing game cards are sold, our future bookings and revenue may be negatively impacted during this transition period and upon the expiration of our game card program. Additionally, Facebook has introduced a new version of its developer platform and we must migrate our games to that platform by a certain date. If we are unable to timely and effectively migrate our games to the new Facebook platform, our players may lose access to games or features or otherwise encounter a negative gaming experience, resulting in reduced bookings and revenue. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers.*

Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. In the third quarter of 2014, 55% of our bookings were generated through mobile platforms. We are subject to the terms of service of these third party platforms, which could be changed by such platform providers at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

We also rely on the continued functionality of the Apple App Store and the Google Play App Store. If our players or potential players are not able to access our games through these platforms or encounter difficulties in doing so, we may lose players, resulting in decreased bookings and revenue. The level of service provided by these storefronts may also impact the purchase, usage and satisfaction with the virtual goods or currency purchased by our players, adversely affecting our business and profitability. Further, in the past these digital storefronts have experienced interruptions in service or issues with their in-app purchasing functionality. If these types of interruptions were to occur regularly or for a prolonged basis, or other similar issues arise that impact our ability to generate revenues from these storefronts, it could have a negative impact on our revenues and operating results.

In addition, to be successful on mobile platforms, we must develop versions of our existing games and new games optimized to run on these platforms. This technology is still developing, is rapidly evolving and our ability to effectively harness this technology is a significant factor in whether we are successful. If we are unable to develop games which deliver an optimal player experience, we may lose players or fail to acquire new players, ultimately resulting in decreased bookings, revenue and profitability. In September 2014, we released a new version of our poker offering that was intended to reimagine the game with an entirely new experience for mobile and replace the original game for mobile applications. Due to playability issues, some players reported that they were not having a smooth and seamless experience and that they preferred the classic design and play style of the original game. This resulted in us both having to address the issues impacting New Zynga Poker so that it would offer a more optimal player experience and re-launch Zynga Poker Classic, which offers familiar gameplay that stays true to our traditional poker experience. To have more successful game launches in the future, we will need to hire and retain engineers with the expertise to develop games and game updates on mobile platforms, better anticipate technical and operational issues in connection with a launch so that they can be addressed prior to launch and stay true to our consumer-centric approach to decision making to offer optimal player experiences. If we are unsuccessful in any of these endeavors, or are otherwise unable to keep up with rapidly changing technology, to offer new games and game updates that appeal to our player base or to monetize our mobile games, our business will suffer.

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

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.*

Our bookings, revenue, adjusted EBITDA, player traffic and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysts or investors because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Performance.”

In particular, it is difficult to predict when bookings from one of our games will begin to decline, as well as the decay rate for any particular game, which is the speed at which the popularity and player usage for a game declines. As a result of this decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

In addition, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. For example, we recognize revenue net of the amounts retained by Facebook related to Facebook Credits and local-currency transactions sold to the players of our games on Facebook under the terms of our agreement with Facebook. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. Additionally, NaturalMotion, a company we acquired in February 2014, reported its historical financial statements in accordance with U.K. GAAP, and we may have difficulty in reporting its financial results in accordance with our revenue recognition policies, which could have a negative effect on our reported financial results. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Quarterly Report on Form 10-Q.

In addition, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released in and meaningfully contribute to bookings for the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that we believe can drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long term.

Given the rapidly evolving social game industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including DAUs, MAUs, MUUs, MUPs and ABPU may not be indicative of our future financial performance.

Our business will suffer if we are unable to continue to develop successful games for mobile platforms or successfully monetize mobile games we develop or acquire.*

Developing games for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development costs. We may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. Generally, our mobile games monetize at a lower rate than our web-based games and we may not be successful in our efforts to increase our monetization from mobile games. In addition, mobile games that we develop, or that companies we acquire are developing, may be delayed or may not meet our forecasts, which may negatively affect our monetization strategy. If we are unable to implement successful monetization strategies for our mobile games, our ability to grow revenue and our financial performance will be negatively affected.

Our ability to successfully develop games for mobile platforms will depend on our ability to:

•	effectively market new mobile and multi-platform games across multiple mobile devices to our existing web-based players and players of our current mobile games;

•	expand on our current mobile games;

•	execute our network strategy and expand our network to mobile;

•	acquire players and market and advertise our games, effectively and without excess costs;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for our players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies, including, but not limited to, our integration of NaturalMotion which we acquired in February 2014.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games. If we do not succeed in doing so, our business will suffer.

If our top games do not maintain their popularity, our results of operations could be harmed.*

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Our existing games compete with our new offerings and the offerings of our competitors. Traditionally, bookings from existing games decline over time. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Increased competition can result in increasing player acquisition and retention costs. Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

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

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed. For example, in September 2014, we launched a new version of Zynga Poker which replaced our existing mobile poker offering. The launch resulted in a sharp decline in DAUs and revenue, and feedback that some existing players preferred the prior version of the game. As a result, we now have two mobile poker offerings, New Zynga Poker and the original game offering, which has subsequently been reintroduced as Zynga Poker Classic.

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

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties. Security breaches could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data and corporate systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our players’ data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure or perceived failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, changed security and system protection measures.

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

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

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

We rely on a small portion of our total players for nearly all of our revenue.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended September 30, 2014, we had approximately 1.3 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available), who represent approximately two percent of our total players. We lose players in the ordinary course of business. In order to sustain our revenue levels, we must attract, retain and increase the number of players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. If we fail to grow or sustain the number of our players, or if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

In 2013 and 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. This most recent restructuring plan and other such efforts could result in disruptions to our operations and adversely affect our business.

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

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly game designers, product managers, engineers and executives are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining these employees. We have experienced significant turnover in our headcount over the last year, including within our senior management team, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2014, approximately 38% of our employees had been with us for less than one year and approximately 54% for less than two years.

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

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to devote significant resources to international expansion through acquisitions, the establishment of additional offices and development studios, and increasing our foreign language offerings. For example, in February 2014, we completed the acquisition of NaturalMotion, a company domiciled in the United Kingdom. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;

•	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;

•	utilizing, protecting, defending and enforcing our intellectual property rights;

•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects us from fraud;

•	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

•	compliance with anti-bribery laws including without limitation, compliance with the Foreign Corrupt Practices Act;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally;

•	export or import regulations; and

•	trade and tariff restrictions.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of September 30, 2014, we had $1.08 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

From time to time, we have faced, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game in a particular geographic region or worldwide, pay royalties or significant settlement costs, purchase licenses or modify our games and features, or develop substitutes.

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

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labelling of free-to-play games, regulation of currency and banking institutions unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business. In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman, beneficially owned approximately 63% of the total voting power of our outstanding capital stock as of September 30, 2014. As a result, Mr. Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2013 and September 30, 2014, the stock price of our Class A common stock has ranged from $2.70 to $5.89. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters” included in Note 12 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in October 2012, we announced that our board of directors authorized us to repurchase up to $200.0 million of our Class A common stock. As of September 30, 2014, we had repurchased approximately $21.1 million of our Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

On October 24, 2012, we announced that our board of directors authorized a stock repurchase program allowing us to repurchase up to $200.0 million of our outstanding shares of Class A common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

All of our stock repurchases were made pursuant to our publicly-announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. During the nine months ended September 30, 2014, we did not repurchase any shares. The remaining amount available for the repurchase of our Class A common stock was $178.9 million as of September 30, 2014. The program expired on October 31, 2014.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on November 6, 2014.

ZYNGA INC.

By:	/s/ David Lee
David Lee Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement by and among Zynga Inc., Zynga Game International Limited, NaturalMotion Limited, the Shareholders thereof, and the Sellers’ Representative	8-K	001-35375	2.1	01/30/2014

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/04/2011

10.1+	Non-Employee Director Compensation Policy					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.