Form 10-K
period 2014-12-31
ZYNGA INC
filed 2015-02-24
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of $3.21 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $2.379 billion, which excludes 149.2 million shares of the registrant’s common stock held on June 30, 2014 by current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of February 15, 2015, there were 776,566,645 shares of the registrant’s Class A common stock outstanding, 114,567,530 shares of the registrant’s Class B common stock outstanding and 20,517,472 shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future spend, including spend on R&D and marketing and our future margins;

•	our future operational plans, use of cash, strategies and prospects;

•	the breadth and depth of our games slate for 2015 and the success of this slate, including as it relates to the investment in this slate in 2014 and the first half of 2015;

•	our ability to grow mobile bookings in 2015;

•	the closure of our China studio;

•	our ability to execute against our strategy and deliver long term value to our shareholders, employees and players;

•	our ability to accurately forecast our upcoming game launches and bookings and revenue related to upcoming game launches and the performance of our existing games;

•	our relationship and/or agreements with key licensing partners, additional platform providers or any other key partners;

•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner and the success of these games and features;

•

the process of integrating NaturalMotion Limited’s (“NaturalMotion’s”) operations into our operations, including but not limited to our expected ability to expand our creative pipeline, accelerate our growth on mobile and deliver hit NaturalMotion games in 2015;

•	our ability to sustain and expand key games to sustain and grow audiences, bookings and engagement, including our top franchises: Casino, Words With Friends, FarmVille, Racing and People Simulation;

•	the effectiveness of our marketing program and initiatives and our ability to obtain game featuring from partners;

•

our entry into, or expanded game offerings in new evergreen content categories, the evergreen and commercial potential of these categories, the timely launch of our games in these categories and the success of these games;

•	our relationship with Facebook, changes in the Facebook platform and/or changes in our agreement with Facebook;

•

our relationship with Apple, Google and other Android platform providers, changes to the Android or iOS platforms and /or changes in our agreements with Apple, Google and/or other Android platform providers;

•	our ability to renew our existing brand, technology and content licenses as they expire and secure new licenses for top brands;

•	our ability to attract and retain key employees in light of business challenges, including employees key to franchise games and planned launches and senior management;

•	the impact of our new hires on our organization and other changes in personnel and roles;

•	our ability to efficiently deploy employees and leverage our teams and talent, including shifting resources when necessary to prioritize more important projects;

•	our ability to manage new IP costs;

•	competition in our industry;

•

maintaining technology infrastructure and employees that can efficiently and reliably handle increased player usage, changes in mobile devices and game platforms, fast load times and the rapid deployment of new features and products;

•	our ability to anticipate and address technical challenges that may arise;

•	our ability to protect our players’ information and adequately address privacy concerns;

•	our ability to maintain reliable security services and infrastructure to protect against security breaches, computer malware and hacking attacks;

•	market opportunity in the social gaming market, including the mobile market and advertising market;

•

our ability to effectively implement the new game development, testing and marketing processes we have developed to effectively launch a diversified game slate from Zynga and NaturalMotion, and take advantage of our scale to aggressively compete and take advantage of the market opportunity in our industry in 2015, including the mobile market and advertising market;

•	our ability to successfully monitor and adapt to changes in gaming platform and consumer demand as the industry continues to evolve;

•	our ability to develop, identify, market and launch hit games and new features and content for our existing games in a timely manner;

•	the ability of our games to generate revenue and bookings for significant period of time after launch and the timing for market acceptance of new games;

•	our ability to utilize, protect, defend and enforce our intellectual property;

•	our exposure to intellectual property disputes and other litigation;

•	our exposure to illegitimate credit card activity and other security risks, including sales or purchases of virtual goods used in our games through unauthorized or illegitimate third-party websites;

•	our ability to manage risks, costs and other challenges associate with international expansion;

•	the impact of laws and regulations on our business;

•	our evaluation of new business opportunities and acquisitions by us, including integration of newly acquired businesses;

•	our ability to understand industry trends, such as seasonality, and position our business to take advantage of these trends; and

•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses, including our estimated savings and charges associated with our restructuring efforts.

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

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or “the Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms such as iOS and Android and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising services.

We are a pioneer and innovator of social games and a leader in making “play” a core activity on mobile devices and social networking sites. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Engaged and Global Community of Players. According to our analytics, during the fourth quarter of 2014, we had 108 million monthly active users or MAUs, and 25 million daily active users or DAUs on all our games combined. During the month of December 2014, we were a top 20 publisher worldwide on iOS and Google Play based on monthly revenue as reported by AppAnnie. Our players are also highly engaged, with our games being played by 27 million DAUs worldwide for the full year ended 2014. According to comScore, in December 2014, Zynga is ranked number 2 in terms of total time spent on mobile gaming per user and ranked number 7 in terms of total time spent on mobile.

•	Leading Portfolio of Social Games. We have developed a number of popular social games including FarmVille, Words With Friends, Zynga Poker, Hit It Rich! Slots and CSR Racing.

•

Scalable Technology and Data. We leverage our technology to increase player engagement, cross-promote our portfolio of games, continually enhance existing games, launch new games and build the Zynga brand. We believe our scale results in network effects that deliver compelling value to our players, and we are committed to making significant investments to grow our community of players, their engagement and monetization over time. We believe that combining data analytics with creative game design enables us to create a superior player experience.

In 2014, we launched several new games on mobile including FarmVille 2: Country Escape, Hit It Rich! Slots, NFL Showdown, New Zynga Poker, New Words With Friends, Wizard of Oz Slots and Looney Tunes Dash!. FarmVille 2: Country Escape launched globally on April 17, 2014 and received Apple App Store “Editor’s Choice” featuring and Google Play top tier featuring at launch. FarmVille2: Country Escape also received Apple App Store Best of 2014 and Google Play Best Games of 2014 featuring. Looney Tunes Dash! launched on December 19, 2014 and was featured on Apple App Store’s best new games on iOS. These launches demonstrate our commitment to developing high quality mobile social games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. During the three months ended December 31, 2014, we had approximately 1.1 million monthly unique payers or MUPs (excluding payers who use certain payment methods for which unique payer data is not available and excluding NaturalMotion). Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players.

Our top three games historically have contributed the majority of our revenue. Our top three games accounted for 60%, 54% and 55% of our online game revenue in 2014, 2013 and 2012, respectively.

On February 11, 2014, we completed the acquisition of 100% of the equity interests in NaturalMotion pursuant to the share purchase agreement, dated January 30, 2014, by and among us, Zynga Game International Limited, NaturalMotion, NaturalMotion’s shareholders and Shareholder Representative Services LLC, as sellers’ representative. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock. Zynga’s acquisition of NaturalMotion expanded our creative pipeline into two new consumer categories—People Simulation and Racing—and provided Zynga with cutting-edge technology and tools, including Euphoria, that we believe will help accelerate Zynga’s ability to deliver hit games.

Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe. We were originally organized in April 2007 and completed our initial public offering in December 2011. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

Our Strategy and Core Commitments

Our mission is to connect the world through games. In pursuit of our mission, we encourage entrepreneurship and intelligent risk-taking to produce great games and breakthrough innovations. Our goal from a content perspective is to create top hits that engage mainstream global audiences.

We encourage innovation, the creation of compelling game experiences and moving with a sense of urgency to capitalize on our opportunities for our success and the benefit of our players. These factors are critical to extending our leadership position as we seek to continue building successful franchises. We remain steadfast in our commitment to the following:

•	Grow and sustain proven hits

•	Create new hits

•	Drive efficiencies

Our Social Games

We design our social games to provide players with shared experiences that surprise and delight them. Our social games leverage the global connectivity and distribution on mobile platforms such as iOS and Android and social networking sites such as Facebook. Our games are free to play, span a number of categories and attract a community of players that is demographically and geographically diverse. We operate our games as live services and update them with fresh content and new features to make them more social, enhance player engagement and improve monetization. We analyze the data generated by our players’ game play and social interactions to guide the creation of new content and features. We use this ongoing feedback loop to keep our games compelling and enhance the player experience.

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

•

Sustain and Grow Existing Franchises. We will continue to enhance the games that make up our market-leading franchises including FarmVille, Words with Friends, Casino, People Simulation and Racing. We regularly update our games after launch to encourage social interactions, add new content and features and seek to improve monetization.

•

Create New Hits. We will continue to invest in building new games and expand the number of categories of games that we offer, as well as offer our games on multiple platforms so players can access our games on various devices. For example, in addition to multiple in-game features and events, this year we released Hit It Rich! Slots, New Zynga Poker and Wizard of Oz Slots for our Casino franchise, FarmVille 2: Country Escape for our FarmVille franchise and New Words With Friends for our Words With Friends franchise and we have announced that we intend to launch a match 3 game for our FarmVille franchise in 2015. We also entered the Sports category, with the launch of NFL Showdown and the announcement of our upcoming launch of Tiger Woods Golf, and the Runner category, with the launch of Looney Tunes Dash!

•

Growth on Mobile. We believe there is a large opportunity to extend our brand and games to mobile platforms including Apple iOS and Google Android. We brought our popular FarmVille franchise to mobile in 2014 with FarmVille 2: Country Escape. We also believe our acquisition of NaturalMotion accelerates our mobile growth and adds mobile titles in various strategic game categories, such as Racing and People Simulation. We have announced that in 2015 we will enter into the Action Strategy category, with mobile releases from both NaturalMotion and Zynga.

Our Franchises

We have created evergreen franchises such as FarmVille, Casino and Words With Friends. Zynga’s NaturalMotion is the creator of hit mobile games in popular entertainment categories, including CSR Racing, CSR Classics and Clumsy Ninja. In 2015, we expect to move into new game categories that align with the timeless entertainment categories that consumers care about, including the Action Strategy category.

We currently invest in several game categories, including the following:

•

Farm. Represented by our market-leading games such as FarmVille, FarmVille 2 and FarmVille 2: Country Escape, these games allow our players to express their personalities by customizing the appearances of their characters.

•

Casino. Includes Zynga Poker, a 7 year old game, which recently received a major update that overhauled the experience for newer devices. Zynga Poker Classic was recently launched after listening to customer feedback. Additionally, expanded our category footprint with the launch of Hit It Rich! Slots on mobile devices in 2014.

•

Words. Includes one of our most popular new mobile-game titles in New Words With Friends, which launched in early October 2014. Games in this category provide chances for friendly competition and allow our players to quickly connect with friends and family when they start a game and to build and enhance relationships throughout the game experience.

•	Racing. Entered into this category with our February 2014 acquisition of NaturalMotion, developer of CSR Racing.

•

People Simulation. Entered into this category with NaturalMotion’s Clumsy Ninja, a popular mobile game that was downloaded 10 million times in the first week of its November 2013 launch according to Apple.

•	Sports. Entered the Sports category with the launch of our sports brand, Zynga Sports 365. Launched NFL Showdown in September across iPhone, iPad, iPod Touch and Google Play.

We also intend to invest in other strategic categories in the future.

Our Network

Players progress faster in their games by connecting with friends and other players in our network to instantly get what they need to complete quests, obtain virtual items and enhance their experience. We aspire to leverage our existing and new games to bring the best social playing experiences to our audience. Our network enables users to discover new games, find and connect with new friends, challenge, cooperate and compete with friends; all of which drives higher user engagement for games on our network.

Our Revenues

We generate revenue from the following online services:

Virtual Goods and Paid Downloads

Our primary revenue source is the sale of virtual currency that players use to buy in-game virtual goods. Virtual currency can also be earned for free through game play or by accepting promotional offers from our advertising partners. We also generate revenue when players purchase mobile game downloads.

Advertising and Licensing

Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players. The goal of our engagement-based advertising is to enhance the player experience while delivering real value to advertisers. Our advertising offerings include:

•	Branded Virtual Goods and Sponsorships that integrate relevant advertising and messaging within game play;

•	Engagement Ads and Offers in which players can answer certain questions, watch-to-earn engagements or sign up for third party services to receive virtual currency and in-game bonuses;

•	Mobile Ads through ad-supported free versions of our mobile games, such as Words With Friends;

•	Display Ads in our online web games that include banner advertisements; and

•	Licensing our brands.

Marketing and Distribution

We acquire most of our players through unpaid channels by cross-promoting new games to our existing audience. We have been able to build a large community of players through the viral and sharing features provided by social networks, the social innovations in our games and the network effects of our games.

We are committed to connecting with our players. We have fan pages, generally on Facebook, for each of our games to connect with our players; and we leverage various other forms of social media, including Twitter, to communicate with them. We periodically host live and online player events. We also advertise our games within other mobile applications and on social networks such as Facebook via various in-app advertising partners. In 2014 and 2013, we spent $101.7 million and $60.6 million, respectively, on these player acquisition costs.

Agreements with Facebook, Apple and Google

Our revenue depends on our continued ability to publish our games on Facebook and on mobile platforms, primarily the iOS and Android platforms. We operate under the standard terms of service for Facebook, Apple and Google and any of these operators could unilaterally alter their terms of service in a manner that could harm our business. For example, Apple has recently informed developers that beginning on February 1, 2015 all applications that are submitted to the Apple App Store must include 64-bit support.

In 2014 we derived 43% of our bookings and 51% of our revenue from Facebook and 51% of our bookings and 44% of our revenue from mobile platforms, such as Apple’s App Store for iOS devices and the Google Play App Store for Android devices. In 2014 an increasing number of our players were generated from mobile platforms.

Our use of the Facebook platform and data derived from Facebook is governed by Facebook’s standard terms of service. Our use of mobile platforms and data derived from mobile platforms is also governed by the standard terms of service of the mobile platforms, primarily Apple and Google.

Research and Development

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $396.6 million, $413.0 million and $645.6 million in 2014, 2013 and 2012, respectively, which included stock-based expense of $83.7 million, $61.9 million and $200.6 million, respectively.

Technology and Tools. We have invested extensively in developing our proprietary technology stack, which has the ability to handle sudden bursts of activity for millions of players over a short period of time with high levels of performance and reliability. Our proprietary technology stack includes datacenter and cloud computing management, a shared code base, network and cross-promotional features and proprietary data analytics. Our technology stack also supports the growth of our 2D and 3D game engines across the mobile business in addition to supporting high-level security and anti-fraud infrastructure. We are also investing in machine learning. We believe that investing in technology and tools, including the simulation technologies we recently acquired with our purchase of NaturalMotion, can create competitive advantages as well as extend our technology leadership. We will continue to innovate and optimize across our technology and tools to deliver cost-effective, high performance and highly available social games.

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

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. These licenses typically limit our use of intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law protections, as well as contractual restrictions. We actively seek patent protection covering inventions originating from the company and acquire patents we believe may be useful or relevant to our business. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to infringing uses of our trademarks, copyrights and domain names by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our games and other intellectual property. We typically own the copyright to the software code to our content, as well as the trademark for the brand or title under which our games are marketed. We pursue the registration of our domain names, copyrights, trademarks patents, and service marks in the United States and, for some, in locations outside the United States. Our registered trademarks in the United States include “Zynga” and the names of our games, among others.

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

Our competitors include:

•

Developers for Web and Mobile Games: We face competition from a number of competitors who develop web and mobile games. These competitors, some of which have significant financial, technical and other resources, greater name recognition and longer operating histories, may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Rovio Mobile Ltd., Supercell Inc., GungHo Online Entertainment, Inc., Kabam and The Walt Disney Company. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

Some of our games or features are based upon traditional casino games, such as poker. We have structured and operate these games and features, including New Zynga Poker and Zynga Poker Classic, with the gambling laws in mind and believe that these games or features do not constitute gambling. There are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include.

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

With the move of our services to mobile devices, we are also subject to additional regulations regarding communication via this channel, such as the Telephone Consumer Protection Act (“TCPA”). The interpretation of many of these laws, including the TCPA, and their application to current means of communication through mobile devices is unclear and in a state of flux. These laws may be interpreted and applied in a manner that is not consistent with current industry practices. The costs of compliance with these laws may increase in the future as a result of changes in interpretation and may greatly reduce our ability to contact our players through this channel. Furthermore, failure on our part to comply with these laws may subject us to significant liabilities.

In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. European regulators are also considering the efficacy of existing consumer protection laws as they relate to protection of consumers for the purchase of virtual items in applications including game applications. These concerns could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games. These concerns have already led to certain changes in Apple and Google policy and could lead to additional changes.

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

Seasonality

During fiscal year 2014, approximately 22% of our revenue was derived from advertising and other. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements and offers in our games. Additionally, we generally experience increases in game downloads and resulting online games revenues in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season.

Employees

Our future success depends upon the continued service of our key technical and management personnel and upon our ability to continue to attract and retain qualified employees, particularly our senior management team and highly skilled game designers, product managers and engineers. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition. As of December 31, 2014, we had 1,974 full-time employees.

Available Information

Our website is located at www.zynga.com, and our investor relations website is located at http://investor.zynga.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We expect to launch several games in 2015, including FarmVille: Harvest Swap, Empires and Allies, Dawn of Titans and Tiger Woods Golf. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. We may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced a delay in the introduction of Looney Tunes Dash! which had a negative impact on our financial results for the fourth quarter of 2014.

In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market mobile games to our existing web-based players, mobile players and new players without excess cost;

•	achieve viral organic growth;

•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with, and take advantage of feature sets for new releases of mobile phones and other devices;

•	expand and enhance games after their initial release;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize the games;

•	maintain quality social game experience;

•	provide a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players;

•	release games compatible with an increasingly diverse set of mobile devices;

•	compete successfully against a large and growing number of existing market participants;

•	minimize and quickly resolve bugs or outages; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games and launch these games in accordance with our financial plan. If we do not succeed in doing so, our business will suffer.

Moreover, our mobile games generally monetize at a lower rate than our web-based games and we may not be successful in our efforts to increase our monetization from mobile games. If we are unable to offset the decline in our web-based games with bookings from our mobile games, our revenue and our financial performance will suffer.

We are also a relatively new entrant in the mobile game market and, as a result have a relatively short history in developing and launching mobile games. As a result of this we may have difficulty predicting the development schedule of a new game and forecasting bookings for a game. If launches are delayed and we are unable to monetize mobile games in the manner that we forecast our ability to grow revenue and our financial performance will be negatively impacted.

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

We recently announced that we will launch six to ten new mobile games, including games in new categories in 2015, however there is a risk that we may not launch these games or the other games we plan to launch in 2015 according to schedule, that these games do not attract and retain a significant number of players or that these games will not monetize well. If we do not launch games on schedules or our games do not monetize well, our business, revenue and bookings will be negatively impacted.

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

Our business is intensely competitive and “hit” driven. If we do not deliver “hit” products and services, or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

Competition in our industry is intense. Many new games are introduced in each major industry segment (mobile, web, and PC free-to-download), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our bookings, revenue, adjusted EBITDA, player traffic and operating results have fluctuated in the past and could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysts or investors because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance.”

In particular, it is difficult to predict when bookings from one of our games will begin to decline, the decay rate for any particular game, which is the speed at which the popularity and player usage for a game declines and the commercial success of our new games. Our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods than we expect to meet our quality standards. For example, our experience in 2014 launches has caused us to extend soft launch periods for our games during 2015 which results in a delay in significant bookings for the games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

In addition, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple, Google or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition” in this Annual Report on Form 10-K.

Given the rapidly evolving social game industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including DAUs, MAUs, MUUs, MUPs and ABPU may not be indicative of our future financial performance. This could cause the market price of our Class A common stock to fluctuate.

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. For example, in 2014 we saw a decline in bookings for Zynga Poker as compared to 2013. We recently announced that we will launch six to ten new mobile games, including games in new categories in 2015, however there is a risk that we may not launch these games or the other games we plan to launch in 2015 according to schedule, that these games do not attract and retain a significant number of players or that these games will not monetize well.

Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased over the last several years. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	anticipate or respond to changes in the competitive and technological landscape (including, but not limited to changes in mobile devices and gaming platforms);

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that our players find fun, interesting and compelling to play;

•	develop games that can build upon or become franchise games;

•	effectively market and advertise new games and enhancements to our existing players and new players;

•	acquire players in a cost-effective manner;

•	minimize the launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire and integrate high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed. For example, in September 2014, we launched a new version of Zynga Poker which replaced our existing mobile poker offering. The launch resulted in a sharp decline in DAUs and revenue, and feedback that some existing players preferred the prior version of the game. As a result, we now have two mobile poker offerings, Zynga Poker and the original game offering, which was subsequently reintroduced as Zynga Poker Classic.

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended December 31, 2014, we had approximately 1.1 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available and excluding NaturalMotion), who represent approximately one percent of our total players compared to one percent of our total players during the three months ended December 31, 2013. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 31% percent from 171 million in 2013 to 118 million in 2014. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

A large portion of our business is dependent upon, and our bookings and revenues are derived from the Facebook platform, and Facebook in many cases has the unilateral ability to interpret its policies and terms and conditions for applications and developers.

Facebook is currently the largest single distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (43% in 2014) and revenue (51% in 2014) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform.

Our business may be harmed if:

•	Facebook discontinues or limits our access to its platform;

•	Facebook terminates or seeks to terminate our contractual relationship altogether;

•	Facebook prohibits us from offering our games on the Facebook platform because it determines that we are a competitor or for other reasons;

•	Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;

•	Facebook makes operational changes to its platform that we are not able to adapt to our game offerings;

•	Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or is able to be shared by users;

•	Facebook modifies or interprets its terms of service or other policies in a manner that impacts our ability to advertise, either for our games or for third party products or services;

•	Facebook establishes more favorable relationships with one or more of our competitors;

•	Facebook platform or purchasing functionality becomes unavailable for a period of time; or

•	Facebook develops or acquires its own competitive offerings.

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

Facebook has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, alter how we are able to advertise on the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform or across platforms other than Facebook. If changes were made that were detrimental to us, our business would be harmed and our operating results would be adversely affected.

Facebook recently introduced a new version of its developer platform and we must migrate our games to that platform by a certain date. We have made the decision not to migrate ten games to the new platform, which will impact our web based bookings and revenue in 2015. If we are unable to timely and effectively migrate the remainder of our games to the new Facebook platform, or develop new games that work with this platform our players may lose access to games or features or otherwise encounter a negative gaming experience, resulting in reduced bookings and revenue. In addition, when we do migrate games to the new platform, the new platform may change the way developers can interact with users or how Facebook users can share information with friends. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

If we violate, or if Facebook believes we have violated its terms of service, it could limit or discontinue our access to the platform, which would harm our business.

We also rely on the continued functionality of the Facebook platform. If our players or potential players are not able to access our games through this platform or encounter difficulties in doing so, we may lose players, resulting in decreased bookings and revenue. The level of service provided by Facebook may also impact the purchase, usage and satisfaction with the virtual goods or currency purchased by our players, adversely affecting our business and profitability. If Facebook experiences interruptions in service or issues with its in-app purchasing functionality regularly or for a prolonged basis, or other similar issues arise that impact our ability to generate revenues on the Facebook platform, it could have a negative impact on our revenues and operating results.

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers, which in many cases have the unilateral ability to interpret their policies and terms and conditions for applications and developers.

Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are distributed on these platforms and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the fourth quarter of 2014, 60% of our bookings were generated through mobile platforms. We are subject to the standard policies and terms of service of these third party platforms, which govern the promotion, distribution and operation of games on the platform and can be changed by the platform providers, in their sole discretion, at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

If we violate, or a platform provider believes we have violated its terms of service, it could limit or discontinue our access to the platform, which would harm our business.

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

Apple’s new requirement that all new applications submitted to the Apple App Store must include 64-bit support, which is scheduled to become effective in 2015, could harm our business.

Apple recently informed developers that beginning on February 1, 2015, all new applications that are submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit, with certain exceptions. Games that are currently live must include 64-bit support and be updated by an update built with the iOS 8 software development kit by June 1, 2015. Depending on date of submissions, games built on the Unity game engine (“Unity”) may be given until June to comply with the update requirements. We currently have efforts underway to adapt our current games and future games to support 64-bit and be built with the iOS 8 software development kit. If Apple does not modify or delay this requirement, we would be required to implement 64-bit support for all of our games currently under development that we intend to launch after February 1, 2015 as well as any of our currently released games that we intend to launch or update after February 1, 2015. This will involve significant development and expense and may cause the anticipated release date for some or all of our games currently under development to be pushed out, which would negatively impact our revenues in 2015 and potentially beyond. In addition, due to the significant expense involved in supporting 64-bit development, we might decide not to continue updating certain of our existing games after February 1, 2015 that we otherwise would have continued to update, which would cause the revenues that we generate from these games to decline more quickly than they otherwise would have. Furthermore, building our games to support 64-bit development will increase the file size of our games, which could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those running the Android operating system, our revenues and financial results could suffer.

We derive a significant portion of our revenues from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system. Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

We operate in a new and rapidly changing industry.

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	continued worldwide growth in the adoption and use of Facebook and other social networks on which our platform relies;

•	our ability to maintain the popularity of our games on Facebook; iOS, Android and other platforms;

•	the transition of our players from the web to mobile devices, and our ability to effectively monetize games on mobile devices and across multiple platforms and devices;

•	our ability to maintain technological solutions and employee expertise to rapidly respond to continuous changes in mobile platforms and mobile devices;

•	our ability to maintain technological solutions and employee expertise to rapidly respond to changes in consumer demand for games on new gaming platforms;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of mobile devices, broadband Internet and personal computer users, and the rate of any such growth; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for game development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential players and relatively rapid changes in technology. New and different types of entertainment may increase in popularity at the expense of social games. A decline in the popularity of social games in general, or our games in particular, would harm our business and prospects.

Security breaches, computer viruses and computer hacking attacks could harm our business, reputation, brand and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. We have experienced and will continue to experience hacking attacks of varying degrees from time to time, including denial-of-service attacks. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers.

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft and Google. Security breaches of our systems or third-parties on whom we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data, corporate systems, third party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our players’ data or our advertiser’s data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data or our advertiser’s data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

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

If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial exposure due to such events or in connection with remediation efforts, investigation costs or penalties, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time and potential expense to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We have suffered interruptions in service when releasing new software versions or bug fixes for specific games in the past and if any such interruption were significant it could harm our business or reputation. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

We must continue to spend significant resources to effectively manage our business and operations.

To effectively manage our business and operations, we will need to continue to focus on spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;

•	enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other; and

•	monitoring our internal controls to ensure timely and accurate reporting of all of our operations.

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

•

under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;

•

risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Expansion into international markets is important for our strategy, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our efforts” elsewhere in this Annual Report on Form 10-K;

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. For more information, see Note 3—“Fair Value Measurements” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Some of our players may make sales or purchases of virtual goods used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as Zynga Poker Classic and Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers or virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;

•	creating downward pressure on the prices we charge players for our virtual currency and virtual goods;

•	increasing chargebacks from unauthorized credit card transactions;

•	causing us to lose revenue from paying players as our partners increase their credit card fraud prevention efforts;

•	causing us to lose revenue from paying players who stop playing a particular game;

•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;

•	generating legal claims relating to the diminution of value of our virtual goods;

•	resulting in negative publicity or harm our reputation with players and partners; and

•	increasing customer support costs to respond to dissatisfied players.

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

Paying players purchase virtual goods in our games because of the perceived value of these goods which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted if one of our platform providers offers discounted local currency or other incentives to our players, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

If we are able to develop new games that achieve success, it is possible that these games could divert players of our other games without growing our overall user base, which could harm operating results.

Although it is important to our future success that we develop new games that become popular with players, it is possible that these games could cause players to reduce their playing time and purchase of virtual items in our existing games. We plan to cross-promote our new games in our other games, which could encourage players of existing games to divert some of their playing time and spend on existing games. If new games do not grow our player base or generate sufficient new bookings to offset any declines from our other games, our bookings and revenue could be adversely affected.

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If direct advertising relationships change or we exhaust the available inventory of these third parties, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

In 2013 and 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities, and we plan to continue to manage costs to better and more efficiently manage our business. We also recently announced we are closing our studio in Beijing, China. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business.

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

In addition, our cost-cutting measures could negatively impact our business including delaying the introduction of new games, impairing our control environment, delaying introduction of new technology, impacting employee retention and morale.

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $209 million in 2012, a net loss of $37 thousand in 2013 and a net loss of $226 million for 2014. As of December 31, 2014, we had an accumulated deficit of $1.2 billion.

In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, our technology stack, game engines, game technology and tools, the expansion of our network and international expansion. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance our franchise games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our business to further contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable on a sustained basis. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

Our revenue, bookings and operating margins may decline.

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, our technology stack, game engines, game technology and tools and international expansion. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance our franchise games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

The numbers of our daily active users (“DAUs”), monthly active users (“MAUs”) monthly unique payers (“MUPs”), monthly unique users (“MUUs”) and average bookings per daily users (“ABPU”) are calculated using metrics tracked by our internal analytics systems based on tracking activity of user accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and factors relating to user activity and systems may impact these numbers. The calculation of these metrics and examples of how user activity and our systems may impact the calculation of the metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

As we transition our business to focus on mobile products, there is more likelihood of having difficulty calculating these metrics.

We are unable to distinguish whether a player of current NaturalMotion games is also a player of a Zynga game. As a result of this we exclude NaturalMotion players from our calculation of MUU to avoid potential double counting. This issue has been resolved for future NaturalMotion releases, so players of new games released by NaturalMotion in 2015 and beyond will be included in our MUU calculations.

Our advertisers and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business or revenue may be harmed. In addition, if advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results.

If we fail to effectively manage our human resources, our business may suffer.

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive Officer, Don Mattrick, is critical to our vision, strategic direction, culture, products and technology. We do not have employment agreements, other than offer letters, with our senior management team and we do not maintain key-man insurance for Mr. Mattrick or any other member of our senior management team. The loss of our Chief Executive Officer or other members of senior management could harm our business.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2014, approximately 42% of our employees had been with us for less than one year and approximately 55% for less than two years.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we continue to develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. Some of our employees may have been motivated to work for us by an expectation that our Class A common stock would be trading at a higher value and may be less motivated by the equity compensation they receive as a result. Competitors may leverage any resulting disappointment as a tool to recruit talented employees. Competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. If we are unable to retain our senior management team and our key employees, are unable to continue to hire highly skilled employees our business could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business could be harmed.

We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may negatively impact our perceived reputation and make it more difficult and more expensive to recruit new employees. The loss of talented employees or the inability to hire skilled employees as replacements could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in recruiting, retaining, and motivating our key employees to achieve a high level of success or if we do not attract new key personnel, we may be unable to continue to launch new games and enhance existing games, including in each case on mobile, expand our network, or execute our business strategy, and as a result, our business may suffer.

Our core values of focusing on our players first and acting for the long term may conflict with the short-term interests of our business.

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, in early 2013, we decided to discontinue development of certain games that were originally expected to be released in, and then meaningfully contribute to bookings for, the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. In the future, we could make decisions to balance the number of advertisements we show in games based on consumer reaction to advertising. This type of decision may increase consumer satisfaction and decrease bookings in the short-term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

An increasing number of individuals are utilizing devices other than personal computers to access the Internet, and versions of our games developed for these devices might not gain widespread adoption, or may not function as intended.

The number of individuals who access the Internet through devices other than a personal computer, such as smart phones, handheld computers such as net books and tablets, televisions, video game consoles and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. Certain of our games or versions of our games may not be compelling to players on such devices. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and Mobile users also frequently change or upgrade their mobile devices. Our business and operating results may be harmed if our players do not install our games when they change or upgrader their device.

To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business will suffer. For example, in September 2014, we released a new version of our poker offering that was intended to reimagine the game with an entirely new experience for mobile and replace the original game for mobile applications. Due to playability issues, some players playing on older devices reported that they were not having a smooth and seamless experience and that they preferred the classic design and play style of the original game. This resulted in us both having to address the issues impacting Zynga Poker so that it would offer a more optimal player experience and re-launch Zynga Poker Classic, which offers familiar gameplay that stays true to our traditional poker experience. To have more successful game launches in the future, we will need to hire and retain engineers with the expertise to develop games and game updates on mobile platforms, better anticipate technical and operational issues in connection with a launch so that they can be addressed prior to launch and stay true to our consumer-centric approach to decision making to offer optimal player experiences. If we are unsuccessful in any of these endeavors, or are otherwise unable to keep up with rapidly changing technology, to offer new games and game updates that appeal to our player base or to monetize our mobile games, our business will suffer.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.

We have shifted our business to focus on mobile first games over the last year. The number of people using mobile Internet-enabled devices has increased dramatically in the past few years and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games is still emerging and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. The mobile market may not continue to grow at historic rates and consumers may not continue to use mobile-Internet enabled devices as a platform for games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity we could experience a decline in bookings and revenue. Any decline in the growth of the mobile market or in the use of mobile devices for games could harm our business.

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

Our international operations are subject to increased challenges and risks.

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to expand our international operations in the future by expanding our offerings in new languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. For example, we recently announced that we are closing our office in Beijing, China because its recent game launches and product localization initiatives are not meeting expectations. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

•

compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection (For example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed toward children 16 and under, which principles became effective in April 2014);

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

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business.

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

Competition in our industry is intense and there are low barriers to entry.

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

As there are relatively low barriers to entry to develop a mobile or online casual game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs. Increasing competition could result in loss of players, loss of talent or loss of our ability to acquire new players in a cost-effective manner, all of which could harm our business.

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players affects the game-playing experience and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in our games, play them in an automated way or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly, may disrupt the virtual economies of our games and may reduce the demand for virtual items. In addition, unrelated third parties attempt to scam our players with fake offers for virtual goods or other game benefits. We devote significant resources to discover and disable these programs and activities, and if we are unable to do so quickly our operations may be disrupted, our reputation damaged and players may stop playing our games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to dissatisfied players.

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.

As of December 31, 2014, we had $1.03 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6—“Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the United States and in certain locations outside the United States. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works through increased copyright filings and our brands through increased trademark and other filings. Likewise, we may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we historically have brought several actions to protect our “Zynga Poker,” “Ville,” and “With Friends” franchises against third-party uses of those intellectual property assets and brands. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

Our ability to acquire and maintain licenses to intellectual property, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We use licensed intellectual property as a creative asset in certain games such as Looney Tunes Dash!, NFL Showdown and Hit It Rich! Slots and have built many of our games on proprietary source code, such as Unity. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods. Competition for licenses for creative assets is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability may be adversely impacted. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability.

Many of our games are built on propriety source code, such as Unity. If we are unable to renew licenses to proprietary source code underlying our games, or the terms and conditions of these licenses change at the time of renewal our business, operations and revenue could be negatively impacted. We rely on third parties, including Unity, to maintain versions of their proprietary engines that allow us to ship our games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business could be negatively impacted.

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

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See the section titled “Legal Matters” included in Note 12—“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce, U.S. Congress, and various State Attorneys General are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has proposed reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. Additionally, in January 2014, the Federal Trade Commission announced a settlement with Apple related to in in-app purchases made by minors.

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

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, data protection, consumer protection and protection of minors and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it more costly or difficult for us to do so. For example, if a country enacted legislation that required data of their citizens gathered by online services to be held within the country, we may not be able to comply with such legislation or compliance could be so difficult or costly that we chose not to stop offering services to citizens of that country. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as players, vendors or developers, violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business.

In this area many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Moreover, in the areas of privacy, information security, data protection, consumer protection and protection of minors, foreign laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to data protection, and have imposed legal obligations on companies in this regard. Any failure on our part to comply with laws in these areas hacker may subject us to significant liabilities.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include. If new casino-themed regulations are imposed certain of our casino-themed games, including Zynga Poker, Zynga Poker Classic and Hit It Rich! Slots, may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, bookings or revenue. Our business includes real money online poker and casino games offerings in the United Kingdom through an agreement with bwin.party. RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements, both federally and in each state, as well as internationally. Although we are not planning to seek any direct licenses in Nevada or other jurisdictions in the U.S., our partnership with bwin.party in the United Kingdom continues as we evaluate its results.

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

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, regulation of currency and banking institutions unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business. In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

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

If we fail to anticipate or successfully develop new games for new technologies, platforms and devices, the quality, timeliness and competitiveness of our games could suffer.

The games industry is characterized by rapid technological changes that can be difficult to anticipate. New technologies, including distribution platforms and gaming devices, such as consoles, connected TVs, or a combination of existing and new devices, may force us to adapt our current game development processes or adopt new processes. If consumers shift their time to platforms other than the mobile and social platforms where our games are currently distributed, the size of our audience could decline and our performance could be impacted. It may take significant time and resources to shift our focus to such technologies, platforms and devices, putting us at a competitive disadvantage. Alternatively, we may increase the resources employed in research and development to adapt to these new technologies, distribution platforms and devices, either to preserve our games or a game launch schedule or to keep up with our competition, which would increase our development expenses. We could also devote significant resources to developing games to work with such technologies, platforms or devices, and these new technologies, platforms or devices may not experience sustained, widespread consumer acceptance. The occurrence of any of these events could adversely affect the quality, timelines and competitiveness of our games, or cause us to incur significantly increased costs, which could harm our operation results.

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

The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies, or policies in jurisdictions outside the United States could materially impact our financial position and results of operations.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Any changes in the taxation of our international business activities may impact our worldwide effective tax rate, our financial position and results of operations.

The intended tax efficiency of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to optimize business efficiency as well as reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing on intercompany arrangements. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, tax authorities in certain jurisdictions where we operate may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and impact our financial position and results of operations.

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

We are subject to contractual covenants which place certain limitations on how we manage our business.

We have not drawn down on our credit agreement (as defined herein), but if we do use this as a source of funds it may limit our ability to take various actions, including incur indebtedness, grant liens, merge with or consolidate with another entity, dispose of all or substantially all assets and pay dividends or make distributions.

Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement also requires us to maintain compliance with a capitalization ratio and maintain a minimum cash balance. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and would allow our lenders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

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

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chairman, beneficially owned approximately 63% of the total voting power of our outstanding capital stock as of December 31, 2014. As a result, Mr. Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2014 and December 31, 2014, the stock price of our Class A common stock has ranged from $2.20 to $5.89. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	our announcement of significant transactions;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the activities, public announcements and financial performance of our commercial partners, such as Facebook, Apple and Google;

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

There is no guarantee that we will do additional share repurchases in the future.

In October 2012, we announced that our board of directors authorized us to repurchase up to $200.0 million of our Class A common stock. As of December 31, 2014, we had repurchased $21.1 million of our Class A common stock. That repurchase plan expired on October 31, 2014. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. There is no guarantee that we will do additional share repurchase in the future. Repurchases of our Class A common stock in the open market or discontinuing repurchases could result in increased volatility or an adverse effect on our stock price.

Our Class A common stock price may be volatile due to third-party data regarding our games.

Third parties, such as AppData, AppAnnie and comScore publish daily data about us and other social game companies with respect to DAUs and MAUs, monthly revenue, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual goods. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

If the existing holders of our Class B common stock particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vests in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of February 11, 2015, 3,040,086 of these options had vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

Certain holders of our Class B common stock are also entitled to rights with respect to the registration of such shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price of our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market, following the release of lock-up agreements, the filing of additional registration statements, or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our San Francisco, California corporate headquarters, an office building of approximately 660,000 square feet. We use approximately 360,000 square feet for our operations and lease most of the remainder to third-party, non-affiliated, tenants under leases that range in terms from month-to-month to terms through 2021. The San Francisco facility currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in San Francisco, California; Carlsbad, California; Eugene, Oregon; Portland, Oregon; Austin, Texas; Allen, Texas; Chicago, Illinois; and Maitland, Florida. We lease office and data center space in California and Virginia. We lease offices for our foreign operations in: Toronto, Canada; Beijing, China; Bangalore, India; Dublin, Ireland; Oxford, England; Brighton, England; and London, England. These additional domestic and international facilities total approximately 210,000 square feet, excluding restructured properties.

We signed a lease for additional space in London, England in February 2015.

We believe that our existing facilities are sufficient for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate changes in our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 12—“Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

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

	High	Low
Fourth Quarter 2013	$4.55	$3.32
First Quarter 2014	$5.89	$3.31
Second Quarter 2014	$4.66	$2.73
Third Quarter 2014	$3.28	$2.70
Fourth Quarter 2014	$2.92	$2.20

Our Class B common stock and Class C common stock are not listed nor traded on any stock exchange, but are convertible into shares of our Class A common stock.

Holders of Record

As of December 31, 2014, there were approximately 268 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $2.66 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2014, there were approximately 660 stockholders of record of our Class B common stock, and Mr. Pincus, Chairman of our Board of Directors, remains the only holder of Class C common stock.

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

In 2012 we repurchased 5.0 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.36 per share for a total of $11.8 million. In 2013 we repurchased 3.4 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.74 per share for a total of $9.3 million. We did not repurchase any shares in 2014. The total amount repurchased under plan from inception was 8.4 million shares at an average price of $2.51 per share for total of $21.1 million. The program expired on October 31, 2014

Stock Performance Graph

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

The following graph compares, for the year ended December 31, 2014, the cumulative total stockholder return for Zynga’s Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100. The measurement points in the graph below are December 16, 2011 (the first trading day of our Class A common stock on the NASDAQ Global Select Market) and the last trading day of the fiscal year ended December 31, 2014. The graph assumes that $100 was invested on December 16, 2011 in the Class A common stock of Zynga Inc., the S&P 500 Index and the NASDAQ 100 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 as well as the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the 12 months ended December 31, 2011 and 2010, as well as the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share, user and ABPU data)
Consolidated Statements of Operations Data:
Revenue:
Online game	$537,619	$759,572	$1,144,252	$1,065,648	$574,632
Advertising and other	152,791	113,694	137,015	74,452	22,827

Total revenue	690,410	873,266	1,281,267	1,140,100	597,459
Costs and expenses:
Cost of revenue	213,570	248,358	352,169	330,043	176,052
Research and development	396,553	413,001	645,648	727,018	149,519
Sales and marketing	157,364	104,403	181,924	234,199	114,165
General and administrative	167,664	162,918	189,004	254,456	32,251
Impairment of intangible assets	—	10,217	95,493	—	—

Total costs and expenses	935,151	938,897	1,464,238	1,545,716	471,987

Income (loss) from operations	(244,741)	(65,631)	(182,971)	(405,616)	125,472
Interest income	3,266	4,148	4,749	1,680	1,222
Other income (expense), net	8,248	(3,386)	18,647	(2,206)	365

Income (loss) before income taxes	(233,227)	(64,869)	(159,575)	(406,142)	127,059
Provision for (benefit from) income taxes	(7,327)	(27,887)	49,873	(1,826)	36,464

Net income (loss)	$(225,900)	$(36,982)	$(209,448)	$(404,316)	$90,595

Deemed dividend to a Series B-2 convertible preferred stockholder	—	—	—	—	4,590
Net income attributable to participating securities	—	—	—	—	58,110

Net income (loss) attributable to common stockholders	$(225,900)	$(36,982)	$(209,448)	$(404,316)	$27,895

Net income (loss) per share attributable to common stockholders
Basic	$(0.26)	$(0.05)	$(0.28)	$(1.40)	$0.12

Diluted	$(0.26)	$(0.05)	$(0.28)	$(1.40)	$0.11

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	874,509	799,794	741,177	288,599	223,881
Diluted	874,509	799,794	741,177	288,599	329,256
Other Financial and Operational Data:
Bookings(1)	$694,300	$716,176	$1,147,627	$1,155,509	$838,896
Adjusted EBITDA(2)	$39,932	$46,549	$213,233	$303,274	$392,738
Average DAUs (in millions)(3)	27	37	63	57	56
Average MAUs (in millions)(4)	118	171	302	233	217
Average MUUs (in millions)(5)	81	112	180	151	116
ABPU(6)	$0.071	$0.053	$0.050	$0.055	$0.041

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

(5)

MUUs is the number of unique individuals who played any of our games on a particular platform during a 30-day period, as recorded by our internal analytics systems. Average MUUs is the average of the MUUs at each month-end during the period reported. MUUs exclude NaturalMotion as our systems are unable to distinguish whether a player of a NaturalMotion game is also a player of a Zynga game so we exclude NaturalMotion payers to avoid potential double counting of MUUs. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MUUs” for more information on how we define and calculate MUUs.

(6)

ABPU is defined as (i) our total bookings in a given period, divided by (ii) the number of days in that period, divided by (iii) the average DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—ABPU” for more information on how we define and calculate ABPU.

Stock-based expense included in the statements of operations data above was as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of revenue	$4,623	$468	$12,116	$17,660	$2,128
Research and development	83,673	61,931	200,640	374,920	10,242
Sales and marketing	5,927	8,079	24,684	81,326	7,899
General and administrative	35,010	13,915	44,546	126,306	5,425

Total stock-based compensation	$129,233	$84,393	$281,986	$600,212	$25,694

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,147,909	$1,541,970	$1,652,313	$1,917,606	$738,090
Property and equipment, net	297,919	348,793	466,074	246,740	74,959
Working capital	713,901	964,897	975,225	1,355,224	385,564
Total assets	2,348,793	2,279,085	2,576,320	2,516,646	1,112,572
Deferred revenue	193,805	189,915	347,005	480,645	465,236
Total stockholders’ equity (deficit)	1,895,692	1,877,271	1,825,503	1,749,539	482,215

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

The following table is a reconciliation of revenue to bookings for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$690,410	$873,266	$1,281,267	$1,140,100	$597,459
Change in deferred revenue	3,890	(157,090)	(133,640)	15,409	241,437

Bookings	$694,300	$716,176	$1,147,627	$1,155,509	$838,896

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(225,900)	$(36,982)	$(209,448)	$(404,316)	$90,595
Provision for (benefit from) income taxes	(7,327)	(27,887)	49,873	(1,826)	36,464
Other income (expense), net	(8,248)	3,386	(18,647)	2,206	(365)
Interest income (expense), net	(3,266)	(4,148)	(4,749)	(1,680)	(1,222)
Gain (loss) from legal settlements	5,250	—	3,024	(2,145)	(39,346)
Depreciation and amortization	82,894	129,047	141,479	95,414	39,481
Stock-based expense	129,233	84,393	281,986	600,212	25,694
Impairment of intangible assets	—	10,217	95,493	—	—
Contingent consideration fair value adjustment	32,700	—	—	—	—
Acquisition-related transaction expenses	6,425	930	—	—	—
Restructuring expense, net	24,281	44,683	7,862	—	—
Change in deferred revenue	3,890	(157,090)	(133,640)	15,409	241,437

Adjusted EBITDA	$39,932	$46,549	$213,233	$303,274	$392,738

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

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

Overview

We are a leading social game developer with approximately 108 million average MAUs for the three months ended December 31, 2014. We have launched some of the most successful social games in the industry. Our games are accessible on Facebook and other social networks, mobile platforms and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods, mobile game download fees and advertising services.

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

The games that constitute our top games vary over time but historically the top three revenue-generating games in any period contributed the majority of our revenue. Our top three games accounted for 60%, 54% and 55% of our online game revenue in 2014, 2013 and 2012, respectively.

During 2014 we continued to align our cost-structure with our key strategic initiatives. We reduced our headcount from 2,034, as of December 31, 2013, to 1,974, as of December 31, 2014, and we consolidated certain facilities and data centers. We continue to invest in game development, creating both new games and new features and content in existing games designed to engage our players on mobile devices and on the web.

On February 11, 2014, we completed the acquisition of 100% of the equity interests of NaturalMotion, NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock. NaturalMotion possesses industry leading technology and tools and its proven simulation technologies have powered some of the biggest console games and blockbuster movies. Zynga’s acquisition of NaturalMotion expanded our creative pipeline into two new consumer categories—People Simulation and Racing—and provided Zynga with cutting-edge technology and tools, including Euphoria, that we believe will help fast track Zynga’s ability to deliver hit games.

How We Generate Revenue

We operate our games as live services that allow players to play for free. We generate revenue primarily from the in-game sale of virtual goods, advertising and mobile game download fees. Revenue growth will depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of virtual goods and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

Online game. We provide our players with the opportunity to purchase virtual goods that enhance their game-playing experience. We believe players choose to pay for virtual goods for the same reasons they are willing to pay for other forms of entertainment—they enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual goods when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual goods. Players may also elect to pay a one-time download fee to obtain certain mobile games free of third-party advertisements.

2014 was the first year in which our business generated a higher percentage of bookings through mobile platforms than through the Facebook platform. For the twelve months ended December 31, 2014 and 2013 we estimate that we generated 51% and 27% of our bookings, respectively, from mobile platforms while 43% and 69% of our bookings, respectively, were generated from the Facebook platform. Facebook is still the largest single distribution, marketing, promotion and payment platform for our games and we generate a significant portion of our revenue through the Facebook platform. For the twelve months ended December 31, 2014 and 2013, we estimate that 51% and 75% of our revenue, respectively, was generated through the Facebook platform, while 44% and 24% of our revenue, respectively, was generated through mobile platforms. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Financial Metrics

Bookings. Bookings (as defined in the section titled “—Non-GAAP Financial Measures” included in “Item 6. Selected Consolidated Financial and Other Data” of this Annual Report on Form 10-K) is the fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

DAUs. We define DAUs as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms or social networks (e.g., Facebook.com, iPad, Android Phone, iPhone, etc.) on the same day would be counted as two DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period. We use DAUs as a measure of audience engagement.

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

MUUs. We define MUUs as the number of unique individuals who played any of our games on a particular platform in the 30-day period ending with the measurement date. An individual who plays more than one of our games in a given 30-day period would be counted as a single MUU. However, because we cannot always distinguish unique individuals playing on multiple platforms, a player playing on two different platforms (e.g. web and mobile) in a given 30-day period may be counted as two MUUs. Because many of our players play more than one game in a given 30-day period, MUUs are always lower than MAUs in any given time period. Average MUUs for a particular period is the average of the MUUs at each month-end during that period. We use MUUs as a measure of total audience reach across our network of games.

MUPs. We define MUPs as the number of unique players who made a payment at least once during the applicable month through a payment method for which we can quantify the number of unique payers, including payers from certain mobile games. MUPs does not include payers who use certain payment methods for which we cannot quantify the number of unique payers. Because we cannot always distinguish unique individuals playing on two different social networks, an individual who makes a payment on two different social networks in a given 30-day period may be counted as two MUPs. MUPs are presented as an average of the three months in the applicable quarter. We use MUPs as a measure of the number of unique players who made payments across our network of games each month.

ABPU. We define ABPU as our total bookings in a given period, divided by the number of days in that period, divided by, the average DAUs during the period. We believe that ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as our management and board of directors. We use ABPU as a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(users and payers in millions)
Average DAUs	25	26	29	28	27	30	39	52
Average MAUs	108	112	130	123	112	133	187	253
Average MUUs(1)	71	77	89	86	80	97	123	150
Average MUPs(1)	1.1	1.3	1.7	1.4	1.3	1.6	1.9	2.5
ABPU	$0.079	$0.073	$0.067	$0.063	$0.060	$0.055	$0.053	$0.049

(1)

MUUs and MUPs exclude NaturalMotion as our systems are unable to distinguish whether a player of a NaturalMotion game is also a player of a Zynga game so we exclude NaturalMotion payers to avoid potential double counting of MUUs and MUPs.

Average DAUs, MAUs and MUUs, grew during the first and second quarter of 2014 and declined in the third and fourth quarters of 2014 and when comparing the three months ended December 31, 2014 to December 31, 2013. Growth in average DAUs, MAUs and MUUs in the first and second quarters of 2014 was due to increases in mobile users from FarmVille 2: Country Escape and Hit it Rich! Slots, both launched on mobile platforms in the first half of 2014. Average DAUs and MAUs also increased due to the inclusion of NaturalMotion mobile users from CSR Racing and Clumsy Ninja. Declines in average DAUs, MAUs and MUUs in the third and fourth quarter of 2014 were due to declines in users for our existing games such as FarmVille 2 and Zynga Poker. In addition, MUPs declined in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, as payers in FarmVille 2 and Zynga Poker contributed more MUPs in 2013 than in 2014. ABPU increased in each consecutive quarter in 2014 due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
Average monthly unique payer bookings (in thousands)(1)	$41,323	$43,739	$44,844	$39,073	$37,432	$39,535	$50,657	$64,028
Average MUPs (in millions)(2)	1.1	1.3	1.7	1.4	1.3	1.6	1.9	2.5
Monthly unique payer bookings per MUP(3)	$37	$33	$27	$27	$28	$25	$26	$26

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

(3)

Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs. This calculation excludes NaturalMotion as we do not have MUP data for NaturalMotion.

Average monthly unique payer bookings grew during the first and second quarters of 2014 and when comparing the three months ended December 31, 2014 to December 31, 2013 and declined in the third and fourth quarters of 2014. Growth in average monthly unique payer bookings in the first and second quarter of 2014 and when comparing the three months ended December 31, 2014 to December 31, 2013 was due to the bookings contribution from FarmVille 2: Country Escape and Hit it Rich! Slots, both launched on mobile platforms in the first half of 2014. Declines in average monthly unique payer bookings in the third and fourth quarters of 2014 were due to the decline in bookings and users in our existing web and multiplatform games, such as FarmVille 2 and Zynga Poker, which were not offset by new growth from game launches. Monthly unique payer bookings per MUP increased to $37 in the fourth quarter of 2014 due to MUP decreasing faster than unique payer bookings for the period.

Although we monitor our unique payer metrics, we focus on monetization, including through in-game advertising, of all of our players and not just our payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Recent Developments

•

Game Launches. We launched several new games in 2014, including Hit it Rich! Slots, FarmVille 2: Country Escape, NFL Showdown, New Words with Friends, New Zynga Poker, Wizard of Oz Slots and Looney Tunes Dash! on mobile and New Words With Friends on web.

•

Operating Results. Our operating results declined in 2014 as compared to 2013. Total bookings decreased by 3% and adjusted EBITDA decreased by 14% compared to 2013. These results primarily reflect the inability of new games to offset the declines in existing games. While we were able to drive efficiencies and decrease cash operating expenses by $60.5 million, these decreases were offset by the decrease in bookings.

•

Mobile Growth. In 2014, we delivered an 80% increase in mobile bookings year over year and a 48% increase in mobile revenue year over year. This increase was driven by the launch of FarmVille 2: Country Escape and Hit it Rich! Slots on mobile platforms and the inclusion of NaturalMotion games in comparison to prior year as our players continued to play our games on their phones and tablets.

•

2014 Restructuring. In the first quarter of 2014, we implemented a restructuring plan that included a reduction in work force and the closure of certain office and datacenter facilities as part of an overall plan to reduce our long term cost structure. In total, we recorded restructuring charges of $27.4 million as December 31, 2014 related to the 2014 plan.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Facebook, Apple’s App store for iOS and the Google Play App Store for Android devices. Virtual goods for our games purchased through the payment processing systems of these platform providers. To date, we have generated a significant portion of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. We are generating an increasing portion of our bookings, revenue and players through the Apple App store and Google Play App Store and expect that this trend will continue as we launch more games for mobile devices. Facebook, Apple and Google generally have the discretion to change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.053 in the twelve months ended December 31, 2013 to $0.071 in the twelve months ended December 31, 2014 due to a higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings, coupled with an increase in advertising and other revenue. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur months in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs.

Player acquisition costs. We utilize advertising and other forms of player acquisition and retention to grow and retain our player audience. These expenditures generally relate to the promotion of new game launches and ongoing performance-based programs to drive new player acquisition and lapsed player reactivation. Over time, these acquisition and retention-related programs may become either less effective or more costly, negatively impacting our operating results. Additionally, as our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase.

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

In the first quarter of 2014, we completed the acquisition of NaturalMotion, the maker of Clumsy Ninja and CSR Racing. This allowed us to enter into two new consumer categories—People Simulation and Racing—and our future success is dependent upon our ability to leverage the games, workforce, and technology we acquired.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In 2014, in addition to employee attrition, we have also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. For example, in the first quarter of 2014, we implemented a restructuring plan that included a work force reduction. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	For the Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	31	28	27
Research and development	57	48	50
Sales and marketing	23	12	14
General and administrative	24	19	15
Impairment of intangible assets	—	1	7

Total costs and expenses	135	108	113

Income (loss) from operations	(35)	(8)	(13)
Interest income	—	—	—
Other income (expense), net	1	—	1

Income (loss) before income taxes	(34)	(8)	(12)
Provision for (benefit from) income taxes	(1)	(3)	4

Net income (loss)	(33)%	(5)%	(16)%

Revenue

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Revenue by type:
Online game	$537,619	$759,572	$1,144,252	(29)%	(34)%
Advertising and other	152,791	113,694	137,015	34%	(17)%

Total revenue	$690,410	$873,266	$1,281,267	(21)%	(32)%

2014 Compared to 2013.

Total revenue decreased $182.9 million in 2014 as a result of a decline in online game revenue offset by an increase in advertising and other revenue. Bookings decreased by $21.9 million from 2013 to 2014 due to declines in existing games, declines in audience metrics and the lack of successful new launches to offset these declines. ABPU increased from $0.053 in 2013 to $0.071 in 2014, due to a faster decline in DAUs than the decline in bookings. DAUs decreased from 37 million in 2013 to 27 million in 2014 and MUPs decreased from 1.8 million in 2013 to 1.4 million in 2014.

Online game revenue decreased $222.0 million in 2014 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille, ChefVille, CastleVille, Zynga Poker, CityVille and FrontierVille in the amounts of $87.7 million, $37.1 million, $36.6 million, $35.5 million, $23.7 million and $13.7 million, respectively. The decreases in online game revenue from these games were due to overall decay rate in bookings and audience metrics. The decrease in online game revenue was partially offset by an increase in online game revenue of $47.1 million from Hit it Rich! Slots. All other games accounted for the remaining net decrease of $34.8 million.

International revenue as a percentage of total revenue was 38% and 40% in 2014 and 2013, respectively.

In 2014, FarmVille 2 and Zynga Poker were our top two revenue-generating games and comprised 28% and 23%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 38% and 29% of online game revenue 2014 and 2013, respectively. Durable virtual goods accounted for 62% and 71% of online game revenue in 2014 and 2013, respectively. The estimated weighted-average life of durable virtual goods was 12 months in 2014 and 2013. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2014 for various games resulted in a decrease in revenue, income from continuing operations and net income of $1.2 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2014. For 2013, changes in our estimated average life of durable virtual goods resulted in an increase in revenue, income from continuing operations and net income of $12.3 million. These changes in estimates resulted in a $0.01 increase in our reported earnings per share for the year ended December 31, 2013.

Advertising and other revenue increased $39.1 million from 2013 to 2014, due to a $39.3 million increase in in-game display ads as a result of better optimization on mobile platforms and a $7.6 million increase in licensing revenue driven by the final licensing payment from a strategic partner, offset by a $5.6 million decrease in in-game sponsorships and a $2.2 million decrease in in-game offers, engagement ads, and other advertising revenue.

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

Consumable virtual goods accounted for 29% and 30% of online game revenue 2013 and 2012, respectively. Durable virtual goods accounted for 71% and 70% of online game revenue in 2013 and 2012, respectively. The estimated weighted-average life of durable virtual goods was 12 months in 2013 and 2012. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2013 for various games resulted in an increase in revenue, income from continuing operations and net income of $12.3 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates resulted in a $0.01 increase in our reported earnings per share for the year ended December 31, 2013. For 2012, changes in our estimated average life of durable virtual goods resulted in an increase in revenue, income from continuing operations and net income of $14.1 million. These changes in estimates resulted in a $0.01 increase in our reported earnings per share for the year ended December 31, 2012.

Advertising revenue decreased $23.3 million from 2012 to 2013, due to a $14.1 million decrease in in-game sponsorships, a $6.0 million decrease in in-game offers, engagement ads and other advertising revenue and a $3.4 million decrease in licensing revenue, offset by an increase of $0.2 million from in-game display ads. These declines may be attributed to declines in our DAUs in 2013.

Cost of revenue

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Cost of revenue	$213,570	$248,358	$352,169	(14)%	(29)%

2014 Compared to 2013. Cost of revenue decreased $34.8 million in the twelve months ended December 31, 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $38.1 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $23.1 million decrease in hosting and data center costs due to lower data usage, an $11.7 million decrease in third party customer service expense which is in line with the discontinuance of certain games and a $5.1 million decrease in headcount-related expense, offset by a $36.8 million increase in payment processing fees from mobile payment processors due to an increase in mobile bookings and a $6.3 million increase in royalty expense for licensed intellectual property.

2013 Compared to 2012. Cost of revenue decreased $103.8 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $47.0 million in third party hosting expense due to increased usage of our own datacenters, a decrease of $24.6 million in third party customer service expense which is in line with the decline in DAUs and the discontinuance of certain games, a decrease of $11.6 million in stock-based expense primarily due to forfeiture credits resulting from employee attrition, a decrease of $9.3 million in depreciation and amortization expense and a decrease of $7.9 million in payment processing fees.

Research and development

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Research and development	$396,553	$413,001	$645,648	(4)%	(36)%

2014 Compared to 2013. Research and development expenses decreased $16.4 million in the twelve months ended December 31, 2014 as compared to the same period of the prior year. The decrease was primarily attributable to a $46.4 million decrease in headcount-related expenses, $13.7 million decrease in restructuring expense and a $13.7 million decrease in allocated facilities and overhead costs, offset by $32.7 million of expense recorded in 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs and a $21.7 million increase in stock-based expense primarily due to higher forfeiture credits in the prior year and additional grants in 2014 as a result of the NaturalMotion acquisition in February 2014.

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

Sales and marketing

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Sales and marketing	$157,364	$104,403	$181,924	51%	(43)%

2014 Compared to 2013. Sales and marketing expenses increased $53.0 million in the twelve months ended December 31, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $57.8 million increase in marketing expense due to higher mobile player acquisition costs and consumer marketing costs from the launch of FarmVille 2: Country Escape and Hit it Rich! Slots, offset by a $3.1 million decrease in headcount-related expenses and a $2.2 million decrease in stock-based expense primarily due to forfeiture credits resulting from employee attrition.

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

General and administrative

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
General and administrative	$167,664	$162,918	$189,004	3%	(14)%

2014 Compared to 2013. General and administrative expenses increased $4.7 million in the twelve months ended December 31, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $21.1 million increase in stock-based expense and a $16.5 million increase due to a lower amount of facilities and overhead costs allocated out, partially offset by a $14.0 million decrease in headcount-related expense, a $9.8 million decrease in depreciation expense and a $7.1 million decrease in restructuring expense.

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

Interest income

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Interest income	$3,266	$4,148	$4,749	(21)%	(13)%

2014 Compared to 2013. Interest income decreased $0.9 million in the twelve months ended December 31, 2014. The decrease was primarily attributed to lower marketable security balances in 2014 compared to 2013.

2013 Compared to 2012. Interest income decreased $0.6 million in the twelve months ended December 31, 2013. The decrease was primarily attributed to lower marketable security balances in 2013 compared to 2012.

Other income (expense), net

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Other income (expense), net	$8,248	$(3,386)	$18,647	NM	NM

2014 Compared to 2013. Other income (expense), net increased $11.6 million in the twelve months ended December 31, 2014 as compared to the same period of the prior year. The increase was primarily attributable to a $5.2 million decrease in interest expense which includes the $2.4 million expense in connection with the termination of our interest rate swap agreement and repayment of our loan in the second quarter of 2013, a $4.6 million increase of other income related to the sale of an equity investment in the fourth quarter of 2014 and a $2.3 million increase in net sublease rental income.

2013 Compared to 2012. Other income (expense), net decreased $22.0 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year. The decrease was primarily attributable to a $19.9 million net gain recognized from the termination of our lease and purchase of our corporate headquarters in 2012. In addition, we recorded a $2.4 million loss in the twelve months ended December 31, 2013 as a result of the termination of our interest rate swap.

Provision for (benefit from) income taxes

	Year Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands)
Provision for (benefit from) income taxes	$(7,327)	$(27,887)	$49,873	NM	NM

2014 Compared to 2013. The benefit from income taxes decreased by $20.6 million in the twelve months ended December 31, 2014 compared to the same period of the prior year. This decrease was attributable primarily to the incremental benefit of $5.0 million recorded in the first quarter of 2013 related to the recognition of Federal research and development tax credits and the net benefit related to changes in the estimated jurisdictional mix of earnings between the two periods of $15.6 million.

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

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of revenue for each of the eight quarters ended December 31, 2014 (certain items may not reconcile due to rounding). We also present other financial and operations data, and a reconciliation of revenue to bookings and net income (loss) to adjusted EBITDA, for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Online game	$135,011	$139,372	$130,966	$132,270	$152,310	$174,370	$203,326	$229,566
Advertising and other	57,536	37,239	22,266	35,750	24,052	28,210	27,409	34,023

Total Revenue	192,547	176,611	153,232	168,020	176,362	202,580	230,735	263,589

Costs and expenses:
Cost of revenue	55,492	53,286	51,288	53,504	58,876	59,011	61,077	69,394
Research and development	105,134	100,113	93,722	97,584	78,475	81,023	124,322	129,181
Sales and marketing	41,898	44,005	41,608	29,853	24,763	21,170	31,163	27,307
General and administrative	38,961	38,536	32,831	57,336	41,725	34,012	44,541	42,640
Impairment of intangible assets	—	—	—	—	—	10,217	—	—

Total costs and expenses	241,485	235,940	219,449	238,277	203,839	205,433	261,103	268,522

Income (loss) from operations	(48,938)	(59,329)	(66,217)	(70,257)	(27,477)	(2,853)	(30,368)	(4,933)

Net income (loss)	$(45,126)	$(57,058)	$(62,533)	$(61,183)$	(25,242)	$(68)	$(15,805)	$4,133

Earnings per share—basic	$(0.05)	$(0.06)	$(0.07)	$(0.07)	$(0.03)	$0.00	$(0.02)	$0.01

	For the Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	29	30	33	32	33	29	26	26
Research and development	54	57	61	58	45	40	54	49
Sales and marketing	22	25	27	18	14	10	14	10
General and administrative	20	22	21	34	24	17	19	17
Impairment of intangible assets	—	—	—	—	—	5	—	—

Total costs and expenses	125	134	142	142	116	101	113	102
Income (loss) from operations	(25)	(34)	(42)	(42)	(16)	(1)	(13)	(2)

Net income (loss)	(23%)	(34%)	(39%)	(36%)	(14%)	—	(7%)	2%

	For the Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(dollars in thousands, except ABPU data)
Other Financial and Operations Data:
Bookings	$182,352	$175,488	$175,102	$161,358	$146,677	$152,106	$187,578	$229,815
Adjusted EBITDA	$9,432	$2,163	$14,491	$13,846	$2,603	$6,901	$8,310	$28,735
Average DAUs (in millions)	25	26	29	28	27	30	39	52
Average MAUs (in millions)	108	112	130	123	112	133	187	253
Average MUUs (in millions)	71	77	89	86	80	97	123	150
Average MUPs (in millions)	1.1	1.3	1.7	1.4	1.3	1.6	1.9	2.5
ABPU	$0.079	$0.073	$0.067	$0.063	$0.060	$0.055	$0.053	$0.049

	For the Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$192,547	$176,611	$153,232	$168,020	$176,362	$202,580	$230,735	$263,589
Change in deferred revenue	(10,195)	(1,123)	21,870	(6,662)	(29,685)	(50,474)	(43,157)	(33,774)

Bookings	$182,352	$175,488	$175,102	$161,358	$146,677	$152,106	$187,578	$229,815

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(45,126)	$(57,058)	$(62,533)	$(61,183)	$(25,242)	$(68)	$(15,805)	$4,133
Provision for (benefit from) income taxes	2,547	(783)	(2,012)	(7,079)	(241)	(891)	(17,989)	(8,766)
Other income (expense), net	(5,580)	(647)	(896)	(1,125)	(1,079)	(929)	4,531	863
Interest income	(779)	(841)	(776)	(870)	(915)	(965)	(1,105)	(1,163)
Restructuring expense	(3,391)	287	(2,270)	29,655	7,366	6,769	25,089	5,459
Gain (loss) from legal settlements	5,250	—	—	—	—	—	—	—
Depreciation and amortization	18,341	19,283	19,926	25,344	32,142	33,986	30,858	32,061
Impairment of intangible assets	—	—	—	—	—	10,217	—	—
Contingent consideration fair value adjustment	12,600	6,750	12,070	1,280	930	—	—	—
Acquisition-related transaction expenses	—	—	265	6,160	—	—	—	—
Stock-based expense	35,765	36,295	28,847	28,326	19,327	9,256	25,888	29,922
Change in deferred revenue	(10,195)	(1,123)	21,870	(6,662)	(29,685)	(50,474)	(43,157)	(33,774)

Adjusted EBITDA	$9,432	$2,163	$14,491	$13,846	$2,603	$6,901	$8,310	$28,735

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(9,201)	$(7,813)	$(98,054)
Depreciation and amortization	82,894	129,047	141,479
Cash flows provided by (used in) operating activities	$(4,511)	$28,674	$195,767
Cash flows provided by (used in) investing activities	(344,159)	147,476	(1,496,934)
Cash flows provided by (used in) financing activities	15,119	(95,818)	104,818

As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $1.15 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities. For the full year ended December 31, 2014, we made capital expenditures of $9.2 million, which included hardware and software to support business operations.

In October 2012, our board of directors authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. In 2012 and 2013 we repurchased an aggregate of 5.0 million shares and 3.4 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.36 per share and $2.74 per share for a total of $11.8 million and $9.3 million, respectively. We did not repurchase any shares in 2014. The total amount repurchased under the plan was $21.1 million. The program expired on October 31, 2014.

Operating Activities

After our net loss of $225.9 million is adjusted to exclude non-cash items, operating activities used $4.5 million of cash during the twelve months ended December 31, 2014. Significant non-cash items included stock-based expense of $129.2 million and depreciation and amortization of $82.9 million. Depreciation and amortization decreased by $46.2 million as compared to the twelve months ended December 31, 2013 as a result of fixed assets that were fully depreciated and disposed of and intangible assets that were fully amortized in 2014. Stock-based expense increased by $44.8 million in the twelve months ended December 31, 2014 as compared to the same period of the prior year primarily due to grants related to the NaturalMotion acquisition. Net cash provided by operating activities declined $33.2 million when compared to the twelve months ended December 31, 2013, the decline was primarily due to changes in our operating assets and liabilities in the twelve months ended December 31, 2014, including changes of $24.6 million and $5.4 million in other liabilities and income tax receivable, respectively, partially offset by changes of $16.5 million and $6.4 million in accounts receivable and accounts payable, respectively.

After our net loss of $37.0 million is adjusted to exclude non-cash items, operating activities provided $28.7 million of cash during the twelve months ended December 31, 2013. Significant non-cash items included depreciation and amortization of $129.0 million, stock-based expense of $84.4 million, accretion and amortization on marketable securities of $17.6 million and impairment of intangible assets of $10.2 million. Depreciation and amortization decreased by $12.5 million as compared to the twelve months ended December 31, 2012 as a result of fixed assets that were fully depreciated and disposed of and intangible assets that were fully amortized or impaired in 2013. Stock-based expense decreased by $197.6 million in the twelve months ended December 31, 2013 as compared to the same period of the prior year primarily due to increased forfeiture credits resulting from employee attrition in 2013. Net cash provided by operating activities declined $165.0 million primarily due to changes in our operating assets and liabilities in the twelve months ended December 31, 2013, including a $157.1 million decline in deferred revenue offset by increases in accounts receivable and other assets.

After our net loss of $209.5 million is adjusted to exclude non-cash items, operating activities provided $195.8 million of cash during the twelve months ended December 31, 2012. Significant non-cash items included stock-based expense of $282.0 million, depreciation and amortization of $141.5 million and impairment of intangible assets of $95.5 million. Stock-based expense was composed primarily of employee ZSU and stock option expense and decreased by $318.2 million in the twelve months ended December 31, 2012 as compared to the same period of the prior year due to expense related to ZSU’s in 2011 as a result of our IPO. Depreciation and amortization increased by $46.1 million as compared to the twelve months ended December 31, 2011 as a result of our continued investment in property and equipment, including the purchase of our corporate headquarters building, and business acquisitions. Changes in our operating assets and liabilities used $67.8 million of cash in the twelve months ended December 31, 2012, primarily due to a decrease in deferred revenue offset by increases in accounts receivable, other assets and other liabilities. Changes in operating assets and liabilities provided $77.4 million of cash during the twelve months ended December 31, 2011, primarily due to increases in other liabilities, deferred revenue and accounts payable offset by a decrease in income tax receivable.

Investing Activities

Investing activities used $344.2 million during the twelve months ended December 31, 2014. The primary outflows of cash associated with investing activities was the business acquisition of NaturalMotion for which $391.0 was paid in cash. The primary cash inflows were $47.7 million for the sales and maturities of marketable securities, net of purchases. Capital expenditures were $9.2 million for the twelve months ended December 31, 2014, which mainly related to the investment in hardware and software to support business operations. We expect capital expenditures of approximately $10 million in 2015.

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

Financing Activities

Financing activities provided approximately $15.1 million during the twelve months ended December 31, 2014, the primary inflow of cash was $16.4 million of cash receipts from exercises of employee stock options and employee stock purchase plan.

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

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our amended agreement to expire in June of 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of December 31, 2014, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in 2014, 2013 and 2012.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of December 31, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$28,058
2016	22,753
2017	13,046
2018	11,785
2019 and thereafter	33,964

$109,606

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

Online Game

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Players can pay for our virtual currency using Facebook local currency payments when playing our games through the Facebook platform. On platforms other than Facebook, players purchase our virtual currency and/or virtual goods through various widely accepted payment methods offered in the games, including PayPal, Apple iTunes accounts, Google Wallet, credit cards and direct wires. We also sell existing inventory of game cards that are initially recorded as a customer deposit liability which is included in other current liabilities on the consolidated balance sheet, net of fees retained by retailers and distributors. Upon redemption of a game card in one of our games and delivery of the purchased virtual currency to the player, these amounts are reclassified to deferred revenue. Advance payments from customers that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

We recognize revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the player; the collection of our fees is reasonably assured; and the amount of fees to be paid by the player is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. Accordingly, we categorize our virtual goods as either consumable or durable. The proceeds from the sale of virtual goods are initially recorded in deferred revenue. Consumable virtual goods represent goods that can be consumed by a specific player action. Common characteristics of consumable goods may include virtual goods that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed, which approximates one month. Durable virtual goods represent virtual goods that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game we recognize revenue on the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying players typically play that game.

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our web games, thus allowing us to recognize revenue related to consumable goods upon consumption for our web-based games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual goods and have therefore recorded mobile revenue ratably over the estimated average payer life. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in some existing games, changes in estimates in average paying payer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

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

Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2014 for various games resulted in a decrease in revenue, income from continuing operations and net income of $1.2 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2014.

From July 2010 through the third quarter of 2013, Facebook’s proprietary virtual currency, Facebook Credits, was the primary in-game payment method for our games played on the Facebook platform. Under the terms of our agreement with Facebook, Facebook set the price our players pay for Facebook Credits and collected the funds from the sale of Facebook Credits. Facebook’s stated face value of a Facebook Credit was $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remitted to us $0.07, which is the amount we recognized as revenue. Accordingly, we recognized revenue net of the amounts retained by Facebook related to Facebook Credits transactions because we did not set the pricing of Facebook Credits sold to the players of our games on Facebook. In July 2013, Facebook began to transition payments made on the Facebook platform from Facebook Credits to Facebook’s local currency-based payments program. This transition was completed in the fourth quarter of 2013. Under the terms of our agreement, Facebook remits to us 70% of the price we request to be charged to the game player for each transaction. We recognize revenue net of the amounts retained by Facebook related to Facebook local currency-based payments because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally, we do not receive information from Facebook indicating the amount of such discounts offered to our paying players or regarding the actual cash paid by our players to Facebook. Accordingly, we are unable to determine the gross amount paid by our players to Facebook.

For revenue earned through certain mobile platforms, including Apple iOS and Google Android, we recognize online game revenue based on the gross amount paid by the player because we are the primary obligor and we have the contractual right to determine the price to be paid by the player. We record the related platform and payment processing fees as cost of revenue in the period incurred.

We estimate chargebacks from our third-party web and mobile payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within our games. We generally report our advertising revenue net of amounts retained by advertising networks, agencies, and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser. Certain advertising arrangements that are directly between us and end advertisers are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor and we determine the price.

We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed or determinable, and we have assessed collectability as reasonably assured. Certain branded in-game sponsorships that involve virtual goods are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. Price is determined to be fixed and determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information primarily from third parties. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed.

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

For ZSUs granted prior to the IPO, and for awards subject to performance conditions, we recognize stock-based expense based on grant date fair value using the accelerated attribution method in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the IPO, which are only subject to a service condition, we recognize stock-based expense based on grant date fair value on a ratable basis over the requisite service period for the entire award.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: expected volatility of our Class A common stock, which is based on our peer group in the industry in which we do business; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based expense for future awards may differ materially compared with the awards granted previously. We record stock-based expense for stock options on a ratable basis over the vesting term.

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

For our annual impairment analysis performed in the fourth quarter of 2014, our estimates of fair value were based on the market approach, which estimated the fair value of our reporting unit based on the company’s market capitalization. The result of the impairment analysis showed that the estimated fair value of the Company exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

Impairment of Long-Lived Assets

Long-lived assets, including other intangible assets (excluding indefinite-lived intangible assets), are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying value to the undiscounted future cash flows associated with the related assets. If the future net undiscounted cash flows are less than the carrying value of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying value of the assets to the estimated fair value, using a discounted future cash flow approach, is recorded in the consolidated statements of operations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1—“Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents and marketable securities consist of cash, money market funds, U.S. government debt securities and corporate debt securities. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk. Our available-for-sale investments consist of U.S. government and corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $6.4 million as of December 31, 2014. Such losses would only be realized if we sold the investments prior to maturity.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses incurred outside the United States and denominated in currencies other than the functional currency of the entities in which they are recorded. Accordingly, we are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Chinese Yuan, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change would not have a material impact on our results of operations.

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

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited the accompanying consolidated balance sheets of Zynga Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zynga Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zynga Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 24, 2015

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Zynga Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NaturalMotion, Inc., which is included in the 2014 consolidated financial statements of Zynga Inc. and constituted less than 2% of net and total assets as of December 31, 2014 and less than 4% of revenues for the year then ended. Our audit of internal control over financial reporting of Zynga Inc. also did not include an evaluation of the internal control over financial reporting of NaturalMotion, Inc.

In our opinion, Zynga Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Zynga Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 24, 2015

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$131,303	$465,523
Marketable securities	785,221	659,973
Accounts receivable, net of allowance of $0 at December 31, 2014 and December 31, 2013,	89,611	65,667
Income tax receivable	3,304	6,943
Deferred tax assets	2,765	16,293
Restricted cash	48,047	3,493
Other current assets	22,688	23,507

Total current assets	1,082,939	1,241,399
Long-term marketable securities	231,385	416,474
Goodwill	650,778	227,989
Other intangible assets, net	66,861	18,282
Property and equipment, net	297,919	348,793
Other long-term assets	18,911	26,148

Total assets	$2,348,793	$2,279,085

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,965	$20,973
Other current liabilities	164,150	68,866
Deferred revenue	189,923	186,663

Total current liabilities	369,038	276,502
Deferred revenue	3,882	3,252
Deferred tax liabilities	5,323	—
Other non-current liabilities	74,858	122,060

Total liabilities	453,101	401,814
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital—authorized shares:
2,020,517; shares outstanding: 905,860 shares (Class A, 770,658, Class B, 114,685, Class C, 20,517) as of December 31, 2014 and 832,309 (Class A, 685,554, Class B, 126,238, Class C, 20,517) as of December 31, 2013	3,096,982	2,823,743
Accumulated other comprehensive income (loss)	(29,175)	(1,046)
Accumulated deficit	(1,172,115)	(945,426)

Total stockholders’ equity	1,895,692	1,877,271

Total liabilities and stockholders’ equity	$2,348,793	$2,279,085

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Online game	$537,619	$759,572	$1,144,252
Advertising and other	152,791	113,694	137,015

Total revenue	690,410	873,266	1,281,267
Costs and expenses:
Cost of revenue	213,570	248,358	352,169
Research and development	396,553	413,001	645,648
Sales and marketing	157,364	104,403	181,924
General and administrative	167,664	162,918	189,004
Impairment of intangible assets	—	10,217	95,493

Total costs and expenses	935,151	938,897	1,464,238

Income (loss) from operations	(244,741)	(65,631)	(182,971)
Interest income	3,266	4,148	4,749
Other income (expense), net	8,248	(3,386)	18,647

Income (loss) before income taxes	(233,227)	(64,869)	(159,575)
Provision for (benefit from) income taxes	(7,327)	(27,887)	49,873

Net income (loss)	$(225,900)	$(36,982)	$(209,448)

Net income (loss) per share attributable to common stockholders
Basic	$(0.26)	$(0.05)	$(0.28)

Diluted	$(0.26)	$(0.05)	$(0.28)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	874,509	799,794	741,177
Diluted	874,509	799,794	741,177

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(225,900)	$(36,982)	$(209,448)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(27,522)	(1,586)	(126)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(607)	(436)	740
Net change on unrealized gains (losses) on derivative instruments	—	2,423	(2,423)

Other comprehensive income (loss):	(28,129)	401	(1,809)

Comprehensive income (loss):	$(254,029)	$(36,581)	$(211,257)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	OCI	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount
Balances at December 31, 2011	721,592	$4	$2,426,164	$(282,897)	$362	$(394,094)	$1,749,539
Exercise of stock options	42,285	1	21,446	—	—	—	21,447
Vesting of ZSUs, net	25,649	—	(25,807)	(460)	—	—	(26,267)
Issuance of common stock in connection with business acquisitions	3,208	—	194	—	—	—	194
Cancellation of unvested restricted common stock	(9,814)	—	—	—	—	—	—
Stock-based expense	1,291	—	281,986	—	—	—	281,986
Vesting of common stock following the early exercise of options	—	—	614	—	—	—	614
Repurchase of common stock	(4,962)	—	—	(11,756)	—	—	(11,756)
Tax benefit from stock-based expense	—	—	21,003	—	—	—	21,003
Net loss	—	—	—	—	—	(209,448)	(209,448)
Other comprehensive loss	—	—	—	—	(1,809)	—	(1,809)

Balances at December 31, 2012	779,249	$5	$2,725,600	$(295,113)	$(1,447)	$(603,542)	$1,825,503

Exercise of stock options, warrants, and ESPP	34,020	—	26,115	—	—	—	26,115
Vesting of ZSUs, net	22,914	—	(901)	(486)	—	—	(1,387)
Issuance of common stock in connection with business acquisitions	—	—	—	—	—	—	—
Cancellation of unvested restricted common stock	(502)	—	—	—	—	—	—
Stock-based expense	—	—	84,393	—	—	—	84,393
Vesting of common stock following the early exercise of options	—	—	363	—	—	—	363
Retirement of treasury stock, net of repurchases	(3,372)	—	—	295,599	—	(304,902)	(9,303)
Tax benefit from stock-based expense	—	—	(11,832)	—	—	—	(11,832)
Net loss	—	—	—	—	—	(36,982)	(36,982)
Other comprehensive income	—	—	—	—	401	—	401

Balances at December 31, 2013	832,309	$5	$2,823,738	$—	$(1,046)	$(945,426)	$1,877,271

Balances at December 31, 2013	832,309	$5	$2,823,738	$—	$(1,046)	$(945,426)	$1,877,271
Exercise of stock options, warrants, and ESPP	11,461	—	16,421	—	—	—	16,421
Vesting of ZSUs, net	22,582	—	(429)	(789)	—	—	(1,218)
Issuance of common stock in connection with business acquisitions	39,754	—	131,158	—	—	—	131,158
Cancellation of unvested restricted common stock	(200)	—	—	—	—	—	—
Stock-based expense	—	—	126,856	—	—	—	126,856
Vesting of common stock following the early exercise of options	—	—	341	—	—	—	341
Retirement of treasury stock, net of repurchases	(46)	—	—	789	—	(789)	—
Tax benefit from stock-based expense	—	—	(1,108)	—	—	—	(1,108)
Net loss	—	—	—	—	—	(225,900)	(225,900)
Other comprehensive income	—	—	—	—	(28,129)	—	(28,129)

Balances at December 31, 2014	905,860	$5	$3,096,977	$—	$(29,175)	$(1,172,115)	$1,895,692

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$(225,900)	$(36,982)	$(209,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,894	129,047	141,479
Stock-based expense	129,233	84,393	281,986
(Gain) loss from sales of investments, assets and other, net	(1,610)	8,147	563
Net gain on termination of lease and purchase of building	—	—	(19,886)
Tax benefits (costs) from stock-based awards	(86)	(11,244)	21,652
Excess tax benefits (costs) from stock-based awards	86	11,244	(21,652)
Accretion and amortization on marketable securities	10,061	17,575	17,223
Deferred income taxes	(10,982)	(18,766)	(43,841)
Impairment of intangible assets	—	10,217	95,493
Changes in operating assets and liabilities:
Accounts receivable, net	(16,489)	40,806	34,338
Income tax receivable	5,433	(1,336)	12,976
Other assets	971	3,932	19,908
Accounts payable	(6,393)	(2,325)	(21,312)
Deferred revenue	3,643	(157,090)	(133,640)
Other liabilities	24,628	(48,944)	19,928

Net cash provided by (used in) operating activities	(4,511)	28,674	195,767

Investing activities:
Purchases of marketable securities	(758,509)	(1,074,919)	(1,826,137)
Sales and maturities of marketable securities	806,232	1,244,841	871,744
Purchase of corporate headquarters building	—	—	(233,700)
Acquisition of property and equipment	(9,201)	(7,813)	(98,054)
Business acquisition, net of cash acquired	(392,411)	(18,054)	(205,510)
Proceeds from sale of property and equipment	5,059	3,057	—
Equity method investment	—	—	(10,000)
Restricted cash	—	227	6,979
Other investing activities, net	4,671	137	(2,256)

Net cash provided by (used in) investing activities	(344,159)	147,476	(1,496,934)

Financing activities:
Proceeds from debt, net of issuance costs	—	—	99,780
Taxes paid related to net share settlement of equity awards	(1,216)	(1,387)	(26,307)
Repurchases of common stock	—	(9,302)	(11,756)
Proceeds from employee stock purchase plan and exercise of stock options	16,421	26,115	21,449
Excess tax benefits from stock-based awards	(86)	(11,244)	21,652
Repayment of debt	—	(100,000)	—

Net cash provided by (used in) financing activities	15,119	(95,818)	104,818

Effect of exchange rate changes on cash and cash equivalents	(669)	(758)	(45)
Net increase (decrease) in cash and cash equivalents	(334,220)	79,574	(1,196,394)
Cash and cash equivalents, beginning of period	465,523	385,949	1,582,343

Cash and cash equivalents, end of period	$131,303	$465,523	$385,949

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets, and operates social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

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

Online Game

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Players can pay for our virtual currency using Facebook local currency payments when playing our games through the Facebook platform. On platforms other than Facebook, players purchase our virtual currency and/or virtual goods through various widely accepted payment methods offered in the games, including PayPal, Apple iTunes accounts,

Google Wallet, credit cards and direct wires. We also sell existing inventory of game cards that are initially recorded as a customer deposit liability which is included in other current liabilities on the consolidated balance sheet, net of fees retained by retailers and distributors. Upon redemption of a game card in one of our games and delivery of the purchased virtual currency to the player, these amounts are reclassified to deferred revenue. Advance payments from customers that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

We recognize revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the player; the collection of our fees is reasonably assured; and the amount of fees to be paid by the player is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. Accordingly, we categorize our virtual goods as either consumable or durable. The proceeds from the sale of virtual goods are initially recorded in deferred revenue. Consumable virtual goods represent goods that can be consumed by a specific player action. Common characteristics of consumable goods may include virtual goods that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed, which approximates one month. Durable virtual goods represent virtual goods that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, which represents our best estimate of the average life of durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game we recognize revenue on the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying players typically play that game.

Prior to October 1, 2009, we did not have the data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. Beginning in October 2009, we had sufficient data to separately account for consumable and durable virtual goods in one of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. Since January 2010, we have had this data for substantially all of our web games, thus allowing us to recognize revenue related to consumable goods upon consumption for our web-based games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual goods and have therefore recorded mobile revenue ratably over the estimated average payer life. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in some existing games, changes in estimates in average paying payer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

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

Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2014 for various games resulted in a decrease in revenue, income from continuing operations and net income of $1.2 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2014.

From July 2010 through the third quarter of 2013, Facebook’s proprietary virtual currency, Facebook Credits, was the primary in-game payment method for our games played on the Facebook platform. Under the terms of our agreement with Facebook, Facebook set the price our players pay for Facebook Credits and collected the funds from the sale of Facebook Credits. Facebook’s stated face value of a Facebook Credit was $0.10. For each Facebook Credit purchased by our players and redeemed in our games, Facebook remitted to us $0.07, which is the amount we recognized as revenue. Accordingly, we recognized revenue net of the amounts retained by Facebook related to Facebook Credits transactions because we did not set the pricing of Facebook Credits sold to the players of our games on Facebook. In July 2013, Facebook began to transition payments made on the Facebook platform from Facebook Credits to Facebook’s local currency-based payments program.This transition was completed in the fourth quarter of 2013. Under the terms of our agreement, Facebook remits to us 70% of the price we request to be charged to the game player for each transaction. We recognize revenue net of the amounts retained by Facebook related to Facebook local currency-based payments because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally, we do not receive information from Facebook indicating the amount of such discounts offered to our paying players or regarding the actual cash paid by our players to Facebook. Accordingly, we are unable to determine the gross amount paid by our players to Facebook.

For revenue earned through certain mobile platforms, including Apple iOS and Google Android, we recognize online game revenue based on the gross amount paid by the player because we are the primary obligor and we have the contractual right to determine the price to be paid by the player. We record the related platform and payment processing fees as cost of revenue in the period incurred.

We estimate chargebacks from our third-party web and mobile payment processors to account for potential future chargebacks based on historical data and record such amounts as a reduction of revenue.

Advertising

We have contractual relationships with agencies, advertising brokers and certain advertisers for advertisements within our games. We generally report our advertising revenue net of amounts retained by advertising networks, agencies, and brokers because we are not the primary obligor in our arrangements, we do not set the pricing, and we do not establish or maintain the relationship with the advertiser. Certain advertising arrangements that are directly between us and end advertisers are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor and we determine the price.

We recognize advertising revenue for branded virtual goods and sponsorships, engagement advertisements and offers, mobile advertisements and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed or determinable, and we have assessed collectability as reasonably assured. Certain branded in-game sponsorships that involve virtual goods are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. Price is determined to be fixed and determinable when there is a fixed price in the applicable evidence of the arrangement, which may include a master contract, insertion order, or a third party statement of activity. For branded virtual goods and sponsorships, we determine the delivery criteria has been met based on delivery information primarily from third parties. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed.

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

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate online game revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of hosting and data center costs related to operating our games, including depreciation, consulting costs primarily related to third-party provisioning of customer support services, payment processing fees, licensing fees, salaries, benefits and stock-based expense for our customer support and infrastructure teams. Cost of revenue also includes amortization expense related to purchased technology of $21.4 million, $11.3 million and $38.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash equivalents consist of cash on hand, money market funds, commercial paper, corporate bonds, municipal securities, and U.S. government-issued obligations with maturities of 90 days or less from the date of purchase.

Marketable Securities and Non-Marketable Securities

Marketable securities consist of U.S. government-issued obligations, municipal securities and corporate debt securities. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such determination at each balance sheet date. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes. Realized gains and losses are determined using the specific-identification method and are reflected as a component of other income (expense), net in the consolidated statements of operations when they are realized. When we determine that a decline in fair value is other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss in other income (expense), net. The new cost basis will not be adjusted for subsequent recoveries in fair value. Determination of whether declines in fair value are other than temporary requires judgment regarding the amount and timing of recovery. No such impairments of marketable securities have been recorded in 2014.

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

Other Intangible Assets

Other intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally 12 to 60 months.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts, we may be required to record future impairment charges for acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet. There were no impairment charges in 2014. In 2013, we recorded a $10.2 million impairment charge related to certain games associated with intangible assets previously acquired through various business combinations. In 2012, we recorded a $95.5 million impairment charge related to OMGPOP intangibles.

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

For ZSUs granted prior to the IPO, and for awards subject to performance conditions, we recognize stock-based expense based on grant date fair value using the accelerated attribution method in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. For ZSUs granted after the IPO, which are only subject to a service condition, we recognize stock-based expense based on grant date fair value on a ratable basis over the requisite service period for the entire award.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: expected volatility of our Class A common stock, which is based on our peer group in the industry in which we do business; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over

36 months. The options have a contractual term of 10 years. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based expense for future awards may differ materially compared with the awards granted previously. We record stock-based expense for stock options on a ratable basis over the vesting term.

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

The Company has presented certain items in the income tax footnote net of their respective offsetting items in an effort to provide additional clarity and transparency as to the primary drivers of the income tax provision. The comparative information for prior periods has been adjusted to reflect the impact of this change.

Foreign Currency Transactions

Generally, the functional currency of our international subsidiaries is the U.S. dollar. For these subsidiaries, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, we use the period-end exchange rates to translate assets and liabilities, and the average exchange rates to translate revenues and expenses into U.S. dollars. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term marketable securities, and accounts receivable. Substantially all of our cash, cash equivalents and short-term marketable securities are maintained with two financial institutions with high credit standings. We perform periodic evaluations of the relative credit standing of these institutions.

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

Facebook is a significant distribution, marketing, promotion and payment platform for our social games. A significant portion of our 2014, 2013 and 2012 revenue was generated from players who accessed our games through Facebook. As of December 31, 2014 and December 31, 2013, 22% and 41% of our accounts receivable, respectively, were amounts owed to us by Facebook. Additionally, as of December 31, 2014 and December 31, 2013, 23% and 15% of our accounts receivable, respectively, were amounts owed to us by Apple.

Advertising Expense

Costs for advertising are expensed as incurred. Advertising costs, which are included in sales and marketing expense, primarily consisting of player acquisition costs, totaled $101.7 million, $60.6 million and $102.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

2. Cash and Investments

Cash and investments consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$89,708	$116,102
Money market funds	41,595	349,421

Total cash and cash equivalents	$131,303	$465,523

Marketable securities:
U.S. government and government agency debt securities	$404,982	$333,741
Corporate debt securities	611,624	731,324
Municipal securities	—	11,382

Total	$1,016,606	$1,076,447

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$405,049	$68	$(135)	$404,982
Corporate debt securities	611,950	39	(365)	611,624
Municipal securities	—	—	—	—

Total	$1,016,999	$107	$(500)	$1,016,606

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$333,632	$160	$(51)	$333,741
Corporate debt securities	731,225	356	(257)	731,324
Municipal securities	11,376	6	—	11,382

Total	$1,076,233	$522	$(308)	$1,076,447

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

	December 31, 2014	December 31, 2013
Due within one year	$785,221	$659,973
After one year through three years	231,385	416,474

Total	$1,016,606	$1,076,447

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of December 31, 2014, we had unrealized losses of $0.5 million related to marketable securities that had a fair value of $621.5 million. As of December 31, 2013, we had unrealized losses of $0.3 million related to marketable securities that had a fair value of $240.9 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

	December 31, 2014		December 31, 2013
	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government and government agency debt securities	$222,723	$(135)	$98,787	$(51)
Corporate debt securities	398,777	(365)	142,071	(257)

Total	$621,500	$(500)	$240,858	$(308)

As of December 31, 2014 and 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Contingent consideration represents the estimated fair value of the additional variable consideration payable in connection with our acquisition of Spooky Cool Labs LLC that is contingent upon the achievement of certain performance milestones. The amount payable is contingent upon the achievement of certain performance milestones for each of the twelve month periods ended June 30, 2014 and June 30, 2015. Under the terms of the agreement, the maximum amount that could be earned and payable by us is $100 million. As of December 31, 2014, based on our updated assessment of Spooky Cool’s expected performance, the maximum amount currently achievable and payable by us is $60 million.

We initially estimated the acquisition date fair value of the contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. We update this analysis each quarter based on our updated cash flow projections, discount rates and probability assumptions. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted future cash flows and the timing of those cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses. During the periods ending December 31, 2014 and 2013 we recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $32.7 million and $1.0 million, respectively within research and development expense in our consolidated statements of operations.

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

Level 3—Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities among the three Levels of the fair value hierarchy are as follows (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$41,595	$—	$—	$41,595
U.S. government and government agency debt securities	—	404,982	—	404,982
Corporate debt securities	—	611,624	—	611,624

Total	$41,595	$1,016,606	$—	$1,058,201

Liabilities

Contingent consideration	$—	$—	$44,420	$44,420

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$349,421	$—	$—	$349,421
U.S. government and government agency debt securities	—	333,741	—	333,741
Corporate debt securities(1)	—	731,324	—	731,324
Municipal securities	—	11,382	—	11,382

Total	$349,421	$1,076,447	$—	$1,425,868

Liabilities

Contingent consideration	$—	$—	$11,720	$11,720

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Computer equipment	$141,946	$225,063
Software	31,778	27,668
Land	89,130	89,130
Building	194,574	192,512
Furniture and fixtures	10,616	11,303
Leasehold improvements	9,694	11,695

	477,738	557,371
Less accumulated depreciation	(179,819)	(208,578)

Total property and equipment, net	$297,919	$348,793

Changes in Estimated Life

In the third quarter of 2013, due to changing longer term capacity needs and our focus on driving efficiencies, we changed our estimate of the remaining economic life of certain computer equipment and leasehold improvements in one of our data centers that had a carrying value of $11.9 million as of June 30, 2013 from approximately eleven months to approximately four months. As a result of this change in estimate, we recorded $5.3 million of incremental depreciation expense in 2013, and recorded a gain of $1.5 million within other income (expense) in our consolidated statements of operations upon selling these assets in the fourth quarter of 2013. The net effect of these changes was a $5.3 million decrease in income from operations, a $3.8 million decrease in net income and no impact on reported earnings per share.

In the fourth quarter of 2013, we also changed our estimate of the remaining economic life of certain computer equipment and leasehold improvements in two of our data centers, from approximately ten months to approximately five months. The carrying value of these assets as of September 30, 2013 was $27.1 million and as of December 31, 2013 was $14.6 million. As a result of this change in estimate, we recorded $4.9 million of incremental depreciation expense in the fourth quarter of 2013 resulting in a $4.9 million decrease in income from continuing operations and net income and no impact on reported earnings per share. As a result of the change in the fourth quarter of 2013, we recognized further incremental depreciation of $2.6 million during 2014 resulting in $2.6 million decrease in income from continuing operations and net income and no impact on reported earnings per share.

2012 Acquisition of Corporate Headquarters Building

In April, 2012, we purchased our corporate headquarters building located in San Francisco, California from 650 Townsend Associates, LLC to support the overall growth of our business.

In conjunction with the transaction we recorded a gain of $41.1 million. The gain on the termination of the below-market lease represents the difference between the contractual minimum rental payments owed under our previously-existing leases and the market rates of those same leases. In addition to the gain recognized on the termination of the below-market lease, we recognized a gain of $25.1 million from the write-off of deferred rent liability and we recognized a loss of $46.2 million resulting from the write-off of leasehold improvements, as any value ascribed to these leasehold improvements were reflected in the fair value of the net tangible and intangible assets acquired. These amounts have been included in other income (expense), net in our consolidated statements of operations for the period ending December 31, 2012.

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

5. Acquisitions

On February 11, 2014, we acquired 100% of the outstanding stock of NaturalMotion, a provider of games for mobile phones and tablets domiciled in the U.K. We acquired NaturalMotion to leverage their strong portfolio of technology, assembled workforce and existing mobile games in order to expand and enhance our game offerings particularly on mobile platforms. The acquisition date fair value of the purchase consideration was $522.2 million, which included the following (in thousands):

Fair Value of Purchase Consideration
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

The following table summarizes the preliminary acquisition date fair value of net tangible assets acquired and liabilities assumed from NaturalMotion (in thousands, unaudited):

	Preliminary Estimated Fair Value	Preliminary Estimated Weighted Average Useful Life
Tangible net assets (liabilities) assumed(1)	$1,259	N/A
Intangible assets
Developed technology	59,900	3 years
Branding and trade names	15,000	4.6 years
Goodwill(1)	445,999	N/A

Total	$522,158

(1)	Includes the impact of adjustments to goodwill in the amount of $3.9 million resulting from the preparation of certain tax returns pursuant to our business combinations policy and recorded within the measurement period.

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

The information above provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however, the preliminary measurements of fair value are subject to change including income taxes payable and deferred taxes which may change subject to the completion of certain tax returns.

On the acquisition date, we assumed unvested NaturalMotion employee stock options and exchanged them for options to purchase shares of our Class A Common Stock with a preliminary fair value of $29.7 million. $0.7 million of this value was allocated to purchase consideration and the remaining $29.0 million was allocated to future compensation expense which will be recorded as stock-based expense over the vesting period of the awards. Also on the acquisition date, we granted to continuing employees 11.6 million shares of our Class A Common Stock that vest over a period of three years from the grant date, subject to continued employment with Zynga. The value of these shares on the acquisition date was $53.6 million and will be recorded as stock-based expense over the requisite service period in accordance with the vesting terms. Transaction costs incurred by the Company in connection with the acquisition, including professional fees and transaction taxes, were $6.4 million and are included in our statement of operations for the twelve months ended December 31, 2014.

The amounts of revenue and net loss of NaturalMotion included in the Company’s condensed consolidated statement of operations for the post acquisition period from February 12, 2014 to December 31, 2014 are as follows (unaudited, in thousands):

February 12, 2014 to December 31, 2014
Total revenues	$26,800
Net loss	$74,891

The net loss includes approximately $29.5 million of stock-based expense and $19.7 million related to the amortization of acquired intangibles, net of tax.

The following pro forma financial information summarizes the combined results of operations for the Company and NaturalMotion, which was significant for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal years presented.

The pro forma financial information was as follows (unaudited, in thousands):

	12 Months Ended December 31,
	2014	2013
Total revenues	$698,608	912,880
Net loss	$(233,036)	(96,048)

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

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3—Fair Value.

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

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2012 to December 31, 2014 are as follows (in thousands):

Goodwill—December 31, 2012	$208,955
Additions	20,441
Foreign currency translation adjustments	(1,407)

Goodwill—December 31, 2013	227,989
Additions	450,582
Foreign currency translation adjustments(1)	(23,994)
Goodwill adjustments(2)	(3,799)

Goodwill—December 31, 2014	$650,778

(1)	The decrease is primarily related to translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British pounds.
(2)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets are as follows (in thousands):

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$151,376	$(94,560)	$56,816
Trademarks, branding and domain names	16,292	(7,861)	8,431
Acquired lease intangibles	5,708	(4,094)	1,614

Total	$173,376	$(106,515)	$66,861

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$79,652	$(73,402)	$6,250
Trademarks, branding and domain names	15,199	(5,668)	9,531
Acquired lease intangibles	5,707	(3,206)	2,501

Total	$100,558	$(82,276)	$18,282

These assets were, and continue to be, amortized on a straight-line basis. As of December 31, 2014, the weighted-average remaining useful lives of all identified acquired intangible assets are 2.5 years for developed technology, 1.8 years for trademarks, branding, and domain names, and 3.4 years for acquired lease intangibles. Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 were $24.6 million, $12.2 million and $42.3 million, respectively. As of December 31, 2014, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2015	$27,080
2016	24,710
2017	6,073
2018 and thereafter	2,877

Total	$60,740

7. Income Taxes

Income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(132,281)	$(56,215)	$(41,963)
International	(100,947)	(8,654)	(117,612)

Total	$(233,228)	$(64,869)	$(159,575)

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(132)	$(15,712)	$84,421
State	(16)	(134)	5,431
Foreign	2,777	3,206	3,862

Total current tax expense	2,629	(12,640)	93,714
Deferred:
Federal	(6,888)	(14,357)	(40,331)
State	(353)	(86)	(2,821)
Foreign	(2,715)	(804)	(689)

Total deferred tax expense (benefit)	(9,956)	(15,247)	(43,841)

Provision for (benefit from) income taxes	$(7,327)	$(27,887)	$49,873

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Expected benefit at U.S. federal statutory rate	$(81,630)	$(22,704)	$(55,837)
State income taxes—net of federal benefit	(2,681)	(1,503)	(1,851)
Income taxed at foreign rates	33,417	4,024	48,975
Equity-based compensation	2,865	6,741	29,998
Tax credits	—	(12,389)	—
Tax reserve for uncertain tax positions	19	2,224	45,961
Change in valuation allowance	37,202	14,705	(12,807)
Change in earnings mix	—	(16,306)	—
Impact of change in tax rates	25	(1,530)	(566)
Acquisition costs	2,981	(1,480)	(4,960)
Other	475	331	960

	$(7,327)	$(27,887)	$49,873

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2014 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $17.6 million.

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Tax credit carryforwards	$40,501	$60,745
Net operating loss carryforwards	30,381	14,892
Equity based compensation	28,263	28,164
Accrued expenses	19,406	6,856
Other accrued compensation	6,664	190
State taxes	2,933	2,725
Deferred Rent	2,186	4,620
Charitable contributions	2,047	5,130
Other	1,956	679
Deferred revenue	1,129	5,984
Acquired intangible assets	—	7,183
Valuation allowance	(127,917)	(92,095)

Net deferred tax assets	7,549	45,073

Deferred tax liabilities:
Depreciation	(8,453)	(21,356)
Acquired intangible assets	(1,654)	—

Net deferred tax liabilities	(10,107)	(21,356)

Net deferred taxes	$(2,558)	$23,717

	Year Ended December 31,
	2014	2013
Recorded as:
Current deferred tax assets	$2,765	$16,293
Non-current deferred tax assets	—	7,424
Non-current deferred tax liabilities	(5,323)	—

Net deferred tax assets	$(2,558)	$23,717

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to our history of losses in certain jurisdictions, we believe it is more likely than not that certain federal, state, and foreign deferred tax assets will not be realized as of December 31, 2014. Accordingly, as of December 31, 2014 and December 31, 2013, the Company recorded a valuation allowance of $127.9 million and $92.1 million, respectively, against its net deferred tax assets. The increase in valuation allowance for 2014 is primarily related to current year net operating losses generated and the partial reversal of the deferred tax liability related to fixed assets.

Net operating loss and tax credit carryforwards as of December 31, 2014 are as follows (in thousands):

	Amount	Expiration years
Net operating losses, federal	$316,931	2028 - 2034
Net operating losses, state	$306,100	2017 - 2034
Tax credit, federal	$78,603	2031 - 2034
Tax credits, state	$66,113	2020 - indefinite
Net operating losses, foreign	$59,513	2030 - indefinite
Tax credits, foreign	$55	indefinite

Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. When realized, the amount of net operating loss carryforward that will be recognized as a benefit to additional paid in capital is approximately $470.3 million. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

As of December 31, 2014, the Company had approximately $140.9 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

December 31, 2011	$48,334
Additions based on tax positions related to 2012	51,222
Reductions for tax positions of prior years	(835)

December 31, 2012	98,721

Additions based on tax positions related to 2013	16,414
Additions for tax positions of prior years	18,356

December 31, 2013	133,491

Additions based on tax positions related to 2014	7,738
Additions for tax positions of prior years	171
Reductions for tax positions of prior years	(511)

December 31, 2014	$140,889

If the $140.9 million of unrecognized tax benefits as of December 31, 2014 is recognized, approximately $10.2 million would impact the effective tax rate in the period in which the benefits are recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the balance sheet. We recognize interest and penalties in income tax expense. As of December 31, 2014 and December 31, 2013, the total balance of accrued interest and penalties related to uncertain tax positions was $0.7 million and $0.5 million, respectively.

We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States, United Kingdom, and Ireland. We are subject to examination in these jurisdictions for all years since our inception in 2007. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued escrow for acquisitions	$47,906	$6,122
Contingent consideration liability	44,420	—
Accrued compensation liability	26,113	10,185
Accrued restructuring liability	7,214	6,751
Other current liabilities	38,497	45,808

Total other current liabilities	$164,150	$68,866

Accrued escrow from acquisitions mainly relates to amounts held in escrow under the terms of certain of our acquisition agreements. Contingent consideration liability represents the estimated fair value of additional consideration payable in connection with our acquisition of Spooky Cool. Accrued compensation liability represents employee bonus and other payroll withholding expenses. Accrued restructuring liability represents amounts payable related to our restructuring plans. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

9. Restructuring

During the twelve months ended December 31, 2014, we recorded a total restructuring charge of $24.3 million which was classified within our consolidated statement of operations as follows: Cost of Revenue $1.2 million, Research and Development $9.6 million, Sales and Marketing $1.5 million and General and Administrative $12.0 million.

Q1 2014 Restructuring Plan

During the three months ended March 31, 2014, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force and the closure of certain office and data center facilities as part of an overall plan to better align our cost structure against market opportunities. As a result of this restructuring, we recorded a charge of $27.4 million in the twelve months ended December 31, 2014, which is included in operating expenses in our consolidated statement of operations. The $27.4 million restructuring charge in the twelve months ended December 31, 2014 is comprised of $13.7 million of employee severance costs and $13.7 million related to the closure of certain offices and data center facilities. This restructuring charge does not include the impact of $2.4 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations and the acceleration of unvested stock awards which were recorded in stock-based expense. The remaining liability related to our Q1 2014 restructuring plan as of December 31, 2014 was $10.0 million and is expected to be paid out over the next 2.0 years.

The following table presents the activity for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and the three and twelve months ended December 31, 2014 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended					Twelve Months Ended December 31, 2014
	March 31, 2014	June 30, 2014		September 30, 2014	December 31, 2014
Restructuring liability—beginning of period	$—	$21,036		$14,006	$12,795	$—
Restructuring expense and adjustments	29,894	(2,314	)(1)	308	(518)	27,370
Cash payments	(8,858)	(4,716)		(1,519)	(2,268)	(17,361)

Restructuring liability (Q1 2014 Plan)—end of period	$21,036	$14,006		$12,795	$10,009	$10,009

(1)

A $2.3 million adjustment was recorded in the second quarter of 2014 to reduce our restructuring liability as a result of executing a sublease agreement with a new tenant in a data center facility we had previously vacated in the first quarter of 2014.

Other Plans

The following table presents the activity for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and the three and twelve months ended December 31, 2014 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended					Twelve Months Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Restructuring liability—beginning of period	$13,561	$9,813	$8,128	$7,011		$13,561
Restructuring expense and adjustments	(239)	44	(21)	(2,873	)(1)	(3,089)
Cash payments	(3,509)	(1,729)	(1,096)	(1,281)		(7,615)

Restructuring liability (2013 Plans)—end of period	$9,813	$8,128	$7,011	$2,857		$2,857

(1)

A $2.9 million adjustment was recorded in the fourth quarter of 2014 to reduce our restructuring liability as a result of executing a sublease agreement with a new tenant in a data center facility we had previously vacated in the fourth quarter of 2013.

The remaining liability of $2.9 million is expected to be paid out over the next 2.8 years.

10. Stockholders’ Equity

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

Stock Repurchases

In October 2012, our board of directors authorized a $200 million stock repurchase program. We initiated purchases under this program in December 2012. In 2012 and 2013 we repurchased an aggregate of 5.0 million shares and 3.4 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.36 per share and $2.74 per share for a total of $11.8 million and $9.3 million, respectively. We did not repurchase any shares in 2014. The total amount repurchased under the plan was $21.1 million. The program expired on October 31, 2014.

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

The following table presents the weighted-average grant date fair value of stock options and the related assumptions used to estimate the fair value in our consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
Expected term, in years	5	7	6
Risk-free interest rates	1.31%	2.05%	0.67%
Expected volatility	56%	49%	62%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$3.44	$1.82	$1.58

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$4,623	$468	$12,116
Research and development	83,673	61,931	200,640
Sales and marketing	5,927	8,079	24,684
General and administrative	35,010	13,915	44,546

Total stock-based expense	$129,233	$84,393	$281,986

As of December 31, 2014, total unamortized stock-based compensation relating to ZSUs amounted to $202.4 million over a weighted-average recognition period of 2.7 years.

Shares granted in 2014 included 1.1 million performance-based ZSUs granted as part of our executive compensation plan with vesting that was dependent on the achievement of certain 2014 annual performance metrics in addition to the passage of time. We recorded $2.2 million of stock-based expense related to this plan in the twelve months ended December 31, 2014.

In connection with the 2014 employee bonus program, the company recognized $2.4 million of stock based compensation expense during the 12-month period ending December 31, 2014. This amount was accrued based on certain performance criteria and the passage of time and recognized as a liability based on the estimated fair value as of the reporting date. Upon settlement, according to the conditions specified in the agreement, approximately 1.1 million shares would be issued for an estimated total liability of $2.9 million based upon Company’s closing stock price as of December 31, 2014 of $2.66.

As of December 31, 2014, total unrecognized stock-based expense of $41.0 million and $45.0 million related to unvested stock options and restricted shares of common stock, respectively, is expected to be recognized over a weighted-average recognition period of approximately 2.37 and 2.01 years, respectively.

The following table shows stock option activity for the year ended December 31, 2014 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2013	41,081	$2.07	$83,089	7.02
Granted	13,363	2.41
Forfeited and cancelled	(6,076)	3.19
Exercised	(8,908)	1.13

Balance as of December 31, 2014	39,460	$2.22	$47,347	6.74

As of December 31, 2014
Exercisable options	20,213	$0.79	$39,349	5.10
Vested and expected to vest	34,160	$1.68	$46,367	6.44

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $25.1 million, $85.9 million, and $222.4 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2014, 2013, and 2012 was $6.6 million, $12.8 million, and $7.6 million, respectively.

The following table shows a summary of ZSU activity for the year ended December 31, 2014 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2013	66,997	$4.96	$254,589
Granted	53,218	3.32
Vested	(22,957)	5.34
Forfeited and cancelled	(27,375)	4.81

Unvested as of December 31, 2014	69,883	$3.64	$185,889

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our Board in September 2011 and by our stockholders in November 2011 and amended in August 2012. On December 31, 2014, the maximum number of shares of our Class A common stock that were authorized to be issued under our 2011 ESPP was 47.8 million shares. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or 25,000,000 shares.

Our 2011 ESPP permits participants to purchase shares of our Class A common stock through payroll deductions up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock on the first day of an offering or on the date of purchase. The ESPP offers a twelve-month look-back. The ESPP contains an automatic reset feature such that if the fair market value of our Class A common stock has decreased from the original offering date, the offering will automatically terminate and all participants will be re-enrolled in the new, lower-priced offering. Participants may end their participation at any time during an offering and will be refunded their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment.

As of December 31, 2014, there were $3.0 million of employee contributions withheld by the Company. In 2014, the Company recognized $2.7 million of stock-based expense related to the 2011 ESPP.

Common Stock Reserved for Future Issuance

As of December 31, 2014, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2014
Stock options outstanding	39,460
ZSUs outstanding	69,883
2011 Equity Incentive Plan	75,430
2011 Employee Stock Purchase Plan	47,785

232,558

Accumulated Other Comprehensive Income (loss)

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of December 31, 2012	$327	$649	$(2,423)	$(1,447)
Other comprehensive income before reclassifications	(1,586)	(488)	2,423	349
Amounts reclassified from accumulated other comprehensive income	—	52	—	52

Net current-period other comprehensive income	(1,586)	(436)	2,423	401

Balance as of December 31, 2013	$(1,259)	$213	$—	$(1,046)

Other comprehensive income before reclassifications	(27,522)	(615)	—	(28,137)
Amounts reclassified from accumulated other comprehensive income	—	8	—	8

Net current-period other comprehensive income	(27,522)	(607)	—	(28,129)

Balance as of December 31, 2014	$(28,781)	$(394)	$—	$(29,175)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2014			2013			2012
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
BASIC:
Net income (loss) attributable to common stockholders	$(189,732)	$(30,869)	$(5,300)	$(29,082)	$(6,951)	$(949)	$(109,643)	$(94,007)	$(5,798)
Weighted-average common shares outstanding	734,493	119,499	20,517	628,947	150,330	20,517	387,995	332,665	20,517

Basic net income (loss) per share	$(0.26)	$(0.26)	$(0.26)	$(0.05)	$(0.05)	$(0.05)	$(0.28)	$(0.28)	$(0.28)

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(189,732)	$(30,869)	$(5,300)	$(29,082)	$(6,951)	$(949)	$(109,643)	$(94,007)	$(5,798)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(5,300)	—	—	(949)	—	—	(5,798)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(30,869)	—	—	(6,951)	—	—	(94,007)	—	—

Net income (loss) attributable to common stockholders-diluted	$(225,900)	$(30,869)	$(5,300)	$(36,982)	$(6,951)	$(949)	$(209,448)	$(94,007)	$(5,798)

Weighted-average common shares outstanding-basic	734,493	119,499	20,517	628,947	150,330	20,517	387,995	332,665	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	119,499	—	—	150,330	—	—	332,665	—	—

Weighted-average common shares outstanding-diluted	874,509	119,499	20,517	799,794	150,330	20,517	741,177	332,665	20,517

Diluted net income (loss) per share	$(0.26)	$(0.26)	$(0.26)	$(0.05)	$(0.05)	$(0.05)	$(0.28)	$(0.28)	$(0.28)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	42,454	61,154	86,054
Warrants	—	579	695
Restricted shares	12,624	4,203	14,185
ZSUs	59,141	63,794	71,290

Total	114,219	129,730	172,224

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, primarily for data center space. As of December 31, 2014, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$28,058
2016	22,753
2017	13,046
2018	11,785
2019 and thereafter	33,964

$109,606

Rent expense on operating leases for facilities, excluding data center hosting expense, for the years ended December 31, 2014, 2013 and 2012 totaled $4.5 million, $7.3 million, and $11.2 million, respectively.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement (“Credit Agreement”) which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our amended agreement to expire in June of 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of December 31, 2014, we have not drawn down any amounts under the credit facility and are in compliance with these covenants.

Other Purchase Commitments

We have entered into several service contracts for hosting of data systems and payment processing. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of December 31, 2014, are as follows (in thousands):

Year ending December 31:
2015	$8,302
2016	4,659
2017	1,145

$14,106

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

The lead plaintiff filed a First Amended Complaint on March 31, 2014. The First Amended Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between February 14, 2012 and July 25, 2012. The First Amended Complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company filed a motion to dismiss the First Amended Complaint on May 2, 2014, and briefing on the motion was completed in June 2014. On September 15, 2014, the court issued an order vacating the previously scheduled hearing and taking the motion under submission.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements in connection with an April 2012 secondary offering of Class A common stock. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a motion to stay the action and a demurrer arguing that the complaint should be dismissed because the court lacks jurisdiction over the claims. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above. On September 29, 2014, the court issued orders denying a motion to continue the stay of the action and overruling a demurrer arguing that the complaint failed to state a cause of action. On October 15, 2014, the defendants filed a petition in the California Court of Appeal seeking review of the denial of the motion to stay and of the trial court’s ruling that it had jurisdiction to hear the claims. On January 29, 2015, the Court of Appeal denied defendants’ petition. On February 11, 2015, the court granted plaintiff’s request for voluntary dismissal of the action with prejudice as to the named plaintiff’s claims and without prejudice as to the claims of any other members of the proposed class.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the defendants filed motions to dismiss the amended complaint and a motion to stay discovery while the motions to dismiss were pending. On November 14, 2014, the court denied the motion to dismiss brought by Zynga and the directors and granted the motion to dismiss brought by the underwriters who had been named as defendants.

Although it is reasonably possible that our assessment of the possibility of loss could change in the near term due to one or more confirming events, the Company believes it has meritorious defenses in the above securities class actions and will vigorously defend these actions. Furthermore, given that we are in the early stages of the litigation process, we are unable to estimate the range of potential loss, if any.

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

On April 2, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-VCN. On October 21, 2014, the court endorsed a stipulation among the parties staying the action until the earlier of December 9, 2014, or thirty days after a decision on the motion to dismiss the First Amended Complaint in the federal securities class action. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. Briefing on the motion to stay or dismiss is ongoing and is scheduled to continue through April 17, 2015.

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

On March 16, 2012, Spear & Sons Limited (“Spear”) filed suit against the Company and Zynga UK Limited before the Paris Civil Court (Tribunal de Grande Instance), claiming that the Company’s Words with Friends game infringed Spear’s copyright and trademark in relation to its Scrabble game, as well as committed acts of commercial poaching. Spear sought damages and an injunction barring the Company from offering the Words with Friends game for sale in France. On May 30, 2012, the Company entered an appearance in the action and challenged the court’s jurisdiction to hear the alleged claims. The court ruled that it would consider whether it had jurisdiction to hear the claims before considering any substantive claims. On October 11, 2012, the court ruled that it did have jurisdiction to hear the claims. On October 31, 2012, the Company filed a notice of appeal regarding the issue of jurisdiction, and the court stayed the lower-court action pending the appeal. On October 18, 2013, the appellate court affirmed the lower court’s denial of the Company’s jurisdictional challenge. On March 7, 2014, the Company filed a further appeal regarding jurisdiction to the French supreme court. The Company expected a ruling from the supreme court on this issue in mid to late 2015.

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

In December 2014, prior to the court’s ruling, the Company reached a settlement with Spear and its affiliates that resolved the legal proceedings.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue	Year Ended December 31,
	2014	2013	2012
United States	$426,906	$519,819	$757,299
All other countries(1)	263,504	353,447	523,968

Total revenue	$690,410	$873,266	$1,281,267

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net	Year Ended December 31,
	2014	2013	2012
United States	$294,708	$345,598	$459,906
All other countries	3,211	3,195	6,168

Total property and equipment, net	$297,919	$348,793	$466,074

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

We acquired NaturalMotion, Inc. in February 2014 and as permitted by SEC guidance, we excluded this entity from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Revenue associated with this entity was less than 4% of consolidated revenue for the period from February 12, 2014 to December 31, 2014. Total and net assets of NaturalMotion are less than 2% of consolidated total and net assets as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
Year Ended December 31, 2014	$—	—	$—	$—
Year Ended December 31, 2013	$160	—	$(160)	$—
Year Ended December 31, 2012	$163	—	$(3)	$160

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	S-1/A	333-175298	3.2	11/17/2011

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011	S-1/A	333-175298	10.1	8/11/2011

10.2+	Zynga Inc. 2007 Equity Incentive Plan	S-1/A	333-175298	10.2	12/2/2011

10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011

10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011

10.5+	Zynga Inc. 2011 Equity Incentive Plan	S-1/A	333-175298	10.4	11/17/2011

10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011

10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	333-35375	10.3	5/8/2012

10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013

10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan	S-1/A	333-175298	10.20	12/2/2011

10.10+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011

10.11+	Zynga Inc. Non-Employee Director Compensation Policy	10-Q	001-35375	10.1	11/6/2014

10.12+	Zynga Inc. Change in Control Severance Benefit Plan	S-1/A	333-175298	10.23	11/17/2011

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13+	Offer Letter between Zynga Inc. and Don A. Mattrick, dated June 30, 2013	8-K	001-35375	10.1	7/3/2013

10.14+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Pincus, dated November 16, 2011	S-1/A	333-175298	10.10	11/17/2011

10.15+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Vranesh, dated October 25, 2011	S-1/A	333-175298	10.24	11/17/2011

10.16+	Offer Letter between Zynga Inc. and Clive Downie, dated October 21, 2013	10-K	001-35375	10.16	2/21/2014

10.17+	Offer letter between Zynga Inc. and Devang Shah, dated December 4, 2013	10-K	001-35375	10.17	2/21/2014

10.18+	Offer letter between Zynga Inc. and David Lee, dated April 7, 2014	8-K	001-35375	10.1	4/10/2014

10.19†	Developer addendum by and between Facebook, Inc. and Zynga Inc, dated May 14, 2010 and Amendment No.1 to Developer Addendum, dated October 13, 2011	S-1/A	333-175298	10.15	11/17/2012

10.20†	Amendment No. 2 to Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated April 25, 2012	10-Q	001-35375	10.1	7/30/2012

10.21#	Amendment No. 3 to Developer Addendum by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc., Zynga Game Ireland Limited and Zynga Luxembourg S.àr.L, dated November 28, 2012	10-K	001-35375	10.30	02/25/2013

10.22†	Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated December 26, 2010	S-1/A	333-175298	10.16	11/4/2011

10.23†	Amendment No. 1 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated June 12, 2012	10-Q	001-35375	10.2	7/30/2012

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24†	Amendment No. 2 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated July 2, 2012	10-Q	001-35375	10.3	7/30/2012

10.25#	Amendment No. 3 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc. and Zynga Game Ireland Limited, dated November 28, 2012	10-K	001-35375	10.34	02/25/2013

10.26	Warrant to Purchase Class B Common Stock, dated July 31, 2009, issued to Allen & Company LLC.	S-1/A	333-175298	10.18	7/18/2011

10.27	Amended and Restated Revolving Credit Agreement, dated as of July 21, 2011 and amended and restated as of June 20, 2013, among Zynga Inc., as Borrower, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-35375	10.1	6/24/2013

10.28	Office Lease by and between Chip Factory Commercial LLC and Zynga Inc., dated January 2008; Amendment to Lease, dated November 1, 2008; and Amendment to Lease, dated February 1, 2011	S-1/A	333-175298	10.22	8/11/2011

10.29	2013 Compensation Information for Executive Officers	8-K	001-35375		4/4/2013

21.1	List of subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema Document

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and will be provided separately to the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2015.

ZYNGA INC.

By:	/s/ David Lee
David Lee Chief Financial Officer and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Lee and Devang Shah, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus Mark Pincus	Chairman of the Board	February 24, 2015

/s/ Don A. Mattrick Don A. Mattrick	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015

/s/ David Lee David Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015

/s/ John Doerr John Doerr	Director	February 24, 2015

/s/ Regina E. Dugan Regina E. Dugan	Director	February 24, 2015

/s/ William “Bing” Gordon William “Bing” Gordon	Director	February 24, 2015

/s/ Stanley J. Meresman Stanley J. Meresman	Director	February 24, 2015

/s/ Sunil Paul Sunil Paul	Director	February 24, 2015

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	February 24, 2015