Form 10-Q
period 2015-03-31
ZYNGA INC
filed 2015-05-07
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35375

Zynga Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1733483
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Eighth Street
San Francisco, CA	94103
(Address of principal executive offices)	(Zip Code)

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

As of April 15, 2015, there were 784,963,014 shares of the Registrant’s Class A common stock outstanding, 114,380,134 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future spend, including spend on R&D and marketing and our future margins;

•	our future operational plans, use of cash, strategies and prospects;

•	the breadth and depth of our games slate for 2015 and the success of this slate, including the success of the recently launched Empires & Allies;

•	our planned launch of mobile first games and new features for existing games, including our planned launch of 6-8 games in 2015;

•	our ability to grow mobile bookings in 2015;

•	our cost structure and cost reduction plan and estimated savings and charges, including our reduction in workforce, cost reduction measures and plan to lower discretionary spend;

•	the closure of our China studio;

•	our ability to accelerate execution, drive profitability and nurture creativity and innovation while reducing costs and lowering discretionary spend;

•	our ability to execute against our strategy and deliver long term value to our shareholders, employees and players;

•	our ability to accurately forecast our upcoming game launches and bookings and revenue related to upcoming game launches and the performance of our existing games;

•	our relationship and/or agreements with key licensing partners, additional platform providers or any other key partners;

•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner and the success of these games and features;

•	our ability to sustain and expand key games to sustain and grow audiences, bookings and engagement, including our top franchises: Zynga Casino, Words, Farm and Racing;

•	our ability to renew our existing brand, technology and content licenses as they expire and secure new licenses for top brands;

•	the process of integrating NaturalMotion Limited’s (“NaturalMotion’s”) operations into our operations, including but not limited to our expected ability to expand our creative pipeline, accelerate our growth on mobile and deliver hit NaturalMotion games in 2015;

•	the effectiveness of our marketing program and initiatives and our ability to obtain game featuring from partners;

•	our strategy of backing proven teams to develop or expand our game offerings in the five content categories where we are focused, the timely launch of our games in these categories and the success of these games;

•	our relationship with Facebook, changes in the Facebook platform and/or changes in our agreement with Facebook;

•	our relationship with Apple, Google and other Android platform providers, changes to the Android or iOS platforms and /or changes in our agreements with Apple, Google and/or other Android platform providers;

•	our ability to attract and retain key employees in light of business challenges, including employees key to franchise games and planned launches and senior management;

•	the impact of changes in management, new hires and other organizational changes and roles on our organization;

•	our ability to efficiently deploy employees and leverage our teams and talent, including shifting resources when necessary to prioritize more important projects;

•	our ability to use data analytics to improve our player experience, gameplay and monetization;

•	our ability to manage new IP costs;

•	competition in our industry;

•	maintaining technology infrastructure and employees that can efficiently and reliably handle increased player usage, changes in mobile devices and game platforms, fast load times and the rapid deployment of new features and products;

•	our ability to anticipate and address technical challenges that may arise;

•	our ability to protect our players’ information and adequately address privacy concerns;

•	our ability to maintain reliable security services and infrastructure to protect against security breaches, computer malware and hacking attacks;

•	market opportunity in the social gaming market, including the mobile market and advertising market and our ability to capitalize on and contribute to this market opportunity;

•	our ability to successfully monitor and adapt to changes in gaming platform and consumer demand as the industry continues to evolve;

•	our ability to develop, identify, market and launch hit games and new features and content for our existing games in a timely manner;

•	the ability of our games to generate revenue and bookings for significant period of time after launch and the timing for market acceptance of new games;

•	attrition or decline in existing games, including franchise games;

•	our ability to utilize, protect, defend and enforce our intellectual property;

•	our exposure to intellectual property disputes and other litigation;

•	our exposure to illegitimate credit card activity and other security risks, including sales or purchases of virtual goods used in our games through unauthorized or illegitimate third-party websites;

•	our ability to manage risks, costs and other challenges associated with international expansion;

•	the impact of laws and regulations on our business;

•	our evaluation of new business opportunities and acquisitions by us, including integration of newly acquired businesses;

•	changes in corporate strategy or management;

•	our ability to understand industry trends, such as seasonality, and position our business to take advantage of these trends; and

•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses, including our estimated savings and charges associated with our restructuring efforts.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Factors that could cause or contribute to such differences include, but are not limited to, those described in the section titled “Risk Factors.” Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$217,455	$131,303
Marketable securities	732,985	785,221
Accounts receivable, net of allowance of $0 at March 31, 2015 and December 31, 2014	79,521	89,611
Income tax receivable	4,502	3,304
Deferred tax assets	924	2,765
Restricted cash	48,098	48,047
Other current assets	28,800	22,688

Total current assets	1,112,285	1,082,939
Long-term marketable securities	148,411	231,385
Goodwill	633,511	650,778
Other intangible assets, net	57,678	66,861
Property and equipment, net	288,027	297,919
Other long-term assets	16,117	18,911

Total assets	$2,256,029	$2,348,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,028	$14,965
Other current liabilities	108,576	164,150
Deferred revenue	176,479	189,923

Total current liabilities	301,083	369,038
Deferred revenue	1,443	3,882
Deferred tax liabilities	6,406	5,323
Other non-current liabilities	73,959	74,858

Total liabilities	382,891	453,101
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares:
2,020,517 shares outstanding: 913,797 shares (Class A, 778,792, Class B, 114,488, Class C, 20,517) as of March 31, 2015 and 905,860 (Class A, 770,658, Class B, 114,685, Class C, 20,517) as of December 31, 2014	3,143,285	3,096,982
Accumulated other comprehensive income (loss)	(51,350)	(29,175)
Accumulated deficit	(1,218,797)	(1,172,115)

Total stockholders’ equity	1,873,138	1,895,692

Total liabilities and stockholders’ equity	$2,256,029	$2,348,793

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Online game	$147,963	$132,270
Advertising and other	35,330	35,750

Total revenue	183,293	168,020
Costs and expenses:
Cost of revenue	57,622	53,504
Research and development	107,520	97,584
Sales and marketing	31,839	29,853
General and administrative	40,381	57,336

Total costs and expenses	237,362	238,277

Income (loss) from operations	(54,069)	(70,257)
Interest income (expense), net	794	870
Other income (expense), net	8,359	1,125

Income (loss) before income taxes	(44,916)	(68,262)
Provision for (benefit from) income taxes	1,580	(7,079)

Net income (loss)	$(46,496)	$(61,183)

Net income (loss) per share:
Basic	$(0.05)	$(0.07)

Diluted	$(0.05)	$(0.07)

Weighted average common shares used to compute net income (loss) per share:
Basic	898,344	850,148
Diluted	898,344	850,148

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$(46,496)	$(61,183)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(22,613)	5,253
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	438	(127)

Other comprehensive income (loss)	(22,175)	5,126

Comprehensive income (loss)	$(68,671)	$(56,057)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income (loss)	$(46,496)	$(61,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,722	25,344
Stock-based expense	41,462	28,326
(Gain) loss from sales of investments, assets and other, net	(6,056)	382
Tax benefits from stock-based awards	—	436
Excess tax benefits from stock-based awards	—	(436)
Accretion and amortization on marketable securities	2,087	2,786
Deferred income taxes	998	(7,935)
Changes in operating assets and liabilities:
Accounts receivable, net	10,090	(3,388)
Income tax receivable	(1,198)	135
Other assets	(7,687)	(5,292)
Accounts payable	1,063	(8,597)
Deferred revenue	(15,883)	(6,909)
Other liabilities	(43,104)	12,085

Net cash provided by (used in) operating activities	(47,002)	(24,246)

Investing activities:
Purchases of marketable securities	(101,091)	(174,729)
Sales and maturities of marketable securities	234,555	233,626
Acquisition of property and equipment	(2,112)	(1,234)
Business acquisition, net of cash acquired	—	(390,993)
Proceeds from sale of property and equipment	—	4,935
Proceeds from sale of equity method investment	10,507	—
Other investing activities, net	—	200

Net cash provided by (used in) investing activities	141,859	(328,195)

Financing activities:
Taxes paid related to net share settlement of equity awards	(1,008)	(455)
Proceeds from employee stock purchase plan and exercise of stock options	3,390	9,509
Excess tax benefits from stock-based awards	—	436
Acquisition related contingent consideration payment	(10,790)	—

Net cash provided by (used in) financing activities	(8,408)	9,490

Effect of exchange rate changes on cash and cash equivalents	(297)	(119)
Net increase (decrease) in cash and cash equivalents	86,152	(343,070)
Cash and cash equivalents, beginning of period	131,303	465,523

Cash and cash equivalents, end of period	$217,455	$122,453

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets, and operates online social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S., as well as various international office locations in Canada, Asia and Europe.

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2015, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014, the interim consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods during the three months ended March 31, 2015 for various games resulted in an increase in revenue and income from continuing operations of $4.5 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recorded $3.1 million of revenue and income from continuing operations in the three months ended March 31, 2015 due to changes in our estimated average life of durable goods for games that will be discontinued as there is no further service obligation after the closure of these games. These changes in estimates resulted in a $0.01 per share impact on our reported earnings per share for the first quarter of 2015.

Accounting Policy Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. In April 2015, the FASB issued an exposure draft to delay the effective date by one year. Under the proposal, the standard would be effective the first quarter of 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$343,394	$99	$(43)	$343,450
Corporate debt securities	537,957	145	(156)	537,946

Total	$881,351	$244	$(199)	$881,396

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$405,049	$68	$(135)	$404,982
Corporate debt securities	611,950	39	(365)	611,624

Total	$1,016,999	$107	$(500)	$1,016,606

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

March 31, 2015
Due within one year	$732,985
After one year through three years	148,411

Total	$881,396

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of March 31, 2015, we had unrealized losses of $0.2 million related to marketable securities that had a fair value of $351.4 million. As of December 31, 2014, we had unrealized losses of $0.5 million related to marketable securities that had a fair value of $621.5 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of March 31, 2015 and December 31, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisition of Spooky Cool Labs LLC (“Spooky Cool Labs”). The amount payable is contingent upon the achievement of certain performance milestones for each of Spooky Cool Labs’ fiscal years ended June 30, 2014 and June 30, 2015. In the first quarter of 2015, we executed an amended agreement with Spooky Cool Labs. Under the terms of the amended agreement, the maximum amount payable by us is $58.8 million, which includes $53.8 million of contingent consideration and $5.0 million related to bonuses. We recorded $9.4 million of expense within research and development in our consolidated statement of operations and paid $53.8 million in the first quarter of 2015 to fully settle the contingent consideration liability balance related to Spooky Cool Labs. The remaining $5.0 million for bonuses will be paid on or before June 30, 2015.

We initially estimated the acquisition date fair value of the contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$120,529	$—	$—	$120,529
U.S. government and government agency debt securities	—	343,450	—	343,450
Corporate debt securities	—	537,946	—	537,946

Total	$120,529	$881,396	$—	$1,001,925

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$41,595	$—	$—	$41,595
U.S. government and government agency debt securities	—	404,982	—	404,982
Corporate debt securities	—	611,624	—	611,624

Total	$41,595	$1,016,606	$—	$1,058,201

Liabilities:

Contingent consideration	$—	$—	$44,420	$44,420

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Computer equipment	$142,702	$141,946
Software	31,855	31,778
Land	89,130	89,130
Building	194,574	194,574
Furniture and fixtures	10,747	10,616
Leasehold improvements	9,683	9,694

	478,691	477,738
Less accumulated depreciation	(190,664)	(179,819)

Total property and equipment, net	$288,027	$297,919

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2014 to March 31, 2015 are as follows (in thousands):

Goodwill – December 31, 2014	$650,778
Foreign currency translation adjustments (1)	(19,926)
Goodwill adjustments (2)	2,659

Goodwill – March 31, 2015	$633,511

(1)	The decrease is primarily related to translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British pounds.
(2)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired (assumed) and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets as of March 31, 2015 are as follows (in thousands):

	March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$148,138	$(99,784)	$48,354
Trademarks, branding and domain names	16,292	(8,393)	7,899
Acquired lease intangibles	5,707	(4,282)	1,425

Total	$170,137	$(112,459)	$57,678

The details of our acquisition-related intangible assets as of December 31, 2014 are as follows (in thousands):

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$151,376	$(94,560)	$56,816
Trademarks, branding and domain names	16,292	(7,861)	8,431
Acquired lease intangibles	5,708	(4,094)	1,614

Total	$173,376	$(106,515)	$66,861

These assets were, and continue to be, amortized on a straight-line basis. As of March 31, 2015, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2015	$19,286
2016	23,703
2017	5,808
2018 and thereafter	2,761

Total	$51,558

6. Income Taxes

The expense from income taxes increased by $8.7 million in the first quarter of 2015 as compared to the same period of the prior year. This increase was primarily attributable to an increase in foreign tax expense of $0.8 million related to a change in our jurisdictional mix of earnings and the tax benefit recorded in the first quarter of 2014 of $7.8 million related the release of the valuation allowance associated with the 2013 Federal research and development tax credit.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued escrow for acquisitions	$47,906	$47,906
Contingent consideration liability	—	44,420
Accrued compensation liability	15,151	26,113
Accrued restructuring liability	6,457	7,214
Accrued accounts payable	19,219	17,542
Other current liabilities	19,843	20,955

Total other current liabilities	$108,576	$164,150

Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and revenue sharing arrangements.

8. Restructuring

During the three months ended March 31, 2015, we recorded a total restructuring charge of $3.5 million which was classified within our consolidated statement of operations under General and Administrative.

Q1 2015 Restructuring Plan

During the three months ended March 31, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force and closure of the Beijing, China office as part of the overall plan to reduce the Company’s long term cost structure. As a result of this restructuring, we recorded a charge of $3.2 million in the three months ended March 31, 2015, which is included in operating expenses in our consolidated statement of operations. The $3.2 million restructuring charge in the three months ended March 31, 2015 is comprised of $2.3 million of employee severance costs and $0.9 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.1 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations. The remaining liability related to our Q1 2015 restructuring plan as of March 31, 2015 was $0.3 million and is expected to be paid by June 30, 2015.

The following table presents the activity for the three months March 31, 2015 related to the Q1 2015 restructuring plan (in thousands):

Three Months Ended
March 31, 2015
Restructuring liability - beginning of period	$—
Restructuring expense and adjustments	3,241
Cash payments	(2,911)

Restructuring liability (Q1 2015 Plan) - end of period	$330

Q1 2014 Restructuring Plan

The following table presents the activity for the three months March 31, 2015 related to the Q1 2014 restructuring plan (in thousands):

Three Months Ended
March 31, 2015
Restructuring liability - beginning of period	$10,009
Restructuring expense and adjustments	189
Cash payments	(2,116)

Restructuring liability (Q1 2014 Plan) - end of period	$8,082

The remaining liability of $8.1 million is expected to be paid out over the next 1.8 years.

Other Plans

The following table presents the activity for the three months ended March 31, 2015 related to all other remaining historical restructuring plans from prior years (in thousands):

Three Months Ended
March 31, 2015
Restructuring liability - beginning of period	$2,857
Restructuring expense and adjustments	31
Cash payments	(931)

Restructuring liability (2013 Plan) - end of period	$1,957

The remaining liability of $2.0 million is expected to be paid out over the next 2.6 years.

9. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$1,072	$1,279
Research and development	28,317	18,416
Sales and marketing	1,519	1,458
General and administrative	10,554	7,173

Total stock-based expense	$41,462	$28,326

The following table shows stock option activity for the three months ended March 31, 2015 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2014	39,460	$2.22	$47,347	6.74
Granted	—	—
Forfeited and cancelled	(1,598)	3.29
Exercised	(550)	0.30

Balance as of March 31, 2015	37,312	$2.20	$50,028	6.50

The following table shows a summary of ZSU activity for the three months ended March 31, 2015 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
		Fair	Unvested
	Shares	Value	ZSUs
Unvested as of December 31, 2014	69,883	$3.64	$185,889
Granted	4,709	2.33
Vested	(6,274)	4.79
Forfeited and cancelled	(5,834)	3.07

Unvested as of March 31, 2015	62,484	$3.48	$178,079

The following table shows a summary of changes in accumulated other comprehensive income by component for the three months ended March 31, 2015 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2014	$(28,781)	$(394)	$(29,175)
Other comprehensive income (loss) before reclassifications	(22,613)	453	(22,160)
Amounts reclassified from accumulated other comprehensive income	—	(15)	(15)

Net current-period other comprehensive income (loss)	(22,613)	438	(22,175)

Balance as of March 31, 2015	$(51,394)	$44	$(51,350)

10. Net Income (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2015			2014
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(39,525)	$(5,909)	$(1,062)	$(50,782)	$(8,924)	$(1,477)
Weighted-average common shares outstanding	763,658	114,169	20,517	705,627	124,004	20,517

Basic net income (loss) per share	$(0.05)	$(0.05)	$(0.05)	$(0.07)	$(0.07)	$(0.07)

DILUTED:
Net income (loss) attributable to common stockholders	$(39,525)	$(5,909)	$(1,062)	$(50,782)	$(8,924)	$(1,477)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,062)	—	—	(1,477)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(5,909)	—	—	(8,924)	—	—

Net income (loss) attributable to common stockholders-diluted	$(46,496)	$(5,909)	$(1,062)	$(61,183)	$(8,924)	$(1,477)

Weighted-average common shares outstanding-basic	763,658	114,169	20,517	705,627	124,004	20,517
Conversion of Class C to Class A common shares	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares	114,169	—	—	124,004	—	—

Weighted-average common shares outstanding-diluted	898,344	114,169	20,517	850,148	124,004	20,517

Diluted net income (loss) per share	$(0.05)	$(0.05)	$(0.05)	$(0.07)	$(0.07)	$(0.07)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	38,798	42,027
Restricted shares	11,129	9,081
ZSUs	68,127	58,817

Total	118,054	109,925

11. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of March 31, 2015, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$19,043
2016	23,638
2017	14,292
2018	13,074
2019	13,234
2020 and thereafter	21,918

$105,199

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of March 31, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

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

The lead plaintiff filed a First Amended Complaint on March 31, 2014. The First Amended Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between February 14, 2012 and July 25, 2012. The First Amended Complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. On March 25, 2015, the Court issued an order denying the defendants’ motion to dismiss the First Amended Complaint. On April 21, 2015, the defendants requested leave to file a motion for reconsideration of that order. On April 24, 2015, the plaintiffs opposed the motion. On April 28, 2015, the Court denied the defendants’ motion. A case management conference is scheduled for June 12, 2015.

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. The parties have requested that the stay remain in effect pending a ruling on the motion to stay or dismiss the derivative action pending in Delaware Chancery Court (discussed below).

Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. The parties have requested that the stay remain in effect pending a ruling on the motion to stay or dismiss the derivative action pending in Delaware Chancery Court (discussed below).

A derivative action was also filed in the United States District Court for the District of Delaware. The plaintiff in the District of Delaware action voluntarily dismissed the action on November 19, 2012.

On April 2, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-VCN. On October 21, 2014, the court endorsed a stipulation among the parties staying the action until the earlier of December 9, 2014, or thirty days after a decision on the motion to dismiss the First Amended Complaint in the federal securities class action. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. Briefing on the motion to stay or dismiss is ongoing and is scheduled to continue through May 15, 2015.

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

12. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue
	Three Months Ended
	March 31,
	2015	2014
United States	$117,540	$99,105
All other countries (1)	65,753	68,915

Total revenue	$183,293	$168,020

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net
	March 31,	December 31,
	2015	2014
United States	$285,074	$294,708
All other countries	2,953	3,211

Total property and equipment, net	$288,027	$297,919

13. Subsequent Events

Changes in Executive Officers

On April 8, 2015, Don Mattrick resigned as Chief Executive Officer. The Board appointed Mark Pincus, Zynga’s Chairman of the Board, as Zynga’s Chief Executive Officer. Mr. Pincus is our Founder and had previously served as Zynga’s Chief Executive Officer from April 2007 to July 2013. In addition, he served as Chief Product Officer from April 2007 to April 2014 and has served as Chairman of the Board since April 2007.

On April 19, 2015, Clive Downie resigned as Chief Operating Officer.

On May 6, 2015, we announced a cost reduction plan expected to generate pre-tax savings of approximately $100 million, excluding an estimated $18 million to $22 million pre-tax restructuring charge in the second quarter of 2015. As part of the plan, we expect to complete a reduction of approximately 18% of our current workforce across our studios, including contractors, and implement additional cost reduction measures, including lowering costs and eliminating spend on outside and centralized services. We expect the workforce reduction to be complete in the fourth quarter of 2015 and generate approximately $45 million in annualized savings. We expect the reduction in centralized services costs and spend to be complete by the third quarter of 2016 and generate approximately $55 million in annualized savings. All savings estimates exclude restructuring charges.

This cost reduction plan could negatively impact our ability to attract, hire and retain key employees, which is critical to our ability to grow our business and execute on our business strategy. In addition, our cost-cutting measures could negatively impact our business including delaying the introduction of new games and/or disrupting live services. For more information on risks, please see the section titled “Risk Factors”.

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

Overview

We are a leading social game developer with approximately 100 million average MAUs for the three months ended March 31, 2015. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

In 2015, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the three months ended March 31, 2015 and 2014 we estimate that we generated 63% and 36% of our bookings, respectively, from mobile platforms while 33% and 52% of our bookings, respectively, were generated from the Facebook platform. Facebook is still the largest single distribution, marketing, promotion and payment platform for our games and we generate a significant portion of our revenue through the Facebook platform. For the three months ended March 31, 2015 and 2014, we estimate that 59% and 31% of our revenue, respectively, was generated through mobile platforms, while 37% and 59% of our revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

For all payment transactions in our games under Facebook’s local currency-based payments model, Facebook remits to us an amount equal to 70% of the price we requested to be charged to our players.

On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including PayPal, Apple iTunes accounts, Google Wallet and credit cards.

Advertising and other. Advertising revenue primarily includes branded virtual goods and sponsorships, engagement ads and offers, mobile and display ads and other. We generally report our advertising revenue net of amounts due to advertising agencies and brokers. Other revenue includes software licensing and maintenance related to technology acquired in our acquisition of NaturalMotion as well as licensing of our brands.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$183,293	$168,020
Change in deferred revenue	(15,883)	(6,662)

Bookings	$167,410	$161,358

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted for provision for (benefit from) income taxes; other income (expense), net; interest income (expense), net; gain (loss) from significant legal settlements; restructuring expense, net; depreciation and amortization; impairment of intangible assets; stock-based expense; contingent consideration fair value adjustments; acquisition-related transaction expenses, and change in deferred revenue. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(46,496)	$(61,183)
Provision for (benefit from) income taxes	1,580	(7,079)
Other income (expense), net	(8,359)	(1,125)
Interest income (expense), net	(794)	(870)
Restructuring expense, net	3,461	29,655
Depreciation and amortization	17,722	25,344
Contingent consideration fair value adjustment	9,400	1,280
Acquisition-related transaction expenses	—	6,160
Stock-based expense	41,462	28,326
Change in deferred revenue	(15,883)	(6,662)

Adjusted EBITDA	$2,093	$13,846

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of durable virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income (expense) net, which includes foreign exchange gains and losses and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired, contingent consideration fair value adjustments, acquisition-related transaction expenses or restructuring expense;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings and adjusted EBITDA along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

Key Operating Metrics

We manage our business by tracking several operating metrics: “DAUs,” which measure daily active users of our games, “MAUs,” which measure monthly active users of our games, “MUUs,” which measure monthly unique users of our games, “MUPs,” which measure monthly unique payers in our games, and “ABPU,” which measures our average daily bookings per average DAU, each of which is recorded by our internal analytics systems. The numbers for these operating metrics are calculated using internal company data based on tracking of user account activity. We also use information provided by third parties, including third party network logins provided by platform providers, to help us track whether a player logged in under two or more different user accounts is the same individual. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity and systems may impact these numbers.

DAUs. We define DAUs as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. We use information provided by third parties to help us identify individuals who play the same game to reduce this duplication. However, because we do not always have the third party network login data to link an individual who has played under multiple user accounts, a player may be counted as multiple DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period. We use DAUs as a measure of audience engagement.

MAUs. We define MAUs as the number of individuals who played one of our games in the 30-day period ending with the measurement date. Under this metric, an individual who plays two different games in the same 30-day period is counted as two MAUs. We use information provided by third parties to help us identify individuals who play the same game to reduce this duplication. However, because we do not always have the third party network login data to link an individual who has played under multiple user accounts, a player may be counted as multiple MAUs. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. We use MAUs as a measure of total game audience size.

MUUs. We define MUUs as the number of individuals who played one or more of our games, which we were able to verify were played by the same individual in the 30-day period ending with the measurement date. An individual who plays more than one of our games in a given 30-day period would be counted as a single MUU to the extent we can verify that the games were played by the same individual. However, because we do not always have the third party network login data necessary to link an individual who has paid under multiple user accounts in a given 30-day period, an individual may be counted as multiple MUUs. Because many of our players play more than one game in a given 30-day period, MUUs are always equal to or lower than MAUs in any given time period. Average MUUs for a particular period is the average of the MUUs at each month end during that period. We use MUUs as a measure of total audience reach across our network of games.

MUPs. We define MUPs as the number of individuals who made a payment at least once during the applicable 30-day period through a payment method for which we can quantify the number of individuals, including payers from certain mobile games. MUPs does not include individuals who use certain payment methods for which we cannot quantify the number of unique payers. However, because we do not always have the third party network login data necessary to link an individual who has paid under multiple user accounts in a 30-day period, a player who has paid using multiple user accounts may be counted as multiple MUPs. MUPs are presented as an average of the three months in the applicable quarter. We use MUPs as a measure of the number of individuals who made payments across our network of games during a 30-day period.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014 Revised (1)	2014 As Reported
	(users and payers in millions)
Average DAUs	25	28	28
Average MAUs	100	119	123
Average MUUs (2)	73	79	86
Average MUPs (2)	1.1	1.3	1.4
ABPU	$0.076	$0.064	$0.063

(1)	For comparative purposes, DAUs, MAUs, MUUs, MUPs and ABPU for the three months ended March 31, 2014 have been revised to reflect the updated definitions for our key operating metrics to reduce duplication.
(2)	MUUs and MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUUs and MUPS.

Average DAUs, MAUs and MUUs declined when comparing the three months ended March 31, 2015 and 2014. The declines in users for our existing games have exceeded the contribution to these metrics from newer titles including FarmVille 2: Country Escape and the inclusion of a full quarter versus a partial quarter of NaturalMotion mobile users. ABPU increased in the first quarter of 2015 compared to the first quarter of 2014 due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Mar 31, 2015	Dec 31, 2014 Revised (1)	Sep 30, 2014 Revised (1)	Jun 30, 2014 Revised (1)	Mar 31, 2014 Revised (1)
Average monthly unique payer bookings (in thousands) (2)	$41,352	$41,323	$43,739	$44,844	$39,073
Average MUPs (in millions) (3)	1.1	1.0	1.2	1.4	1.3
Monthly unique payer bookings per MUP (4)	$38	$41	$38	$32	$31

	For the Three Months Ended:
	Dec 31, 2014 As Reported	Sep 30, 2014 As Reported	Jun 30, 2014 As Reported	Mar 31, 2014 As Reported
Average monthly unique payer bookings (in thousands) (2)	$41,323	$43,739	$44,844	$39,073
Average MUPs (in millions) (3)	1.1	1.3	1.7	1.4
Monthly unique payer bookings per MUP (4)	$37	$33	$27	$27

(1)	For comparative purposes, average MUPs for 2014 have been revised to reflect the updated definitions for our key operating metrics to eliminate known instances of duplication of unique individuals who play on different social networks or platforms. As a result, monthly unique payer bookings per MUP have also been revised for 2014.
(2)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising and NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja).
(3)	MUPs exclude payers of NaturalMotion legacy games as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUPs.
(4)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs. This calculation excludes MUP data for NaturalMotion legacy games.

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

Recent Developments

•	Game Launches. We expanded our Words franchise with the worldwide launch of Words On Tour in January 2015 on the App Store for iPhone, iPad and iPod touch, and on Google Play. In the first quarter 2015, we also entered into the mobile Action Strategy and mobile Match 3 categories with the geo-lock launches of Dawn of Titans, Empires & Allies and FarmVille: Harvest Swap.

•	Restructuring. In the first quarter of 2015, we implemented a restructuring plan intended to reduce the Company’s long term cost structure. The restructuring plan included a reduction in workforce and the closure of the Beijing, China office. In total, we recorded a charge of $3.2 million in the three months ended March 31, 2015 related to this plan.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Facebook, Apple’s App store for iOS and the Google Play App Store for Android devices. Virtual goods for our games are purchased through the payment processing systems of these platform providers. To date, we have generated a significant portion of our bookings, revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. We are generating an increasing portion of our bookings, revenue and players through the Apple App store and Google Play App Store and expect that this trend will continue as we launch more games for mobile devices. Facebook, Apple and Google generally have the discretion to change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.064 in the three months ended March 31, 2014 to $0.076 in the three months ended March 31, 2015 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In addition to employee attrition, we have also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. For example, in the first quarter of 2015, we implemented a restructuring plan that included a work force reduction. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees, which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of revenue for those periods:

	Three Months Ended
	March 31,
	2015	2014
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	31	32
Research and development	59	58
Sales and marketing	17	18
General and administrative	22	34

Total costs and expenses	129	142

Income (loss) from operations	(29)	(42)
Interest income	1	1
Other income (expense), net	5	1

Income (loss) before income taxes	(23)	(40)
Provision for (benefit from) income taxes	1	(4)

Net income (loss)	(24%)	(36%)

Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue by type:
Online game	$147,963	$132,270	12%
Advertising and other	35,330	35,750	(1%)

Total revenue	$183,293	$168,020	9%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total revenue increased $15.3 million in the first quarter of 2015, as compared to the same period of the prior year. Bookings increased by $6.1 million in the first quarter of 2015, compared to the same period of the prior year. ABPU increased from $0.064 in the first quarter of 2014 to $0.076 in the first quarter of 2015, while average DAUs decreased from 28 million in the first quarter of 2014 to 25 million in the first quarter of 2015 and average MUPs decreased from 1.3 million in the first quarter of 2014 to 1.1 million in the first quarter of 2015.

Online game revenue increased $15.7 million in the first quarter of 2015 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from FarmVille 2: Country Escape and Hit It Rich! Slots in the amounts of $23.0 million and $20.4 million, respectively. Online game revenue increased for FarmVille 2: Country Escape as the game was launched in April 2014, while online game revenue increased for Hit It Rich! Slots as the game did not launch on all platforms and devices until May 2014. The overall increases in online game revenue were partially offset by a decreases in online game revenue from FarmVille 2, FarmVille, Zynga Poker (web), and Ayakashi in the amounts of $10.3 million, $7.6 million, $4.6 million and $4.2 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the remaining net decrease of $1.0 million.

The increase in online game revenue in the first quarter of 2015 is also attributable to changes in estimated average durable life of virtual goods. During the three months ended March 31, 2015, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from continuing operations of $4.5 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable goods resulted in an increase of revenue of $4.6 million. We also recognized $3.1 million of revenue and income from continuing operations in the three months ended March 31, 2015 due to changes in our estimated average life of durable goods for games that will be discontinued as there is no further service obligation after the closure of these games. These changes in estimates resulted in a $0.01 per share impact on our reported earnings per share for the first quarter of 2015.

International revenue as a percentage of total revenue was 36% in the first quarter of 2015 and 41% in the first quarter of 2014, respectively.

In the three months ended March 31, 2015, FarmVille 2, Zynga Poker, FarmVille 2: Country Escape and Hit It Rich! Slots were our top revenue-generating games and comprised 20%, 19%, 16% and 15%, respectively, of our online game revenue for the period. In the three months ended March 31, 2014, FarmVille 2, Zynga Poker and FarmVille were our top revenue-generating games and comprised 30%, 24% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 40% of online game revenue in the first quarter of 2015 and 34% of online game revenue in the first quarter of 2014. Durable virtual goods accounted for 60% of online game revenue in the first quarter of 2015 and 66% of online game revenue in the first quarter of 2014. The estimated weighted average life of durable virtual goods was 10 months in the first quarter of 2015 compared to 12 months in the first quarter of 2014.

Advertising and other revenue decreased $0.4 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to an $12.1 million decrease in licensing revenue driven by the final licensing payment from a strategic partner in the first quarter of 2014, a $0.5 million decrease in in-game sponsorships and a $0.3 million decrease in in-game offers, engagement ads and other advertising revenue, offset by a $12.5 million increase in in-game display ads as a result of better optimization on mobile platforms.

Cost of revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$57,622	$53,504	8%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Cost of revenue increased $4.1 million in the first quarter of 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $11.9 million increase in payment processing fees from bookings generated from mobile payment processors and a $3.9 million increase in royalty expense for licensed intellectual property, offset by a $6.5 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $2.2 million decrease in hosting and data center costs due to lower data usage, a $1.2 million decrease in restructuring expense and a $0.9 million decrease in customer service expense which is in line with the discontinuance of certain games.

Research and development

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Research and development	$107,520	$97,584	10%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Research and development expenses increased $9.9 million in the first quarter of 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $9.9 million increase in stock-based expense due to higher forfeiture credits in the prior year and additional expense recognized for grants related to the NaturalMotion acquisition in February 2014 and $9.4 million of expense recorded in the first quarter of 2015 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs, offset by a $9.3 million decrease in restructuring expense.

Sales and marketing

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Sales and marketing	$31,839	$29,853	7%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Sales and marketing expenses increased $2.0 million in the first quarter of 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $2.9 million increase in marketing expense due to higher mobile player acquisition costs, offset by $1.5 million decrease in restructuring expense.

General and administrative

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
General and administrative	$40,381	$57,336	(30%)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

General and administrative expenses decreased $17.0 million in the first quarter of 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $14.2 million decrease in restructuring expense and a $6.2 million decrease in third party consulting expense due to lower acquisition related costs, offset by a $3.4 million increase in stock-based expense due to higher forfeiture credits in the prior year.

Other income (expense), net

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Other income (expense), net	$8,359	$1,125	NM

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Other income (expense) net increased by $7.2 million in the first quarter 2015 as compared to the same period of the prior year. The increase was primarily attributed to a $7.0 million increase in other income related to the sale of an equity investment in the first quarter of 2015.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$1,580	$(7,079)	NM

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The expense from income taxes increased by $8.7 million in the first quarter of 2015 as compared to the same period of the prior year. This increase was primarily attributable to an increase in foreign tax expense of $0.8 million related to a change in our jurisdictional mix of earnings and the tax benefit recorded in the first quarter of 2014 of $7.8 million related the release of the valuation allowance associated with the 2013 Federal research and development tax credit.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(2,112)	$(1,234)
Depreciation and amortization	17,722	25,344
Cash flows provided by (used in) operating activities	(47,002)	(24,246)
Cash flows provided by (used in) investing activities	141,859	(328,195)
Cash flows provided by (used in) financing activities	(8,408)	9,490

As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $1.10 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities.

Operating Activities

After our net loss of $46.5 million is adjusted to exclude non-cash items, operating activities used $47.0 million of cash during the three months ended March 31, 2015. Significant non-cash items included stock-based expense of $41.5 million and depreciation and amortization of $17.7 million. Changes in our operating assets and liabilities used $56.7 million in cash for the three months ended March 31, 2015 primarily due to a $33.6 million payment to settle the contingent consideration liability for Spooky Cool Labs (the remaining payment to settle the full contingent consideration liability is included in financing activities and net loss in the amounts of $10.8 million and 9.4 million, respectively).

Investing Activities

Investing activities provided $141.9 million during the three months ended March 31, 2015. The primary inflows of cash were due to $133.5 million of sales and maturities of marketable securities, net of purchases and $10.5 million from the sale of an equity method investment.

Financing Activities

Financing activities used approximately $8.4 million during the three months ended March 31, 2015. The primary outflow of cash was due to a $10.8 million payment to settle the contingent consideration liability for Spooky Cool Labs (the remaining payment to settle the full contingent consideration liability is included in changes in operating liabilities and net loss in the amounts of $33.6 million and $9.4 million, respectively).

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our amended agreement to expire in June of 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of March 31, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2015 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of March 31, 2015, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$19,043
2016	23,638
2017	14,292
2018	13,074
2019	13,234
2020 and thereafter	21,918

$105,199

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2014. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition

•	Income taxes

•	Business combinations

•	Stock-based expense

•	Goodwill and indefinite-lived intangible assets

•	Impairment of long-lived assets

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a more complete discussion of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 11 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the quarter-ended December 31, 2014.

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.*

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We recently launched Empires & Allies and expect to launch several additional games in 2015, including Dawn of Titans, CSR2 and a new mobile slots title from the Hit it Rich! team. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. As our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase. We may also encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced a delay in the introduction of Looney Tunes Dash! which had a negative impact on our financial results for the fourth quarter of 2014. We also recently announced that we will exit the Sports category to focus efforts on five categories: Action Strategy, Social Casino, Invest & Express, Casual and Racing.

In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market mobile games to our existing web-based players, mobile players and new players without excess cost;

•	achieve viral organic growth;

•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with, and take advantage of feature sets for new releases of mobile phones and other devices;

•	expand and enhance games after their initial release;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize our games;

•	maintain a quality social game experience;

•	provide a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players;

•	release games compatible with an increasingly diverse set of mobile devices;

•	compete successfully against a large and growing number of existing market participants;

•	minimize and quickly resolve bugs or outages; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

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

We are also a relatively new entrant in the mobile game market and, as a result have a relatively short history in developing and launching mobile games. As a result of this we may have difficulty predicting the development schedule of a new game and forecasting bookings for a game. If launches are delayed and we are unable to monetize mobile games in the manner that we forecast, our ability to grow revenue and our financial performance will be negatively impacted.

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

We previously announced that we would launch six to ten new mobile games, including games in new categories in 2015. We recently revised this estimate to six to eight new mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on five categories: Action Strategy, Social Casino, Invest & Express, Casual and Racing. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games on schedule or our games do not monetize well, our business, revenue and bookings will be negatively impacted.

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

In particular, it is difficult to predict when bookings from one of our games will begin to decline, the decay rate for any particular game, which is the speed at which the popularity and player usage for a game declines and the commercial success of our new games. Our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods than we expect to meet our quality standards. For example, our experience in 2014 launches has caused us to extend soft launch periods for our games during 2015, which results in a delay in significant bookings for the games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

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

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. We previously announced that we would launch six to ten new mobile games, including games in new categories in 2015. We recently revised this estimate to six to eight new mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on five categories: Action Strategy, Social Casino, Invest & Express, Casual and Racing. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended March 31, 2015, we had approximately 1.1 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available and excluding NaturalMotion legacy games), who represent approximately one percent of our total players during the three months ended March 31, 2015. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 16% percent from 119 million in the first quarter of 2014 to 100 million in the first quarter of 2015. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

A large portion of our business is dependent upon, and our bookings and revenues are derived from, the Facebook platform, and Facebook in many cases has the unilateral ability to interpret its policies and terms and conditions for applications and developers.*

Facebook is currently the largest single distribution, marketing, promotion and payment platform for our games. To date, we have derived a significant portion of our bookings (33% in the three months ended March 31, 2015) and revenue (37% in the three months ended March 31, 2015) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform.

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

Facebook recently introduced a new version of its developer platform and we must migrate our games to that platform by a certain date. We have made the decision not to migrate multiple games to the new platform, which has impacted and will continue to impact our web based bookings and revenue in 2015. If we are unable to timely and effectively migrate the remainder of our games to the new Facebook platform, or develop new games that work with this platform our players may lose access to games or features or otherwise encounter a negative gaming experience, resulting in reduced bookings and revenue. In addition, when we do migrate games to the new platform, the new platform may change the way developers can interact with users or how Facebook users can share information with friends. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

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

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers, which in many cases have the unilateral ability to interpret their policies and terms and conditions for applications and developers.*

Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are distributed on these platforms and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the first quarter of 2015, 63% of our bookings were generated through mobile platforms. We are subject to the standard policies and terms of service of these third party platforms, which govern the promotion, distribution and operation of games on the platform and can be changed by the platform providers, in their sole discretion, at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

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

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.*

On May 6, 2015 we announced a restructuring, including a reduction in headcount of approximately 18% of our global workforce, including contractors, and on February 12, 2015 we announced that we were closing our studio in Beijing China. In 2013 and 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business.

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

In addition, our cost-cutting measures could negatively impact our business including but not limited by, delaying the introduction of new games, features or events, interrupting live services, impairing our control environment, delaying introduction of new technology, impacting our ability to react nimbly to game or technology issues, or impacting employee retention and morale.

Apple’s new requirement that all new applications submitted to the Apple App Store must include 64-bit support, which is scheduled to become effective in 2015, could harm our business.

As of February 1, 2015, all new applications that were submitted to the Apple App Store must include 64-bit support and be built with the iOS 8 software development kit, with certain exceptions. Games that are currently live must include 64-bit support and be updated by an update built with the iOS 8 software development kit by June 1, 2015. Depending on date of submissions, games built on the Unity game engine (“Unity”) may be given until June to comply with the update requirements. We are currently adapting our games to support 64-bit and be built with the iOS 8 software development kit. This involves significant development and expense and may cause the anticipated release date for some or all of our games currently under development to be pushed out, which would negatively impact our revenues in 2015 and potentially beyond. In addition, due to the significant expense involved in supporting 64-bit development, we might decide not to continue updating certain of our existing games that we otherwise would have continued to update, which would cause the revenues that we generate from these games to decline more quickly than they otherwise would have. Furthermore, building our games to support 64-bit development will increase the file size of our games, which could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

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

The social game industry, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of the social game industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the social game industry, many of which are beyond our control, including:

•	our ability to extend our brand and games to mobile platforms and the timing and success of such mobile game launches;

•	continued worldwide growth in the adoption and use of Facebook and other social networks on which our platform relies;

•	our ability to maintain the popularity of our games on Facebook, iOS, Android and other platforms;

•	the transition of our players from the web to mobile devices, and our ability to effectively monetize games on mobile devices and across multiple platforms and devices;

•	our ability to maintain technological solutions and employee expertise to rapidly respond to continuous changes in mobile platforms and mobile devices;

•	our ability to maintain technological solutions and employee expertise to rapidly respond to changes in consumer demand for games on new gaming platforms;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of mobile devices, broadband Internet and personal computer users, and the rate of any such growth; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

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

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, but some elements of this system are operated by third parties that we do not control and which would require significant time and potential expense to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We have suffered interruptions in service when releasing new software versions or bug fixes for specific games in the past and if any such interruption were significant it could harm our business or reputation. We expect to continue to maintain our technology infrastructure to maintain and improve our player experience and game performance. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

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

Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•	significant competition from other game companies as the social game industry consolidates;

•	the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

•	under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;

•	risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Our international operations are subject to increased challenges and risks” elsewhere in this Quarterly Report on Form 10-Q;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses;

•	in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for a product that has not met expectations;

•	our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•	liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business and operating results. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. (“OMGPOP”) and we recorded an asset impairment charge of $95.5 million.

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

Paying players purchase virtual goods in our games because of the perceived value of these goods, which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted if one of our platform providers offers discounted local currency or other incentives to our players, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $209 million in 2012, a net loss of $37 thousand in 2013 and a net loss of $226 million in 2014. As of March 31, 2015, we had an accumulated deficit of $1.2 billion.

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

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.*

The numbers of our DAUs, MAUs, MUPs, and ABPU are calculated using metrics tracked by our internal analytics systems based on tracking activity of user accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and factors relating to user activity and systems may impact these numbers. The calculation of these metrics and examples of how user activity and our systems may impact the calculation of the metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

As we transition our business to focus on mobile products, there is more likelihood of having difficulty calculating these metrics. As described under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics,” we have recently updated our calculation of these metrics to take into account our business’s transition to mobile and we rely on the veracity of data provided by individuals and reported by third parties to calculate our metrics and eliminate duplication of data. The recent update to our calculation methodology resulted in a reduction in our as reported DAUs, MAUs, MUUs. MUPs and ABPU for 2014. These metrics are disclosed under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

We are unable to distinguish whether a player of a legacy NaturalMotion game is also a player of a Zynga game. As a result of this we exclude NaturalMotion players from our calculation of MUU to avoid potential double counting. This issue has been resolved for future NaturalMotion releases, so players of new games released by NaturalMotion in 2015 and beyond will be included in our MUU calculations.

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

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We have seen significant turnover in our management team in the first half of 2015. Our Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology and the continued retention of the remaining senior management team is important to our transition. We do not have employment agreements, other than offer letters, with our senior management team and we do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our Chief Executive Officer or other members of senior management could harm our business.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2015, approximately 33% of our employees had been with us for less than one year and approximately 51% for less than two years.

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

Our core values of focusing on our players first and acting for the long term may conflict with the short-term interests of our business.*

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long term, even if our decision negatively impacts our operating results in the short term. For example, we recently announced that we would exit the Sports category. In early 2013, we decided to discontinue development of certain games that were originally expected to be released in, and then meaningfully contribute to bookings for, the second quarter of 2013, in order to focus on games with the potential of becoming franchise games that drive long-term enterprise value. Although these discontinued games may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. In the future, we could make decisions to balance the number of advertisements we show in games based on consumer reaction to advertising. This type of decision may increase consumer satisfaction and decrease bookings in the short-term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

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

We are not participating in the real money gaming market at this time and, if we elect to participate in this market, our efforts may not be successful.*

Our agreement with Bwin.Party Digital Entertainment plc (“bwin.party”) to develop, test and operate certain real money online poker and casino games in the United Kingdom ended in February of 2015 and we sunsetted our real money gaming (RMG) offerings ZyngaPlusPoker and ZyngaPlusCasino in the United Kingdom. Our RMG products in the United Kingdom did not produce any material revenue.

We are not currently participating in global RMG markets and, in 2013 we decided to withdraw our application from the Nevada Gaming Control Board. We may evaluate from time to time possible participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot provide assurance that we will be able to obtain a license in a timely fashion or that we will be able to obtain a license at all.

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

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to expand our international operations in the future by expanding our offerings in new languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. For example, we recently announced that we are closed our office in Beijing, China because its recent game launches and product localization initiatives did not meet expectations. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players, which may affect the game-playing experience and may lead players to stop playing our games.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of March 31, 2015, we had $1.0 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 5– “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.*

We regard the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the United States and in certain locations outside the United States. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works through increased copyright filings and our brands through increased trademark and other filings. Likewise, we may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced or licensed. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

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

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

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

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See the section titled “Legal Matters” included in Note 11 – “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our games to our players, or require us to modify our games, thereby harming our business.*

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the violation of data privacy laws have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce, U.S. Congress, and various State Attorneys General are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has proposed reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices.

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

In this area many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. In January 2014, the Federal Trade Commission announced a settlement with Apple related to in-app purchases made by minors. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Moreover, in the areas of privacy, information security, data protection, consumer protection and protection of minors, foreign laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to data protection, and have imposed legal obligations on companies in this regard. Any failure on our part to comply with laws in these areas hacker may subject us to significant liabilities.

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

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, regulation of currency and banking institutions unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business. In addition, some concern has been expressed in Europe, Australia and in certain other jurisdictions that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

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

We are subject to the terms of service of third party social networks and platforms such as Facebook, Apple and Google, where our games are distributed, which may limit our ability to operate or promote our network. For example, under the current terms of service with Facebook, we are limited in our ability to use a Facebook user’s friends list and Facebook’s communication channels to promote our network. This may limit our ability to reach Facebook users from our network and may limit the number of players that use our network.

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

Our strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives, including RMG, may adversely affect our reputation, business, financial condition and results of operations. We are not currently participating in RMG, but we may evaluate from time to time possible participation in global RMG markets. We believe RMG could have risks that are different than those associated with other new initiatives. In particular, RMG is subject to stringent, complicated and rapidly changing licensing and regulatory requirements. Regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability, or the ability of any entity with which we may partner in the future, to enter into or succeed in RMG. Becoming familiar with and complying with these requirements will increase our costs and subject our business to greater scrutiny by regulators in many different jurisdictions. If our brand becomes associated with RMG we may lose current players, advertisers or partners or have difficulty attracting new players, advertisers or partners, which could adversely impact our business.

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

We have not drawn down on our credit agreement (as defined in this Quarterly Report on Form 10-Q), but if we do use this as a source of funds it may limit our ability to take various actions, including incur indebtedness, grant liens, merge with or consolidate with another entity, dispose of all or substantially all assets and pay dividends or make distributions. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement also requires us to maintain compliance with a capitalization ratio and maintain a minimum cash balance. A breach of any of the covenants contained in our credit agreement could result in an event of default under the agreement and would allow our lenders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and our other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 64% of the total voting power of our outstanding capital stock as of March 31, 2015. As a result, Mr. Pincus has significant influence over the management and affairs of the company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2015 and March 31, 2014, the stock price of our Class A common stock has ranged from $2.20 to $4.66. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters” included in Note 11 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

If the existing holders of our Class B common stock particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vest in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of February 11, 2015, 3,040,086 of these options had vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

Certain holders of our Class B common stock are also entitled to rights with respect to the registration of such shares under the Securities Act of 1933 pursuant to an investors’ rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price of our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our Class A common stock in the public market, following the release of lock-up agreements, the filing of additional registration statements, or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

None

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNGA INC.
Date: May 7, 2015	By:	/s/ David Lee David Lee Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/04/2011

10.1+	Non-Employee Director Compensation Policy	10-Q	001-35375	10.1	11/07/2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.