Form 10-Q
period 2015-06-30
ZYNGA INC
filed 2015-08-07
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, there were 789,734,170 shares of the Registrant’s Class A common stock outstanding, 114,013,905 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future spend, including spend on R&D and marketing and our future margins;

•	our future operational plans, use of cash, strategies and prospects;

•	the breadth and depth of our games slate for 2015 and the success of this slate, including the success of the recently launched Empires & Allies and FarmVille: Harvest Swap;

•	our planned launch of mobile first games and new features for existing games, including our planned launch of 6 games in 2015;

•	our ability to grow mobile bookings in 2015;

•	our cost structure and cost reduction plans and estimated savings and charges, including our reduction in workforce, cost reduction measures and plan to lower discretionary spend;

•	our ability to accelerate execution, drive profitability and nurture creativity and innovation while reducing costs and lowering discretionary spend;

•	our ability to execute against our strategy and deliver long term value to our shareholders, employees and players;

•	our ability to accurately forecast our upcoming game launches and bookings and revenue related to upcoming game launches and the performance of our existing games;

•	our relationship and/or agreements with key licensing partners, additional platform providers or any other key partners;

•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner and the success of these games and features;

•	our ability to sustain and expand key games to sustain and grow audiences, bookings and engagement, including our core franchises, which include FarmVille (FarmVille, FarmVille 2, FarmVille 2: Country Escape), Slots (Wizard of Oz Slots and Hit It Rich! Slots), Zynga Poker and With Friends (Words With Friends, Words on Tour, Word Streak With Friends, amongst others);

•	our ability to renew our existing brand, technology and content licenses as they expire and secure new licenses for top brands;

•	the process of integrating NaturalMotion Limited’s (“NaturalMotion’s”) operations into our operations, including but not limited to our expected ability to expand our creative pipeline, accelerate our growth on mobile and deliver hit NaturalMotion games in 2015;

•	the effectiveness of our marketing program and initiatives and our ability to obtain game featuring from partners;

•	our strategy of backing proven teams to develop or expand our game offerings in the four content categories where we are focused, the timely launch of our games in these categories and the success of these games;

•	our relationship with Facebook, changes in the Facebook platform and/or changes in our agreement with Facebook;

•	our relationship with Apple, Google and other Android platform providers, changes to the Android or iOS platforms and /or changes in our agreements with Apple, Google and/or other Android platform providers;

•	our ability to attract and retain key employees in light of business challenges, including employees key to franchise games and planned launches and senior management;

•	the impact of changes in management, new hires and other organizational changes and roles on our organization;

•	our ability to efficiently deploy employees and leverage our teams and talent, including shifting resources when necessary to prioritize more important projects;

•	our ability to use data analytics to improve our player experience, gameplay and monetization;

•	our ability to manage new IP costs;

•	competition in our industry;

•	maintaining technology infrastructure and employees that can efficiently and reliably handle increased player usage, changes in mobile devices and game platforms, fast load times and the rapid deployment of new features and products;

•	our ability to anticipate and address technical challenges that may arise;

•	our ability to protect our players’ information and adequately address privacy concerns;

•	our ability to maintain reliable security services and infrastructure to protect against security breaches, computer malware and hacking attacks;

•	market opportunity in the social gaming market, including the mobile market and advertising market and our ability to capitalize on and contribute to this market opportunity;

•	our ability to successfully monitor and adapt to changes in gaming platform and consumer demand as the industry continues to evolve;

•	our ability to develop, identify, market and launch hit games and new features and content for our existing games in a timely manner;

•	the ability of our games to generate revenue and bookings for significant period of time after launch and the timing for market acceptance of new games;

•	attrition or decline in existing games, including franchise games;

•	our ability to utilize, protect, defend and enforce our intellectual property;

•	our exposure to intellectual property disputes and other litigation;

•	our exposure to illegitimate credit card activity and other security risks, including sales or purchases of virtual goods used in our games through unauthorized or illegitimate third-party websites;

•	our ability to manage risks, costs and other challenges associated with international expansion;

•	the impact of laws and regulations on our business;

•	our evaluation of new business opportunities and acquisitions by us, including integration of newly acquired businesses;

•	changes in corporate strategy or management;

•	our ability to understand industry trends, such as seasonality, and position our business to take advantage of these trends; and

•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses, including our estimated savings and charges associated with our restructuring efforts.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value and shares)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$475,428	$131,303
Marketable securities	583,387	785,221
Accounts receivable, net of allowance of $0 at June 30, 2015 and December 31, 2014	82,754	89,611
Income tax receivable	4,833	3,304
Deferred tax assets	948	2,765
Restricted cash	207	48,047
Other current assets	28,472	22,688

Total current assets	1,176,029	1,082,939
Long-term marketable securities	40,108	231,385
Goodwill	657,131	650,778
Other intangible assets, net	53,451	66,861
Property and equipment, net	283,946	297,919
Other long-term assets	17,976	18,911

Total assets	$2,228,641	$2,348,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,727	$14,965
Other current liabilities	69,402	164,150
Deferred revenue	151,550	189,923

Total current liabilities	248,679	369,038
Deferred revenue	915	3,882
Deferred tax liabilities	7,297	5,323
Other non-current liabilities	70,581	74,858

Total liabilities	327,472	453,101
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares:
2,020,517 shares outstanding: 924,106 shares (Class A, 789,556, Class B, 114,033, Class C, 20,517) as of June 30, 2015 and 905,860 (Class A, 770,658, Class B, 114,685, Class C, 20,517) as of December 31, 2014	3,173,560	3,096,982
Accumulated other comprehensive income (loss)	(24,685)	(29,175)
Accumulated deficit	(1,247,706)	(1,172,115)

Total stockholders’ equity	1,901,169	1,895,692

Total liabilities and stockholders’ equity	$2,228,641	$2,348,793

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Online game	$162,161	$130,966	$310,124	$263,236
Advertising and other	37,757	22,266	73,087	58,016

Total revenue	199,918	153,232	383,211	321,252
Costs and expenses:
Cost of revenue	57,779	51,288	115,401	104,792
Research and development	90,896	93,722	198,416	191,306
Sales and marketing	41,119	41,608	72,958	71,461
General and administrative	37,805	32,831	78,186	90,167

Total costs and expenses	227,599	219,449	464,961	457,726

Income (loss) from operations	(27,681)	(66,217)	(81,750)	(136,474)
Interest income (expense), net	605	776	1,399	1,646
Other income (expense), net	1,199	896	9,558	2,021

Income (loss) before income taxes	(25,877)	(64,545)	(70,793)	(132,807)
Provision for (benefit from) income taxes	991	(2,012)	2,571	(9,091)

Net income (loss)	$(26,868)	$(62,533)	$(73,364)	$(123,716)

Net income (loss) per share:
Basic	$(0.03)	$(0.07)	$(0.08)	$(0.14)

Diluted	$(0.03)	$(0.07)	$(0.08)	$(0.14)

Weighted average common shares used to compute net income (loss) per share:
Basic	911,699	872,784	905,058	861,591
Diluted	911,699	872,784	905,058	861,591

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(26,868)	$(62,533)	$(73,364)	$(123,716)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	26,725	13,060	4,112	18,313
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(60)	(10)	378	(137)

Other comprehensive income (loss)	26,665	13,050	4,490	18,176

Comprehensive income (loss)	$(203)	$(49,483)	$(68,874)	$(105,540)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(73,364)	$(123,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,062	45,270
Stock-based expense	69,367	57,173
(Gain) loss from sales of investments, assets and other, net	(5,650)	1,278
Accretion and amortization on marketable securities	3,884	5,398
Deferred income taxes	1,241	(9,075)
Changes in operating assets and liabilities:
Accounts receivable, net	6,857	(10,883)
Income tax receivable	(1,529)	(1,278)
Other assets	(8,792)	(7,892)
Accounts payable	12,762	1,584
Deferred revenue	(41,340)	14,961
Other liabilities	(37,298)	20,740

Net cash provided by (used in) operating activities	(42,800)	(6,440)

Investing activities:
Purchases of marketable securities	(101,091)	(470,174)
Sales and maturities of marketable securities	490,667	526,420
Acquisition of property and equipment	(5,239)	(4,649)
Business acquisition, net of cash acquired	—	(390,993)
Proceeds from sale of property and equipment	—	5,056
Proceeds from sale of equity method investment	10,507	—
Other investing activities, net	—	700

Net cash provided by (used in) investing activities	394,844	(333,640)

Financing activities:
Taxes paid related to net share settlement of equity awards	(1,413)	(753)
Proceeds from employee stock purchase plan and exercise of stock options	4,335	10,923
Acquisition related contingent consideration payment	(10,790)	—

Net cash provided by (used in) financing activities	(7,868)	10,170

Effect of exchange rate changes on cash and cash equivalents	(51)	15
Net increase (decrease) in cash and cash equivalents	344,125	(329,895)
Cash and cash equivalents, beginning of period	131,303	465,523

Cash and cash equivalents, end of period	$475,428	$135,628

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2015, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, the interim consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods during the three and six months ended June 30, 2015 for various games resulted in an increase in revenue and income from continuing operations of $6.1 million and $6.8 million, respectively, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recorded $6.8 million and $9.9 million of revenue and income from continuing operations in the three and six months, respectively, ended June 30, 2015 due to changes in our estimated average life of durable goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games resulted in a $0.01 per share and $0.02 per share impact on our reported earnings per share for the three and six months ended June 30, 2015, respectively.

Accounting Policy Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as allowing early adoption as of the original effective date. Accordingly, the Company may adopt the standard in either the first quarter of 2018 or 2019. We are currently in the process of evaluating the timing of adoption of ASU 2014-09 as well as the impact on our consolidated financial statements.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$250,771	$83	$(15)	$250,839
Corporate debt securities	372,739	31	(114)	372,656

Total	$623,510	$114	$(129)	$623,495

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$405,049	$68	$(135)	$404,982
Corporate debt securities	611,950	39	(365)	611,624

Total	$1,016,999	$107	$(500)	$1,016,606

For more detail on our method for determining the fair value of our assets, see Note 3 — “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

June 30, 2015
Due within one year	$583,387
After one year through three years	40,108

Total	$623,495

Changes in market interest rates and bond yields caused certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of June 30, 2015, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $271.6 million. As of December 31, 2014, we had unrealized losses of $0.5 million related to marketable securities that had a fair value of $621.5 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of June 30, 2015 and December 31, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisition of Spooky Cool Labs LLC (“Spooky Cool Labs”). The amount payable is contingent upon the achievement of certain performance milestones for each of Spooky Cool Labs’ fiscal years ended June 30, 2014 and June 30, 2015. In the first quarter of 2015, we executed an amended agreement with Spooky Cool Labs. Under the terms of the amended agreement, the maximum amount payable by us is $58.8 million, which includes $53.8 million of contingent consideration and $5.0 million related to bonuses. We recorded $9.4 million of expense within research and development in our consolidated statement of operations and paid $53.8 million in the first quarter of 2015 to fully settle the contingent consideration liability balance related to Spooky Cool Labs. The remaining $5.0 million for bonuses was paid on June 30, 2015.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$378,666	$—	$—	$378,666
U.S. government and government agency debt securities	—	250,839	—	250,839
Corporate debt securities	—	372,656	—	372,656

Total	$378,666	$623,495	$—	$1,002,161

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$41,595	$—	$—	$41,595
U.S. government and government agency debt securities	—	404,982	—	404,982
Corporate debt securities	—	611,624	—	611,624

Total	$41,595	$1,016,606	$—	$1,058,201

Liabilities:

Contingent consideration	$—	$—	$44,420	$44,420

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment	$121,053	$141,946
Software	31,707	31,778
Land	89,130	89,130
Building	195,307	194,574
Furniture and fixtures	10,704	10,616
Leasehold improvements	10,611	9,694

	458,512	477,738
Less accumulated depreciation	(174,566)	(179,819)

Total property and equipment, net	$283,946	$297,919

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2014 to June 30, 2015 are as follows (in thousands):

Goodwill – December 31, 2014	$650,778
Foreign currency translation adjustments (1)	3,695
Goodwill adjustments (2)	2,658

Goodwill – June 30, 2015	$657,131

(1)	The increase is primarily related to translation gains on goodwill associated with the acquisition of NaturalMotion denominated in British pounds.
(2)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired (assumed) and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets as of June 30, 2015 are as follows (in thousands):

	June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$152,050	$(107,463)	$44,587
Trademarks, branding and domain names	16,292	(8,666)	7,626
Acquired lease intangibles	5,708	(4,470)	1,238

Total	$174,050	$(120,599)	$53,451

The details of our acquisition-related intangible assets as of December 31, 2014 are as follows (in thousands):

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$151,376	$(94,560)	$56,816
Trademarks, branding and domain names	16,292	(7,861)	8,431
Acquired lease intangibles	5,708	(4,094)	1,614

Total	$173,376	$(106,515)	$66,861

These assets were, and continue to be, amortized on a straight-line basis. As of June 30, 2015, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2015	$13,381
2016	24,918
2017	6,128
2018 and thereafter	2,901

Total	$47,328

6. Income Taxes

The expense from income taxes increased by $3.0 million and $11.7 million in the three and six months ended June 30, 2015, respectively, as compared to the same periods of the prior year. The increase in the three months ended June 30, 2015 was primarily attributable to an increase in foreign tax expense of $1.8 million related to a partial valuation allowance established against certain non-US net operating losses for which no future benefit is expected to be realized and an increase of $1.2 million related to changes in our jurisdictional mix of earnings. The increase in the six months ended June 30, 2015 was primarily attributable to an increase in foreign tax expense of $3.2 million related to a partial valuation allowance established against certain non-US net operating losses for which no future benefit is expected to be realized, an increase of $0.7 million related to changes in our jurisdictional mix of earnings, and an increase of $7.8 million related to the release of the valuation allowance associated with the 2013 Federal research and development credit in the first quarter of 2014.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation liability	17,178	26,113
Accrued restructuring liability	7,971	7,214
Accrued accounts payable	24,048	17,542
Other current liabilities	20,205	20,955
Accrued escrow for acquisitions	—	47,906
Contingent consideration liability	—	44,420

Total other current liabilities	$69,402	$164,150

Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and revenue sharing arrangements.

8. Restructuring

During the six months ended June 30, 2015, we recorded a total restructuring charge of $16.3 million which was classified within our consolidated statement of operations as follows: Cost of Revenue $0.7 million, Research and Development $9.5 million, Sales and Marketing $0.7 million, and General and Administrative $5.4 million.

Q2 2015 Restructuring Plan

During the three months ended June 30, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force as part of the overall plan to reduce the Company’s long term cost structure. As a result of this restructuring, we recorded a charge of $12.3 million in the three and six months ended June 30, 2015, which is included in operating expenses in our consolidated statement of operations. The $12.3 million restructuring charge is comprised of $10.4 million of employee severance costs and $1.9 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.7 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations. The remaining liability related to our Q2 2015 restructuring plan as of June 30, 2015 was $1.9 million and is expected to be paid out over the next 0.5 years.

The following table presents the activity for the three and six months ended June 30, 2015 related to the Q2 2015 restructuring plan (in thousands):

Three and Six Months Ended
June 30, 2015
Restructuring liability - beginning of period	$—
Restructuring expense and adjustments	12,282
Cash payments	(10,422)

Restructuring liability (Q2 2015 Plan) - end of period	$1,860

Q1 2015 Restructuring Plan

During the three months ended March 31, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force and closure of the Beijing, China office as part of the overall plan to reduce the Company’s long term cost structure. As a result of this restructuring, we recorded a charge of $3.8 million in the six months ended June 30, 2015, which is included in operating expenses in our consolidated statement of operations. The $3.8 million restructuring charge in the six months ended June 30, 2015 is comprised of $2.5 million of employee severance costs and $1.3 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.1 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations.

The following table presents the activity for the three months ended March 31, 2015 and the three and six months ended June 30, 2015 related to the Q1 2015 restructuring plan (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	June 30, 2015	June 30, 2015
Restructuring liability - beginning of period	$—	$330	$—
Restructuring expense and adjustments	3,241	542	3,783
Cash payments	(2,911)	(872)	(3,783)

Restructuring liability (Q1 2015 Plan) - end of period	$330	$—	$—

Q1 2014 Restructuring Plan

The following table presents the activity for the three months ended March 31, 2015 and the three and six months ended June 30, 2015 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	June 30, 2015	June 30, 2015
Restructuring liability - beginning of period	$10,009	$8,082	$10,009
Restructuring expense and adjustments	189	30	219
Cash payments	(2,116)	(1,449)	(3,565)

Restructuring liability (Q1 2014 Plan) - end of period	$8,082	$6,663	$6,663

The remaining liability of $6.7 million is expected to be paid out over the next 1.5 years.

Other Plans

The following table presents the activity for the three months ended March 31, 2015 and the three and six months ended June 30, 2015 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2015	June 30, 2015	June 30, 2015
Restructuring liability - beginning of period	$2,857	$1,957	$2,857
Restructuring expense and adjustments	31	—	31
Cash payments	(931)	(24)	(955)

Restructuring liability (2013 Plan) - end of period	$1,957	$1,933	$1,933

The remaining liability of $1.9 million is expected to be paid out over the next 2.3 years.

9. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, warrants, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$772	$1,002	$1,844	$2,281
Research and development	19,860	17,596	48,177	36,012
Sales and marketing	1,617	1,860	3,136	3,318
General and administrative	5,656	8,389	16,210	15,562

Total stock-based expense	$27,905	$28,847	$69,367	$57,173

The following table shows stock option activity for the six months ended June 30, 2015 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2014	39,460	$2.22	$47,347	6.74
Granted	305	2.99
Forfeited and cancelled	(10,879)	3.38
Exercised	(1,780)	0.62

Balance as of June 30, 2015	27,106	$1.87	$45,174	5.92

The following table shows a summary of ZSU activity for the six months ended June 30, 2015 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2014	69,883	$3.64	$185,889
Granted	32,502	2.80
Vested	(15,467)	4.26
Forfeited and cancelled	(16,975)	3.28

Unvested as of June 30, 2015	69,943	$3.20	$200,037

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2015 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of March 31, 2015	$(51,394)	$44	$(51,350)
Other comprehensive income (loss) before reclassifications	26,725	(43)	26,682
Amounts reclassified from accumulated other comprehensive income	—	(17)	(17)

Net current-period other comprehensive income (loss)	26,725	(60)	26,665

Balance as of June 30, 2015	$(24,669)	$(16)	$(24,685)

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of December 31, 2014	$(28,781)	$(394)	$(29,175)
Other comprehensive income (loss) before reclassifications	4,112	410	4,522
Amounts reclassified from accumulated other comprehensive income	—	(32)	(32)

Net current-period other comprehensive income (loss)	4,112	378	4,490

Balance as of June 30, 2015	$(24,669)	$(16)	$(24,685)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2015			2014
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(22,901)	(3,362)	(605)	$(52,332)	$(8,731)	$(1,470)
Weighted-average common shares outstanding	777,099	114,083	20,517	730,411	121,856	20,517

Basic net income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$(0.07)	$(0.07)	$(0.07)

DILUTED:
Net income (loss) attributable to common stockholders	$(22,901)	(3,362)	(605)	$(52,332)	$(8,731)	$(1,470)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(605)	—	—	(1,470)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(3,362)	—	—	(8,731)	—	—

Net income (loss) attributable to common stockholders-diluted	$(26,868)	$(3,362)	$(605)	$(62,533)	$(8,731)	$(1,470)

Weighted-average common shares outstanding-basic	777,099	114,083	20,517	730,411	121,856	20,517
Conversion of Class C to Class A common shares	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares	114,083	—	—	121,856	—	—

Weighted-average common shares outstanding-diluted	911,699	114,083	20,517	872,784	121,856	20,517

Diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$(0.07)	$(0.07)	$(0.07)

	Six Months Ended June 30,
	2015			2014
	Class A	Class B	Class C	Class A	Class B	Class C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(62,450)	$(9,251)	$(1,663)	$(103,120)	$(17,650)	$(2,946)
Weighted-average common shares outstanding	770,415	114,126	20,517	718,156	122,918	20,517

Basic net income per share	$(0.08)	$(0.08)	$(0.08)	$(0.14)	$(0.14)	$(0.14)

DILUTED:
Net income (loss) attributable to common stockholders	$(62,450)	$(9,251)	$(1,663)	$(103,120)	$(17,650)	$(2,946)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,663)	—	—	(2,946)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(9,251)	—	—	(17,650)	—	—

Net income (loss) attributable to common stockholders-diluted	$(73,364)	$(9,251)	$(1,663)	$(123,716)	$(17,650)	$(2,946)

Weighted-average common shares outstanding-basic	770,415	114,126	20,517	718,156	122,918	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	114,126	—	—	122,918	—	—

Number of shares used in diluted net income (loss) per share	905,058	114,126	20,517	861,591	122,918	20,517

Diluted net income (loss) per share	$(0.08)	$(0.08)	$(0.08)	$(0.14)	$(0.14)	$(0.14)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and employee stock purchase plan	28,912	44,982	33,498	43,513
Restricted shares	8,459	14,069	9,787	11,603
ZSUs	59,812	59,042	63,952	58,993

Total	97,183	118,093	107,237	114,109

11. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of June 30, 2015, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$11,292
2016	23,575
2017	14,290
2018	13,150
2019	13,302
2020 and thereafter	21,919

$97,528

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and licensed intellectual property. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of June 30, 2015, are as follows (in thousands):

Year ending December 31:
2015	$5,131
2016	5,137
2017	2,850
2018	1,351
2019	270

$14,739

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of June 30, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

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

The lead plaintiff filed a First Amended Complaint on March 31, 2014. The First Amended Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the Company’s business and financial projections. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities between February 14, 2012 and July 25, 2012. The First Amended Complaint asserts claims for unspecified damages, and an award of costs and expenses to the putative class, including attorneys’ fees. On March 25, 2015, the Court issued an order denying the defendants’ motion to dismiss the First Amended Complaint. On April 28, 2015, the Court denied the defendants’ motion for leave to seek reconsideration of that order.

On June 12, 2015, the Court entered a scheduling order setting certain pretrial deadlines leading up to a hearing on any dispositive motions scheduled for May 12, 2017. On June 24, 2015, pursuant to a stipulation among the parties, the consolidated class actions were reassigned to Magistrate Judge Jacqueline Scott Corley for all further proceedings. On June 26, 2015, Magistrate Judge Corley issued an order scheduling a case management conference for August 20, 2015.

Pursuant to court order, a mediation session was conducted before the Honorable Edward Infante (Ret.) on August 4, 2015. The parties reached an agreement in principle to settle In re Zynga Inc. Securities Litigation as to all defendants for $23.0 million. The settlement, which is subject to negotiation and execution of a final settlement document, notice to the class and court approval, would be funded entirely by insurance and lead to the dismissal of all claims against the defendants. Accordingly there would be no impact to Zynga’s financial statements if the final settlement is consistent with the current agreement. Given its preliminary nature, it remains possible that the settlement in principle may not result in a final settlement, and that the assessment of the possibility of loss or adverse effect on our financial condition, if any, could therefore change in the near term.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. The action was removed to federal court, and was later remanded to San Francisco County Superior Court. The complaint alleged that the defendants violated the federal securities laws by issuing false or misleading statements in connection with an April 2012 secondary offering of Class A common stock. The plaintiff sought to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the secondary offering. On June 10, 2013, the defendants filed a motion to stay the action and a demurrer arguing that the complaint should be dismissed because the court lacks jurisdiction over the claims. On August 26, 2013, the court issued orders overruling the demurrer and granting the motion to stay all deadlines in the action pending a ruling on the motion to dismiss in the federal securities class action described above. On September 29, 2014, the court issued orders denying a motion to continue the stay of the action and overruling a demurrer arguing that the complaint failed to state a cause of action. On October 15, 2014, the defendants filed a petition in the California Court of Appeal seeking review of the denial of the motion to stay and of the trial court’s ruling that it had jurisdiction to hear the claims. On January 29, 2015, the Court of Appeal denied defendants’ petition. On February 11, 2015, the court granted plaintiff’s request for voluntary dismissal of the action with prejudice as to the named plaintiff’s claims and without prejudice as to the claims of any other members of the proposed class.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the defendants filed motions to dismiss the amended complaint and a motion to stay discovery while the motions to dismiss were pending. On November 14, 2014, the court denied the motion to dismiss brought by Zynga and the directors and granted the motion to dismiss brought by the underwriters who had been named as defendants. The Court endorsed a stipulation setting a briefing schedule for plaintiff’s motion for class certification. Plaintiff’s motion was filed on July 13, 2015. Defendants’ opposition is to be filed on or before September 4, 2015, and plaintiff’s reply is to be filed on or before October 5, 2015. On June 24, 2015, certain of the defendants filed a motion for relief from the court’s November 14, 2014 decision denying the defendants’ motion to dismiss the complaint. An opposition to the motion was filed on July 24, 2015. A hearing date has not been set. Although it is reasonably possible that our assessment of the possibility of loss could change in the near term due to one or more confirming events, the Company believes it has meritorious defenses in the Lee v. Pincus class action and will vigorously defend this action. Furthermore, given that we are in the early stages of the litigation process, we are unable to estimate the range of potential loss, if any.

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court rules on the defendants’ motion to stay or dismiss (discussed below).

Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 27, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court rules on the defendants’ motion to stay or dismiss (discussed below).

A derivative action was also filed in the United States District Court for the District of Delaware. The plaintiff in the District of Delaware action voluntarily dismissed the action on November 19, 2012.

On April 2, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. Briefing on the motion to stay or dismiss is complete. A hearing on the motion will be scheduled for a date in Fall 2015.

The derivative actions include claims for, among other things, unspecified damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of Zynga. Because the derivative actions are in the early stages of the litigation process, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

12. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$130,021	$91,755	$247,561	$190,860
All other countries (1)	69,897	61,477	135,650	130,392

Total revenue	$199,918	$153,232	$383,211	$321,252

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	June 30, 2015	December 31, 2014
United States	$280,225	$294,708
All other countries	3,721	3,211

Total property and equipment, net	$283,946	$297,919

13. Related Party Transactions

On June 15, 2015, Zynga acquired substantially all of the assets and liabilities of SF Incubator, LLC and super.io, Inc., entities wholly owned by Mark Pincus, pursuant to an asset purchase agreement. The purchase price paid by Zynga pursuant to the asset purchase agreement was $1 plus assumed liabilities of approximately $0.4 million. As of June 30, 2015 the Company recorded a net $0.1 million in stockholder’s equity and $0.1 million in other current liabilities related to this transaction.

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

Overview

We are a leading social game developer with approximately 83 million average MAUs for the three months ended June 30, 2015. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

In 2015, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the three months ended June 30, 2015 and 2014 we estimate that we generated 66% and 50% of our bookings, respectively, from mobile platforms while 31% and 45% of our bookings, respectively, were generated from the Facebook platform. Facebook is still the largest single payment platform for our games and we generate a significant portion of our revenue through the Facebook platform. For the three months ended June 30, 2015 and 2014, we estimate that 64% and 37% of our revenue, respectively, was generated through mobile platforms, while 33% and 59% of our revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Revenue to Bookings:
Revenue	$199,918	$153,232	$383,211	$321,252
Change in deferred revenue	(25,456)	21,870	(41,339)	15,208

Bookings	$174,462	$175,102	$341,872	$336,460

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(26,868)	$(62,533)	$(73,364)	$(123,716)
Provision for (benefit from) income taxes	991	(2,012)	2,571	(9,091)
Other income (expense), net	(1,199)	(896)	(9,558)	(2,021)
Interest income (expense), net	(605)	(776)	(1,399)	(1,646)
Restructuring expense, net	12,855	(2,270)	16,316	27,385
Depreciation and amortization	13,340	19,926	31,062	45,270
Acquisition-related transaction expenses	—	265	—	6,425
Contingent consideration fair value adjustment	—	12,070	9,400	13,350
Stock-based expense	27,905	28,847	69,367	57,173
Change in deferred revenue	(25,456)	21,870	(41,339)	15,208

Adjusted EBITDA	$963	$14,491	$3,056	$28,337

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of durable virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income (expense) net, which includes foreign exchange gains and losses and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired, contingent consideration fair value adjustments, acquisition-related transaction expenses or restructuring expense;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014 Revised (1)	2014 As Reported	2015	2014 Revised (1)	2014 As Reported
	(users and payers in millions)
Average DAUs	21	27	29	23	28	28
Average MAUs	83	121	130	91	120	126
Average MUUs (2)	62	82	89	67	80	88
Average MUPs (2)	1.0	1.4	1.7	1.0	1.3	1.5
ABPU	$0.091	$0.071	$0.067	$0.084	$0.067	$0.065

(1)	For comparative purposes, DAUs, MAUs, MUUs, MUPs and ABPU for the three and six months ended June 30, 2014 have been revised to reflect the updated definitions for our key operating metrics to reduce duplication.
(2)	MUUs and MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUUs and MUPS.

Average DAUs, MAUs and MUUs declined when comparing the three months ended June 30, 2015 and 2014. The declines in users for our existing games have exceeded the contribution to these metrics from newer titles including FarmVille 2: Country Escape. ABPU increased in the second quarter of 2015 compared to the second quarter of 2014 due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014 Revised (1)	Sep 30, 2014 Revised (1)	Jun 30, 2014 Revised (1)
Average monthly unique payer bookings (in thousands) (2)	$42,488	$41,352	$41,323	$43,739	$44,844
Average MUPs (in millions) (3)	1.0	1.1	1.0	1.2	1.4
Monthly unique payer bookings per MUP (4)	$44	$38	$41	$38	$32

	For the Three Months Ended:
	Dec 31, 2014 As Reported	Sep 30, 2014 As Reported	Jun 30, 2014 As Reported
Average monthly unique payer bookings (in thousands) (2)	$41,323	$43,739	$44,844
Average MUPs (in millions) (3)	1.1	1.3	1.7
Monthly unique payer bookings per MUP (4)	$37	$33	$27

(1)	For comparative purposes, average MUPs for 2014 have been revised to reflect the updated definitions for our key operating metrics to eliminate known instances of duplication of unique individuals who play on different social networks or platforms. As a result, monthly unique payer bookings per MUP have also been revised for 2014.
(2)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising and NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja).
(3)	MUPs exclude payers of NaturalMotion legacy games as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUPs.
(4)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs. This calculation excludes MUP data for NaturalMotion legacy games.

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

Recent Developments

•	Game Launches. In the second quarter 2015, we entered into the mobile Action Strategy and mobile Match 3 categories with the launches of Empires & Allies for mobile platforms and FarmVille: Harvest Swap for mobile and web platforms.

•	Restructuring. In the second quarter of 2015, we implemented a restructuring plan intended to reduce the Company’s long term cost structure. The restructuring plan included a reduction in workforce. In total, we recorded a charge of $12.3 million in the three months ended June 30, 2015 related to this plan.

•	Changes in Executive Officers. On April 8, 2015, Don Mattrick resigned as Chief Executive Officer. The Board appointed Mark Pincus, Zynga’s Chairman of the Board, as Zynga’s Chief Executive Officer. Mr. Pincus is the Company’s founder and had previously served as Zynga’s Chief Executive Officer from April 2007 to July 2013. In addition, he served as Chief Product Officer from April 2007 to April 2014 and has served as Chairman of the Board since April 2007.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.071 in the three months ended June 30, 2014 to $0.091 in the three months ended June 30, 2015 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the first quarter of 2014, we completed the acquisition of NaturalMotion, the maker of Clumsy Ninja and CSR Racing. This allowed us to enter into two new consumer categories — People Simulation and Racing — and our future success is dependent upon our ability to leverage the games, workforce, and technology we acquired.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated bookings and revenue. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete and grow depends in large part on the efforts and talents of our employees. In addition to employee attrition, we have also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities. For example, in the second quarter of 2015, we implemented a restructuring plan that included a work force reduction. These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees, which is critical to our ability to grow our business and execute on our business strategy.

Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$162,161	$130,966	24%	$310,124	$263,236	18%
Advertising and other	37,757	22,266	70%	73,087	58,016	26%

Total revenue	$199,918	$153,232	30%	$383,211	$321,252	19%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total revenue increased $46.7 million in the second quarter of 2015, as compared to the same period of the prior year, while bookings decreased by $0.6 million in the second quarter of 2015, compared to the same period of the prior year. ABPU increased from $0.071 in the second quarter of 2014 to $0.091 in the second quarter of 2015, while average DAUs decreased from 27 million in the second quarter of 2014 to 21 million in the second quarter of 2015 and average MUPs decreased from 1.4 million in the second quarter of 2014 to 1.0 million in the second quarter of 2015.

Online game revenue increased $31.2 million in the second quarter of 2015 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from FarmVille 2: Country Escape, Hit It Rich! Slots, and Wizard of Oz Slots in the amounts of $24.8 million, $18.0 million and $16.0 million, respectively. Online game revenue increased for FarmVille 2: Country Escape and Wizard of Oz Slots as these games were launched in April 2014 and November 2014, respectively, while online game revenue increased for Hit It Rich! Slots as the game did not launch on all platforms and devices until May 2014. As we recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, revenue for these games in the second quarter of 2015 includes amortization of prior period deferred revenue. The overall increases in online game revenue were partially offset by decreases in online game revenue from FarmVille 2 and FarmVille in the amounts of $12.2 million and $4.7 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the remaining net decrease of $10.7 million.

The increase in online game revenue in the second quarter of 2015 is also attributable to changes in estimated average durable life of virtual goods. During the three months ended June 30, 2015, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from continuing operations of $6.1 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable goods resulted in a decrease of revenue of $2.2 million. We also recognized $6.8 million of revenue and income from continuing operations in the three months ended June 30, 2015 due to changes in our estimated average life of durable goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games resulted in a $0.01 per share impact on our reported earnings per share for the second quarter of 2015.

International revenue as a percentage of total revenue was 35% in the second quarter of 2015 and 40% in the second quarter of 2014.

In the three months ended June 30, 2015, Zynga Poker, Farmville 2, FarmVille 2: Country Escape, Hit It Rich! Slots and Wizard of Oz Slots were our top revenue-generating games and comprised 18%, 18%, 16%, 16% and 10%, respectively, of our online game revenue for the period. In the three months ended June 30, 2014, FarmVille 2 and Zynga Poker were our top revenue-generating games and comprised 32% and 24%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 45% of online game revenue in the second quarter of 2015 and 38% of online game revenue in the second quarter of 2014. Durable virtual goods accounted for 55% of online game revenue in the second quarter of 2015 and 62% of online game revenue in the second quarter of 2014. The estimated weighted average life of durable virtual goods was 11 months in the second quarter of 2015 compared to 12 months in the second quarter of 2014.

Advertising and other revenue increased $15.5 million in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to a $12.6 million increase in in-game display ads and a $3.4 million increase in in-game offers, engagement ads and other advertising revenue, offset by a $0.5 million decrease in in-game sponsorships.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total revenue increased $62.0 million in the six months ended June 30, 2015 as compared to the same period of the prior year and bookings increased by $5.4 million in the six months ended June 30, 2015, compared to the same period of the prior year. ABPU increased from $0.067 in the six months ended June 30, 2014 to $0.08 in six months ended June 30, 2015, while average DAUs decreased from 28 million in the six months ended June 30, 2014 to 23 million in the six months ended June 30, 2015 and average MUPs decreased from 1.3 million in six months ended June 30, 2014 to 1.0 million in the six months ended June 30, 2015.

Online game revenue increased $46.9 million in the six months ended June 30, 2015 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from FarmVille 2: Country Escape, Hit It Rich! Slots, and Wizard of Oz Slots in the amounts of $47.7 million, $38.4 million and $21.4 million, respectively. Online game revenue increased for FarmVille 2: Country Escape and Wizard of Oz Slots as these games were launched in April 2014 and November 2014, respectively, while online game revenue increased for Hit It Rich! Slots as the game did not launch on all platforms and devices until May 2014. As we recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, revenue for these games for the six months ended June 30, 2015 includes amortization of prior period deferred revenue. The overall increases in online game revenue were partially offset by a decrease in online game revenue from FarmVille 2, FarmVille, Zynga Poker (web), and Ayakashi in the amounts of $22.5 million, $12.3 million, $7.1 million and $6.4 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the remaining net decrease of $12.3 million.

The increase in online game revenue in the six months ended June 30, 2015, is also attributable to changes in estimated average durable life of virtual goods. During the six months ended June 30, 2015, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from continuing operations of $6.8 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable goods resulted in a decrease of revenue of $1.5 million. We also recognized $9.9 million of revenue and income from continuing operations in the six months ended June 30, 2015 due to changes in our estimated average life of durable goods for games that will be discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games resulted in a $0.02 per share impact on our reported earnings per share for the six months ended June 30, 2015.

International revenue as a percentage of total revenue was 35% in the six months ended June 30, 2015 and 41% in the six months ended June 30, 2014.

In the six months ended June 30, 2015, FarmVille 2, Zynga Poker, FarmVille 2: Country Escape and Hit It Rich! Slots were our top revenue-generating games and comprised 19%, 18%, 16% and 15%, respectively, of our online game revenue for the period. In the six months ended June 30, 2014, FarmVille 2 and Zynga Poker were our top revenue-generating games and comprised 31% and 24%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 43% of online game revenue in the six months ended June 30, 2015 and 36% of online game revenue in the six months ended June 30, 2014. Durable virtual goods accounted for 57% of online game revenue in the six months ended June 30, 2015 and 64% of online game revenue in the six months ended June 30, 2014. The estimated weighted average life of durable virtual goods was 11 months in the six months ended June 30, 2015 compared to 12 months in the six months ended June 30, 2014.

Advertising and other revenue increased $15.1 million in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due a $23.3 million increase in in-game display ads and a $4.9 million increase in in-game offers, engagement ads and other advertising revenue, offset by a $12.1 million decrease in licensing revenue driven by the final licensing payment from a strategic partner in 2014 and a $1.0 million decrease in in-game sponsorships.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue	$57,779	$51,288	13%	$115,401	$104,792	10%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Cost of revenue increased $6.5 million in the second quarter of 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $5.8 million increase in payment processing fees from bookings generated from mobile payment processors, a $3.5 million increase in royalty expense for licensed intellectual property and a $2.7 million increase in hosting costs due to data center migration, offset by a $5.1 million decrease in depreciation expense due to the consolidation of data center facilities.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cost of revenue increased $10.6 million in the six months ended June 30, 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $17.7 million increase in payment processing fees primarily from bookings generated from mobile payment processors and a $7.4 million increase in royalty expense for licensed intellectual property, offset by a $11.6 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Research and development	$90,896	$93,722	(3%)	$198,416	$191,306	4%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Research and development expenses decreased $2.8 million in the second quarter of 2015 as compared to the same period of the prior year. The decrease was primarily attributable to $12.1 million of expense recorded in the second quarter of 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs, offset by a $9.2 million increase in restructuring expense.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Research and development expenses increased $7.1 million in the six months ended June 30, 2015 as compared to the same period of the prior year. The increase was attributable to a $12.2 million increase in stock-based expense primarily from grants related to the NaturalMotion acquisition in February 2014 and a $3.4 million increase in third party consulting expenses, offset by $4.0 million less expense in 2015 to reflect the change in estimated fair value of the contingent consideration liability of Spooky Cool Labs (the liability was settled in full in the first quarter of 2015) and a $2.7 million decrease in headcount-related expense.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$41,119	$41,608	(1%)	$72,958	$71,461	2%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Sales and marketing expenses decreased $0.5 million in the second quarter of 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $3.8 million decrease in marketing costs, offset by a $1.9 million increase in player acquisition costs, a $0.7 million increase in restructuring expense and a $0.7 million increase in third party consulting expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Sales and marketing expenses increased $1.5 million in the six months ended June 30, 2015 as compared to the same period of the prior year primarily due to an increase in marketing software costs.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$37,805	$32,831	15%	$78,186	$90,167	(13%)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

General and administrative expenses increased $5.0 million in the second quarter of 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $4.6 million increase in restructuring expense and a $4.1 million increase in headcount-related expense primarily due to CEO severance, offset by a $2.7 million decrease in stock-based expense.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

General and administrative expenses decreased $12.0 million in the six months ended June 30, 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $9.6 million decrease in restructuring expense and an $8.2 million decrease in third party consulting expense due to lower acquisition-related costs, offset by a $3.8 million increase in headcount-related expense primarily due to CEO severance and a $2.2 million increase in software and other IT related costs.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$1,199	$896	NM	$9,558	$2,021	NM

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Other income (expense) net increased by $0.3 million in the second quarter 2015 as compared to the same period of the prior year. The increase was primarily attributed to a $0.9 million loss on an equity investment in the second quarter of 2014, which was sold in the first quarter of 2015, offset by a $0.5 million decrease in other income.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Other income (expense), net increased $7.5 million in the six months ended June 30, 2015 as compared to the same period of the prior year primarily due to a $7.9 million increase in other income which is primarily related to the sale of an equity investment in the first quarter of 2015.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$991	$(2,012)	NM	$2,571	$(9,091)	NM

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The expense from income taxes increased by $3.0 million in the second quarter of 2015 compared to the same period of the prior year. The increase was primarily attributable to an increase in foreign tax expense of $1.8 million related to a partial valuation allowance established against certain non-US net operating losses for which no future benefit is expected to be realized and an increase of $1.2 million related to changes in our jurisdictional mix of earnings.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The expense from income taxes increased by $11.7 million in the six months ended June 30, 2015 as compared to the same period in the prior year. The increase was primarily attributable to an increase in foreign tax expense of $3.2 million related to a partial valuation allowance established against certain non-US net operating losses for which no future benefit is expected to be realized, an increase of $0.7 million related to changes in our jurisdictional mix of earnings and an increase of $7.8 million related to the release of the valuation allowance associated with the 2013 Federal research and development credit in the first quarter of 2014.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(5,239)	$(4,649)
Depreciation and amortization	31,062	45,270
Cash flows provided by (used in) operating activities	(42,800)	(6,440)
Cash flows provided by (used in) investing activities	394,844	(333,640)
Cash flows provided by (used in) financing activities	(7,868)	10,170

As of June 30, 2015, we had cash, cash equivalents and marketable securities of approximately $1.1 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities.

Operating Activities

After our net loss of $73.4 million is adjusted to exclude non-cash items, operating activities used $42.8 million of cash during the six months ended June 30, 2015. Significant non-cash items included stock-based expense of $69.4 million and depreciation and amortization of $31.1 million. Changes in our operating assets and liabilities declined $69.3 million for the six months ended June 30, 2015 primarily due to a $41.3 million decrease in deferred revenue and a $33.6 million payment to settle the contingent consideration liability for Spooky Cool Labs in the first quarter of 2015 (the remaining payment to settle the full contingent consideration liability is included in financing activities and net loss in the amounts of $10.8 million and $9.4 million, respectively).

Investing Activities

Investing activities provided $394.8 million during the six months ended June 30, 2015. The primary inflows of cash were due to $389.6 million of sales and maturities of marketable securities, net of purchases and $10.5 million from the sale of an equity method investment in the first quarter of 2015.

Financing Activities

Financing activities used approximately $7.9 million during the six months ended June 30, 2015. The primary outflow of cash was due to a $10.8 million payment to settle the contingent consideration liability for Spooky Cool Labs (the remaining payment to settle the full contingent consideration liability is included in changes in operating liabilities and net loss in the amounts of $33.6 million and $9.4 million, respectively), offset by $4.3 million of proceeds from employee stock purchase plan and exercise of stock options.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our amended agreement to expire in June of 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of June 30, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants. On July 1, 2015, we made a further, technical amendment to our credit agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2015 or in any prior periods.

Lease Obligations

We have entered into operating leases for facilities, including data center space. As of June 30, 2015, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$11,292
2016	23,575
2017	14,290
2018	13,150
2019	13,302
2020 and thereafter	21,919

$97,528

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 11 — “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2015.

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.*

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We recently launched Empires & Allies and Farmville: Harvest Swap and expect to launch several additional games in 2015, including Dawn of Titans, CSR2 and a new mobile slots title from the Hit It Rich! team. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. As our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase. We may also encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced a delay in the introduction of Looney Tunes Dash! which had a negative impact on our financial results for the fourth quarter of 2014. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Action Strategy, Casual and Invest Express.

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

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

We previously announced that we would launch six to ten new mobile games in 2015, including games in new categories. We subsequently revised this estimate to six to eight new mobile games in 2015, and recently revised it again to six new mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Action Strategy, Casual and Invest Express. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games on schedule or our games do not monetize well, our business, revenue and bookings will be negatively impacted.

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

In addition, we recognize revenue from the sale of our virtual goods in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual goods. In the event that such assumptions are revised based on new data or there are changes in the historical mix of virtual goods sold due to new game introductions, reduced virtual good sales in existing games or other factors or there are changes in our estimates of average playing periods and player life, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple, Google or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual goods revenue recognition could further significantly affect the way we report revenue related to our products. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition” in this Quarterly Report on Form 10-Q.

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

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. We previously announced that we would launch six to ten new mobile games in 2015, including games in new categories. We subsequently revised this estimate to six to eight new mobile games in 2015, and recently revised it again to six new mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Action Strategy, Casual and Invest Express. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended June 30, 2015, we had approximately 1.0 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available and excluding NaturalMotion legacy games), who represent approximately two percent of our total players during the three months ended June 30, 2015. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 32% percent from 121 million in the second quarter of 2014 to 83 million in the second quarter of 2015. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

A large portion of our business is dependent upon, and our bookings and revenues are derived from, the Facebook platform, and Facebook in many cases has the unilateral ability to interpret its policies and terms and conditions for applications and developers.*

Facebook is currently the largest payment platform for our games. To date, we have derived a significant portion of our bookings (31% in the three months ended June 30, 2015) and revenue (33% in the three months ended June 30, 2015) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform.

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

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers, which in many cases have the unilateral ability to interpret their policies and terms and conditions for applications and developers.*

Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are distributed on these platforms and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the second quarter of 2015, 66% of our bookings were generated through mobile platforms. We are subject to the standard policies and terms of service of these third party platforms, which govern the promotion, distribution and operation of games on the platform and can be changed by the platform providers, in their sole discretion, at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

For example, Apple recently changed its policy and required apps available through the Apple App Store to provide 64-bit support and be built with the iOS 8 software development kit, with certain exceptions. This policy change required us to adapt our games to support 64-bit and be built with the iOS 8 software development kit, which involved significant development, time, and expense. In addition, due to the significant expense involved in supporting 64-bit development, we might decide not to continue updating certain of our existing games that we otherwise would have continued to update, which would cause the revenues we generate from those games to decline more quickly than they otherwise would have. Furthermore, building our games to support 64-bit development will increase the file size of our games, which could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

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

On May 6, 2015 we announced a restructuring, including a reduction in headcount of approximately 18% of our global workforce, including contractors, and on February 12, 2015 we announced that we were closing our studio in Beijing, China. In 2013 and 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business.

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

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google. Security breaches of our systems or third-parties on whom we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data, corporate systems, third party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our players’ data or our advertiser’s data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data or our advertiser’s data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

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

We rely on third party cloud computing providers to operate certain aspects of our business. Any disruption of or interference with our use of these cloud computing services would impact our operations and adversely impact our business.*

Third parties provide us with distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. Recently, we migrated a significant portion of our computing to run on cloud computing services run by third parties, such as Amazon Web Services, we continue to migrate additional computing to third party cloud computing services, and we have architected our software and computer systems to utilize data processing, storage capabilities and other services provided by third party cloud computing providers. Any disruption of or interference with our use of cloud computing services provided by third parties would impact our operations, and our business would be adversely impacted.

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

Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•	significant competition from other game companies as the social game industry consolidates;

•	the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

•	under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;

•	risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Our international operations are subject to increased challenges and risks” elsewhere in this Quarterly Report on Form 10-Q;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses;

•	in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for, or other obligations related to, a product that has not met expectations;

•	our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•	liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $209 million in 2012, a net loss of $37 thousand in 2013 and a net loss of $226 million in 2014. As of June 30, 2015, we had an accumulated deficit of $1.2 billion.

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

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.*

The numbers of our DAUs, MAUs, MUUs, MUPs, and ABPU are calculated using metrics tracked by our internal analytics systems based on tracking activity of user accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and factors relating to user activity and systems may impact these numbers. The calculation of these metrics and examples of how user activity and our systems may impact the calculation of the metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics.”

As we transition our business to focus on mobile products, there is more likelihood of having difficulty calculating these metrics. As described under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics,” we have recently updated our calculation of these metrics to take into account our business’s transition to mobile and we rely on the veracity of data provided by individuals and reported by third parties to calculate our metrics and eliminate duplication of data. The recent update to our calculation methodology resulted in a reduction in our as reported DAUs, MAUs, MUUs, MUPs and ABPU for 2014. These metrics are disclosed under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics.”

We are unable to distinguish whether a player of legacy NaturalMotion game is also a player of a Zynga game. As a result of this we exclude NaturalMotion players from our calculation of MUU to avoid potential double counting. This issue has been resolved for future NaturalMotion releases, so players of new games released by NaturalMotion in 2015 and beyond will be included in our MUU calculations.

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

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We have seen significant turnover in our management team in the first half of 2015 and we do not currently have a Chief People Officer. Our Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology and the continued retention of the remaining senior management team is important to our transition. We do not have employment agreements, other than offer letters, with our senior management team and we do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our Chief Executive Officer or other members of senior management and the lack of a Chief People Officer could harm our business.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2015, approximately 29% of our employees had been with us for less than one year and approximately 53% for less than two years.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of June 30, 2015, we had $1.0 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 5 — “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the United States and in certain locations outside the United States. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works through increased copyright filings and our brands through increased trademark and other filings. Likewise, we may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-

consuming and may not result in issued patents that can be effectively enforced or licensed. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

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

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We use licensed intellectual property as a creative asset in certain games such as Looney Tunes Dash!, Hit it Rich! Slots, and Wizard of Oz Slots and have built many of our games on proprietary source code, such as Unity.

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

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See the section titled “Legal Matters” included in Note 11 — “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In this area many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. In January 2014, the Federal Trade Commission announced a settlement with Apple related to in-app purchases made by minors. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Moreover, in the areas of privacy, information security, data protection, consumer protection and protection of minors, foreign laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to data protection, and have imposed legal obligations on companies in this regard. Any failure on our part to comply with laws in these areas may subject us to significant liabilities.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include. If new casino-themed regulations are imposed certain of our casino-themed games, including Zynga Poker, Zynga Poker Classic, Hit it Rich! Slots, and Wizard of Oz Slots, may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, bookings or revenue.

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

We may have exposure to greater than anticipated tax liabilities.*

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the transfer pricing of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.*

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 63% of the total voting power of our outstanding capital stock as of June 30, 2015. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2015 and June 30, 2014, the stock price of our Class A common stock has ranged from $2.20 to $3.28. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock, particularly our directors and officers that hold such stock, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration

Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vest in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of June 30, 2015, 2,931,707 of these options had vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 6, 2015.

ZYNGA INC.

By: /s/ David Lee
David Lee
Chief Financial Officer (On behalf of Registrant)

By: /s/ Michelle Quejado
Michelle Quejado
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/04/2011

10.1+	Non-Employee Director Compensation Policy	10-Q	001-35375	10.1	11/07/2014

10.2+	Offer Letter, between Zynga Inc. and Mark Pincus, dated April 8, 2015.	8-K	001-35375	10.1	4/08/2015

10.3+	Separation Agreement and General Release, between Zynga Inc. and Don Mattrick, dated April 8, 2015.	8-K	001-35375	99.1	4/08/2015

10.4+	Retention Agreement, between Zynga Inc. and Devang Shah, dated April 23, 2015.	8-K	011-35375	10.1	4/27/2015

10.5+	Retention Agreement, between Zynga Inc. and David Lee, dated April 23, 2015.	8-K	011-35357	10.2	4/27/2015

10.6+	Zynga Inc. Equity Incentive Plan, as amended on June 11, 2015 (included in Appendix A to Schedule 14A)	DEF 14A	011-35375		4/28/2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1 (1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.