Form 10-Q
period 2015-09-30
ZYNGA INC
filed 2015-11-04
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 15, 2015, there were 798,805,953 shares of the Registrant’s Class A common stock outstanding, 113,648,170 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future spend, including spend on R&D and marketing and our future margins;

•	our future operational plans, use of cash, strategies and prospects;

•	the breadth and depth of our games slate for 2015 and the success of this slate including the success of Empires & Allies, FarmVille: Harvest Swap and the recently launched Black Diamond Casino;

•	our planned launch of mobile first games and new features for existing games, including our planned launch of 1 game in the fourth quarter of 2015;

•	our ability to grow mobile bookings in 2015;

•	our cost structure and cost reduction plans and estimated savings and charges, including our reduction in workforce, cost reduction measures and plan to lower discretionary spend;

•	our ability to accelerate execution, drive profitability and nurture creativity and innovation while reducing costs and lowering discretionary spend;

•	our ability to execute against our strategy and deliver long term value to our shareholders, employees and players;

•	our ability to accurately forecast our upcoming game launches and related bookings, revenue, and game performance;

•	our ability to accurately forecast our bookings, revenue and performance of our existing games;

•	our relationship and/or agreements with key licensing partners, additional platform providers or any other key partners;

•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner and the success of these games and features;

•	our ability to sustain and expand key games to sustain and grow audiences, bookings and engagement, including our core franchises, which include FarmVille (FarmVille, FarmVille 2, FarmVille 2: Country Escape), Slots (Wizard of Oz Slots and Hit It Rich! Slots), Zynga Poker and With Friends (Words With Friends, Words on Tour, Word Streak With Friends, amongst others);

•	our ability to renew our existing brand, technology and content licenses as they expire and secure new licenses for top brands;

•	the process of integrating NaturalMotion Limited’s (“NaturalMotion’s”) and Rising Tide Games, Inc.’s (“Rising Tide Games’s”) operations with ours, including but not limited to our expected ability to expand our creative pipeline, accelerate our growth on mobile and deliver hit NaturalMotion and Rising Tide games on schedule;

•	the effectiveness of our marketing program and initiatives and our ability to obtain game featuring from partners;

•	our strategy of backing proven teams to develop or expand our game offerings in the four content categories where we are focused, the timely launch of our games in these categories and the success of these games;

•	our relationship with Facebook, changes in the Facebook platform and/or changes in our agreement with Facebook;

•	our relationship with Apple, Google and other Android platform providers, changes to the Android or iOS platforms and /or changes in our agreements with Apple, Google and/or other Android platform providers;

•	our ability to attract and retain key employees in light of business challenges, including employees key to franchise games and planned launches and senior management;

•	the impact of change in our senior management teams and management teams, new hires and other organizational changes and roles on our organization;

•	our ability to efficiently deploy employees and leverage our teams and talent, including shifting resources when necessary to prioritize more important projects;

•	our ability to use data analytics to improve our player experience, gameplay and monetization;

•	our ability to manage new IP costs;

•	competition in our industry;

•	our ability to maintain technology infrastructure and employees that can efficiently and reliably handle increased player usage, changes in mobile devices and game platforms, fast load times and the rapid deployment of new features and products;

•	our ability to anticipate and address technical challenges that may arise;

•	our ability to protect our players’ information and adequately address privacy concerns;

•	our ability to maintain reliable security services and infrastructure to protect against security breaches, computer malware and hacking attacks;

•	market opportunity in the social gaming market, including the mobile market and advertising market and our ability to capitalize on and contribute to this market opportunity;

•	our ability to successfully monitor and adapt to changes in gaming platform and consumer demand as the industry continues to evolve;

•	our ability to develop, identify, market and launch hit games and new features and content for our existing games in a timely manner;

•	the ability of our games to generate revenue and bookings for significant period of time after launch and the timing for market acceptance of new games;

•	attrition or decline in existing games, including franchise games;

•	our ability to utilize, protect, defend and enforce our intellectual property;

•	our exposure to intellectual property disputes and other litigation;

•	our exposure to illegitimate credit card activity and other security risks, including sales or purchases of virtual goods used in our games through unauthorized or illegitimate third-party websites;

•	our ability to manage risks, costs and other challenges associated with international expansion;

•	the impact of laws and regulations on our business;

•	our evaluation of new business opportunities and acquisitions by us, including integration of newly acquired businesses;

•	changes in corporate strategy or management;

•	our ability to understand industry trends, such as seasonality, and position our business to take advantage of these trends;

•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses, including our estimated savings and charges associated with our restructuring efforts; and

•	our share repurchase program, including our ability to execute on and repurchase shares under program.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$663,020	$131,303
Marketable securities	406,701	785,221
Accounts receivable, net of allowance of $0 at September 30, 2015 and December 31, 2014	87,214	89,611
Income tax receivable	5,016	3,304
Deferred tax assets	520	2,765
Restricted cash	210	48,047
Other current assets	31,475	22,688

Total current assets	1,194,156	1,082,939
Long-term marketable securities	4,515	231,385
Goodwill	667,195	650,778
Other intangible assets, net	72,497	66,861
Property and equipment, net	280,535	297,919
Restricted cash	1,000	—
Other long-term assets	17,886	18,911

Total assets	$2,237,784	$2,348,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,507	$14,965
Other current liabilities	59,541	164,150
Deferred revenue	132,510	189,923

Total current liabilities	219,558	369,038
Deferred revenue	198	3,882
Deferred tax liabilities	6,592	5,323
Other non-current liabilities	91,007	74,858

Total liabilities	317,355	453,101
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517 shares outstanding: 932,923 shares (Class A, 798,658, Class B, 113,748, Class C, 20,517) as of September 30, 2015 and 905,860 (Class A, 770,658, Class B, 114,685, Class C, 20,517) as of December 31, 2014	3,206,629	3,096,982
Accumulated other comprehensive income (loss)	(41,414)	(29,175)
Accumulated deficit	(1,244,786)	(1,172,115)

Total stockholders’ equity	1,920,429	1,895,692

Total liabilities and stockholders’ equity	$2,237,784	$2,348,793

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Online game	$151,168	$139,372	$461,292	$402,608
Advertising and other	44,569	37,239	117,656	95,255

Total revenue	195,737	176,611	578,948	497,863
Costs and expenses:
Cost of revenue	57,187	53,286	172,588	158,078
Research and development	78,416	100,113	276,832	291,419
Sales and marketing	43,549	44,005	116,507	115,466
General and administrative	25,765	38,536	103,951	128,703

Total costs and expenses	204,917	235,940	669,878	693,666

Income (loss) from operations	(9,180)	(59,329)	(90,930)	(195,803)
Interest income (expense), net	566	841	1,965	2,487
Other income (expense), net	2,285	647	11,843	2,668

Income (loss) before income taxes	(6,329)	(57,841)	(77,122)	(190,648)
Provision for (benefit from) income taxes	(9,381)	(783)	(6,810)	(9,874)

Net income (loss)	$3,052	$(57,058)	$(70,312)	$(180,774)

Net income (loss) per share:
Basic	$0.00	$(0.06)	$(0.08)	$(0.21)

Diluted	$0.00	$(0.06)	$(0.08)	$(0.21)

Weighted average common shares used to compute net income (loss) per share:
Basic	921,116	884,021	910,469	869,178
Diluted	940,032	884,021	910,469	869,178

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$3,052	$(57,058)	$(70,312)	$(180,774)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(16,858)	(21,368)	(12,746)	(3,055)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	129	(272)	507	(409)

Other comprehensive income (loss)	(16,729)	(21,640)	(12,239)	(3,464)

Comprehensive income (loss)	$(13,677)	$(78,698)	$(82,551)	$(184,238)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income (loss)	$(70,312)	$(180,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,349	64,553
Stock-based expense	99,803	93,468
(Gain) loss from sales of investments, assets and other, net	(6,283)	2,131
Tax benefits from stock-based awards	90	—
Excess tax benefits from stock-based awards	(90)	—
Accretion and amortization on marketable securities	4,941	7,783
Deferred income taxes	(9,151)	(10,113)
Changes in operating assets and liabilities:
Accounts receivable, net	2,544	(13,443)
Income tax receivable	(1,712)	3,200
Other assets	(11,860)	(3,860)
Accounts payable	12,226	(5,919)
Deferred revenue	(61,097)	13,838
Other liabilities	(49,360)	20,280

Net cash provided by (used in) operating activities	(47,912)	(8,856)

Investing activities:
Purchases of marketable securities	(101,091)	(617,256)
Sales and maturities of marketable securities	702,017	667,706
Acquisition of property and equipment	(6,847)	(7,078)
Business acquisition, net of cash acquired	(20,023)	(391,711)
Proceeds from sale of property and equipment	750	5,059
Proceeds from sale of equity method investment	10,507	—
Other investing activities, net	—	357

Net cash provided by (used in) investing activities	585,313	(342,923)

Financing activities:
Taxes paid related to net share settlement of equity awards	(1,866)	(963)
Proceeds from employee stock purchase plan and exercise of stock options	7,292	15,728
Excess tax benefits from stock-based awards	90	—
Acquisition related contingent consideration payment	(10,790)	—

Net cash provided by (used in) financing activities	(5,274)	14,765

Effect of exchange rate changes on cash and cash equivalents	(410)	(231)
Net increase (decrease) in cash and cash equivalents	531,717	(337,245)
Cash and cash equivalents, beginning of period	131,303	465,523

Cash and cash equivalents, end of period	$663,020	$128,278

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2015, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, the interim consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods during the three and nine months ended September 30, 2015 for various games resulted in an increase in revenue and income from continuing operations of $7.4 million and $8.2 million, respectively, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recorded $9.9 million of revenue and income from continuing operations in the nine months ended September 30, 2015 due to changes in our estimated average life of durable goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games resulted in a $0.01 per share and $0.02 per share impact on our reported earnings per share for the three and nine months ended September 30, 2015, respectively.

Accounting Policy Updates

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires an acquirer in a business combination to recognize measurement-period adjustments during the period in which adjustment amounts are determined rather than retrospectively, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed as of the acquisition date. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard will be effective for the Company beginning in the first quarter of 2016; however, early adoption is permitted. We do not expect this standard to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as allowing early adoption as of the original effective date. Accordingly, the Company may adopt the standard in either the first quarter of 2017 or 2018. We are currently in the process of evaluating the timing of adoption of ASU 2014-09 as well as the impact on our consolidated financial statements.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$196,828	$86	$(1)	$196,913
Corporate debt securities	214,276	50	(23)	214,303

Total	$411,104	$136	$(24)	$411,216

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$405,049	$68	$(135)	$404,982
Corporate debt securities	611,950	39	(365)	611,624

Total	$1,016,999	$107	$(500)	$1,016,606

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

September 30, 2015
Due within one year	$406,701
After one year through three years	4,515

Total	$411,216

Changes in market interest rates and bond yields caused certain investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of September 30, 2015, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $100.1 million. As of December 31, 2014, we had unrealized losses of $0.5 million related to marketable securities that had a fair value of $621.5 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of September 30, 2015 and December 31, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Spooky Cool Labs LLC (“Spooky Cool Labs”) and Rising Tide Games, Inc. (“Rising Tide Games”). The amount payable is contingent upon the achievement of certain performance milestones. We estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

In the first quarter of 2015, we executed an amended agreement with Spooky Cool Labs. Under the terms of the amended agreement, the maximum amount payable by us is $58.8 million, which includes $53.8 million of contingent consideration and $5.0 million related to bonuses. We paid $53.8 million in the first quarter of 2015 and $5.0 million in the second quarter of 2015 to fully settle the contingent consideration liability balance and bonuses related to Spooky Cool Labs.

In the third quarter of 2015, we acquired Rising Tide Games. Under the terms of the agreement, the contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. The current contingent consideration expected to be earned and payable by us is $21.8 million; however, the maximum contingent consideration that could be earned and payable by us is $140.0 million.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial instruments among the three Levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$475,383	$—	$—	$475,383
U.S. government and government agency debt securities	—	196,913	—	196,913
Corporate debt securities	—	332,276	—	332,276

Total	$475,383	$529,189	$—	$1,004,572

Liabilities:

Contingent consideration	$—	$—	$21,778	$21,778

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$41,595	$—	$—	$41,595
U.S. government and government agency debt securities	—	404,982	—	404,982
Corporate debt securities	—	611,624	—	611,624

Total	$41,595	$1,016,606	$—	$1,058,201

Liabilities:

Contingent consideration	$—	$—	$44,420	$44,420

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer equipment	$120,586	$141,946
Software	32,108	31,778
Land	89,130	89,130
Building	195,296	194,574
Furniture and fixtures	10,794	10,616
Leasehold improvements	10,626	9,694

	458,540	477,738
Less accumulated depreciation	(178,005)	(179,819)

Total property and equipment, net	$280,535	$297,919

5. Acquisitions

On September 11, 2015, we acquired Rising Tide Games, a provider of social games that we plan to use to release new social casino titles, for purchase consideration of approximately $44.2 million, which consisted of cash paid of $22.4 million and contingent consideration with a fair value of $21.8 million as of September 30, 2015. The contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date and could be up to $140.0 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3 – Fair Value.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired from Rising Tide Games (in thousands, unaudited):

Total
Developed technology, useful life of 5 years	$27,000
Net tangible assets acquired (liabilities assumed)	2,445
Goodwill	25,050
Deferred tax liabilities	(10,300)

Total	$44,195

Goodwill, which is not deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The information above provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however, the preliminary measurements of fair value are subject to change including in the area of income taxes payable and deferred taxes which may change subject to the completion of certain tax returns.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2014 to September 30, 2015 are as follows (in thousands):

Goodwill – December 31, 2014	$650,778
Additions	25,050
Foreign currency translation adjustments (1)	(11,292)
Goodwill adjustments (2)	2,659

Goodwill – September 30, 2015	$667,195

(1)	The decrease is primarily related to translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British pounds.
(2)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired (assumed) and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets as of September 30, 2015 are as follows (in thousands):

	September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$176,562	$(112,474)	$64,088
Trademarks, branding and domain names	16,292	(8,938)	7,354
Acquired lease intangibles	5,708	(4,653)	1,055

Total	$198,562	$(126,065)	$72,497

The details of our acquisition-related intangible assets as of December 31, 2014 are as follows (in thousands):

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$151,376	$(94,560)	$56,816
Trademarks, branding and domain names	16,292	(7,861)	8,431
Acquired lease intangibles	5,708	(4,094)	1,614

Total	$173,376	$(106,515)	$66,861

These assets were, and continue to be, amortized on a straight-line basis. As of September 30, 2015, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2015	$7,815
2016	29,567
2017	11,330
2018 and thereafter	17,665

Total	$66,377

7. Income Taxes

The benefit from income taxes increased by $8.6 million and decreased by $3.1 million in the three and nine months ended September 30, 2015, respectively, as compared to the same periods of the prior year. The increase in the three months ended September 30, 2015 is primarily attributable to the tax impact of the Rising Tide Games purchase accounting of $10.3 million, offset by an increase in tax expense of $1.7 million related to changes in our jurisdictional mix of earnings. The decrease in the nine months ended September 30, 2015 is primarily attributable to the excess of the tax impact of the Rising Tide Games purchase accounting in the third quarter of 2015 over the release of the valuation allowance associated with the 2013 Federal research and development credit in the first quarter of 2014 of $2.5 million, offset by changes in our jurisdictional mix of earnings of $5.6 million.

Purchase accounting for the Rising Tide Games acquisition required the establishment of a deferred tax liability related to the book-tax basis differences of identifiable intangible assets. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of a portion of our U.S. valuation allowance recorded in our Statement of Operations.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued accounts payable	24,417	17,542
Accrued compensation liability	11,050	26,113
Accrued restructuring liability	5,212	7,214
Other current liabilities	18,862	20,955
Accrued escrow for acquisitions	—	47,906
Contingent consideration liability	—	44,420

Total other current liabilities	$59,541	$164,150

Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and revenue sharing arrangements.

9. Restructuring

During the nine months ended September 30, 2015 we recorded a total restructuring charge of $16.7 million which was classified within our consolidated statement of operations as follows: Cost of Revenue $0.7 million, Research and Development $9.7 million, Sales and Marketing $0.8 million, and General and Administrative $5.5 million.

Q2 2015 Restructuring Plan

During the three months ended June 30, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force as part of the overall plan to reduce the Company’s long term cost structure. As a result of this restructuring, we recorded a charge of $12.6 million in the nine months ended September 30, 2015, which is included in operating expenses in our consolidated statement of operations. The $12.6 million restructuring charge is comprised of $10.6 million of employee severance costs and $2.0 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.4 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations. The remaining liability related to our Q2 2015 restructuring plan as of September 30, 2015 was $0.5 million and is expected to be paid out over the next 0.3 years.

The following table presents the activity for the three months ended June 30, 2015 and the three and nine months ended September 30, 2015 related to the Q2 2015 restructuring plan (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2015	September 30, 2015	September 30, 2015
Restructuring liability - beginning of period	$—	$1,860	$—
Restructuring expense and adjustments	12,282	367	12,649
Cash payments	(10,422)	(1,736)	(12,158)

Restructuring liability (Q2 2015 Plan) - end of period	$1,860	$491	$491

Q1 2015 Restructuring Plan

During the three months ended March 31, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force and closure of the Beijing, China office as part of the overall plan to reduce the Company’s long term cost structure. As a result of this restructuring, we recorded a charge of $3.8 million in the nine months ended September 30, 2015, which is included in operating expenses in our consolidated statement of operations. The $3.8 million restructuring charge in the nine months ended September 30, 2015 is comprised of $2.5 million of employee severance costs and $1.3 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.1 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations.

The following table presents the activity for the three months ended March 31, 2015 and June 30, 2015 and the nine months ended September 30, 2015 related to the Q1 2015 restructuring plan (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015
Restructuring liability - beginning of period	$—	$330	$—
Restructuring expense and adjustments	3,241	542	3,783
Cash payments	(2,911)	(872)	(3,783)

Restructuring liability (Q1 2015 Plan) - end of period	$330	$—	$—

There is no remaining liability for the Q1 2015 restructuring plan as of September 30, 2015.

Q1 2014 Restructuring Plan

The following table presents the activity for the three months ended March 31, 2015 and June 30, 2015 and the three and nine months ended September 30, 2015 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Restructuring liability - beginning of period	$10,009	$8,082	$6,663	$10,009
Restructuring expense and adjustments	189	30	33	252
Cash payments	(2,116)	(1,449)	(1,491)	(5,056)

Restructuring liability (Q1 2014 Plan) - end of period	$8,082	$6,663	$5,205	$5,205

The remaining liability of $5.2 million is expected to be paid out over the next 1.3 years.

Other Plans

The following table presents the activity for the three months ended March 31, 2015 and June 30, 2015 and the three and nine months ended September 30, 2015 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Restructuring liability - beginning of period	$2,857	$1,957	$1,933	$2,857
Restructuring expense and adjustments	31	—	19	50
Cash payments	(931)	(24)	(1,168)	(2,123)

Restructuring liability (2013 Plan) - end of period	$1,957	$1,933	$784	$784

The remaining liability of $0.8 million is expected to be paid out over the next 2.1 years.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Cost of revenue	$991	$1,110	$2,835	$3,391
Research and development	22,308	24,281	70,485	60,293
Sales and marketing	2,045	1,187	5,181	4,505
General and administrative	5,092	9,717	21,302	25,279

Total stock-based expense	$30,436	$36,295	$99,803	$93,468

The following table shows stock option activity for the nine months ended September 30, 2015 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2014	39,460	$2.22	$47,347	6.74
Granted	300	2.99
Forfeited and cancelled	(11,355)	3.37
Exercised	(3,071)	0.46

Balance as of September 30, 2015	25,334	$1.93	$31,980	5.71

The following table shows a summary of ZSU activity for the nine months ended September 30, 2015 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
	Shares	Fair Value	Unvested ZSUs
Unvested as of December 31, 2014	69,883	$3.64	$185,889
Granted	33,747	2.80
Vested	(21,015)	4.04
Forfeited and cancelled	(21,717)	3.22

Unvested as of September 30, 2015	60,898	$3.18	$138,847

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2015 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of June 30, 2015	$(24,669)	$(16)	$(24,685)
Other comprehensive income (loss) before reclassifications	(16,858)	130	(16,728)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)

Net current-period other comprehensive income (loss)	(16,858)	129	(16,729)

Balance as of September 30, 2015	$(41,527)	113	(41,414)

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of December 31, 2014	$(28,781)	$(394)	$(29,175)
Other comprehensive income (loss) before reclassifications	(12,746)	540	(12,206)
Amounts reclassified from accumulated other comprehensive income	—	(33)	(33)

Net current-period other comprehensive income (loss)	(12,746)	507	(12,239)

Balance as of September 30, 2015	$(41,527)	113	(41,414)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2015			2014
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$2,607	377	68	$(48,121)	$(7,613)	$(1,324)
Weighted-average common shares outstanding	786,768	113,831	20,517	745,558	117,946	20,517

Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.06)	$(0.06)	$(0.06)

DILUTED:
Net income (loss) attributable to common stockholders	$2,607	377	68	$(48,121)	$(7,613)	$(1,324)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	68	—	—	(1,324)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	377	—	—	(7,613)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	27	(1)	—	—	—

Net income (loss) attributable to common stockholders-diluted	$3,052	$404	$67	$(57,058)	$(7,613)	$(1,324)

Weighted-average common shares outstanding-basic	786,768	113,831	20,517	745,558	117,946	20,517
Conversion of Class C to Class A common shares	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares	113,831	—	—	117,946	—	—

Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	11,994	10,446	—	—	—	—
ZSUs	6,922	63	—	—	—	—

Weighted-average common shares outstanding-diluted	940,032	124,340	20,517	884,021	117,946	20,517

Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.06)	$(0.06)	$(0.06)

	Nine Months Ended September 30,
	2015			2014
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(59,922)	$(8,806)	$(1,584)	$(151,292)	$(25,215)	$(4,267)
Weighted-average common shares outstanding	775,926	114,026	20,517	727,425	121,236	20,517

Basic net income per share	$(0.08)	$(0.08)	$(0.08)	$(0.21)	$(0.21)	$(0.21)

DILUTED:
Net income (loss) attributable to common stockholders	$(59,922)	$(8,806)	$(1,584)	$(151,292)	$(25,215)	$(4,267)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,584)	—	—	(4,267)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(8,806)	—	—	(25,215)	—	—

Net income (loss) attributable to common stockholders-diluted	$(70,312)	$(8,806)	$(1,584)	$(180,774)	$(25,215)	$(4,267)

Weighted-average common shares outstanding-basic	775,926	114,026	20,517	727,425	121,236	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	114,026	—	—	121,236	—	—

Number of shares used in diluted net income (loss) per share	910,469	114,026	20,517	869,178	121,236	20,517

Diluted net income (loss) per share	$(0.08)	$(0.08)	$(0.08)	$(0.21)	$(0.21)	$(0.21)

The following weighted-average equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and employee stock purchase plan	9,308	42,726	30,974	43,206
Restricted shares	7,791	13,763	9,102	12,333
ZSUs	40,445	51,550	64,056	56,484

Total	57,544	108,039	104,132	112,023

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities, including data center space. As of September 30, 2015, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2015	$4,871
2016	23,594
2017	14,233
2018	13,104
2019	13,260
2020 and thereafter	21,918

$90,980

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and licensed intellectual property. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of September 30, 2015, are as follows (in thousands):

Year ending December 31:
2015	$4,417
2016	20,464
2017	13,110
2018	1,382
2019	330
2020 and thereafter	300

$40,003

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of September 30, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

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

Pursuant to court order, a mediation session was conducted before the Honorable Edward Infante (Ret.) on August 4, 2015. The parties reached an agreement in principle to settle In re Zynga Inc. Securities Litigation as to all defendants for $23.0 million. The parties negotiated and executed a final stipulation of settlement and on October 2, 2015, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. In response to issues raised by the Court at an October 8, 2015 and in an October 9, 2015 order, on October 15, 2015, lead plaintiff’s counsel revised the papers in support of preliminary approval and filed a supplemental submission in support of lead plaintiff’s unopposed motion for preliminary approval of the settlement. On October 27, 2015, the Court granted preliminary approval of the class action settlement. The settlement, which is subject to notice to the class and further court approval at a final fairness hearing scheduled on January 28, 2016, would be funded entirely by insurance and lead to the dismissal of all claims against the defendants. Accordingly there would be no impact to Zynga’s financial statements if the final settlement is consistent with the current agreement. Given its preliminary nature, it remains possible that the settlement may not result in a final settlement, and that the assessment of the possibility of loss or adverse effect on our financial condition, if any, could therefore change in the near term.

In addition, a purported securities class action captioned Reyes v. Zynga Inc., et al. was filed on August 1, 2012, in San Francisco County Superior Court. Subsequent to various proceedings, on February 11, 2015, the court granted plaintiff’s request for voluntary dismissal of the action with prejudice as to the named plaintiff’s claims and without prejudice as to the claims of any other members of the proposed class.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the defendants filed motions to dismiss the amended complaint and a motion to stay discovery while the motions to dismiss were pending. On November 14, 2014, the court denied the motion to dismiss brought by Zynga and the directors and granted the motion to dismiss brought by the underwriters who had been named as defendants. The Court endorsed a stipulation setting a briefing schedule for plaintiff’s motion for class certification. Plaintiff’s motion was filed on July 13, 2015. Briefing on the motion for class certification is complete and a hearing has been scheduled for November 20, 2015. On June 24, 2015, certain of the defendants filed a motion for relief from the court’s November 14, 2014 decision denying the defendants’

motion to dismiss the complaint. Briefing on the motion for relief from the court’s November 14, 2014 decision is complete. A hearing date has not been set. On August 19, 2015 the parties agreed to voluntarily dismiss three individual director defendants from the case. Although it is reasonably possible that our assessment of the possibility of loss could change in the near term due to one or more confirming events, the Company believes it has meritorious defenses in the Lee v. Pincus class action and will vigorously defend this action. Furthermore, given that we are in the early stages of the litigation process, we are unable to estimate the range of potential loss, if any.

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

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. Briefing on the motion to stay or dismiss is complete. A hearing on the motion has been scheduled for November 17, 2015.

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

The Company is, at various times, also party to various other legal proceedings and claims which arise in the ordinary course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of such litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We recognize legal expenses as incurred.

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$131,542	$110,308	$379,103	$301,168
All other countries (1)	64,195	66,303	199,845	196,695

Total revenue	$195,737	$176,611	$578,948	$497,863

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	September 30,	December 31,
	2015	2014
United States	$276,893	$294,708
All other countries	3,642	3,211

Total property and equipment, net	$280,535	$297,919

14. Subsequent Events

Share Repurchase Program

In October 2015, our Board of Directors authorized a share repurchase program of up to $200 million of our outstanding Class A common stock that remains in effect until October 2017. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. In connection with the share repurchase program, the Company may adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the program or otherwise in the future.

Changes in Executive Team

On November 3, 2015, Chief Financial Officer David Lee announced his resignation as CFO effective immediately and his departure from the company on December 11, 2015. Zynga has initiated a search for a replacement CFO and until a new CFO is appointed, Michelle Quejado, Zynga’s Chief Accounting Officer, will serve as interim CFO effective immediately.

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

Overview

We are a leading social game developer with approximately 75 million average MAUs for the three months ended September 30, 2015. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

On February 11, 2014, we completed the acquisition of 100% of the equity interests of NaturalMotion. NaturalMotion’s shareholders and vested option holders received an aggregate of $391 million in cash and 39.8 million shares of our Class A common stock. NaturalMotion possesses industry leading technology and tools and its proven simulation technologies have powered some of the biggest console games and blockbuster movies. Zynga’s acquisition of NaturalMotion expanded our creative pipeline into two new consumer categories – People Simulation and Racing – and provided Zynga with cutting-edge technology and tools, including Euphoria.

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

In 2015, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the three months ended September 30, 2015 and 2014 we estimate that we generated 69% and 55% of our bookings, respectively, from mobile platforms while 28% and 41% of our bookings, respectively, were generated from the Facebook platform. Facebook is still the largest single payment platform for our games and we generate a significant portion of our revenue through the Facebook platform. For the three months ended September 30, 2015 and 2014, we estimate that 64% and 48% of our revenue, respectively, was generated through mobile platforms, while 32% and 48% of our revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Revenue to Bookings:
Revenue	$195,737	$176,611	$578,948	$497,863
Change in deferred revenue	(19,758)	(1,123)	(61,097)	14,085

Bookings	$175,979	$175,488	$517,851	$511,948

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Income (Loss) to Adjusted
EBITDA:
Net income (loss)	$3,052	$(57,058)	$(70,312)	$(180,774)
Provision for (benefit from) income taxes	(9,381)	(783)	(6,810)	(9,874)
Other income (expense), net	(2,285)	(647)	(11,843)	(2,668)
Interest income (expense), net	(566)	(841)	(1,965)	(2,487)
Restructuring expense, net	416	287	16,732	27,672
Gain (loss) on legal settlements	(1,681)	—	(1,681)	—
Depreciation and amortization	11,287	19,283	42,349	64,553
Acquisition-related transaction expenses	895	—	895	6,425
Contingent consideration fair value adjustment	—	6,750	9,400	20,100
Stock-based expense	30,436	36,295	99,803	93,468
Change in deferred revenue	(19,758)	(1,123)	(61,097)	14,085

Adjusted EBITDA	$12,415	$2,163	$15,471	$30,500

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

•	bookings and adjusted EBITDA do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of durable virtual goods or as virtual goods are consumed;

•	adjusted EBITDA does not reflect income tax expense;

•	adjusted EBITDA does not include other income (expense) net, which includes foreign exchange gains and losses and interest income;

•	adjusted EBITDA excludes depreciation and amortization and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not include the impairment of intangible assets previously acquired, contingent consideration fair value adjustments, acquisition-related transaction expenses or restructuring expense;

•	adjusted EBITDA does not include gains and losses associated with significant legal settlements; and

•	other companies, including companies in our industry, may calculate bookings and adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

The table below shows average DAUs, MAUs, MUPs and ABPU for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014 Revised (1)	2014 As Reported	2015	2014 Revised (1)	2014 As Reported
	(users and payers in millions)
Average DAUs	19	24	26	22	26	28
Average MAUs	75	103	112	86	114	122
Average MUPs (2)	0.9	1.2	1.3	1.0	1.3	1.5
ABPU	$0.100	$0.079	$0.073	$0.089	$0.071	$0.068

(1)	For comparative purposes, DAUs, MAUs, MUPs and ABPU for the three and nine months ended September 30, 2014 have been revised to reflect the updated definitions for our key operating metrics to reduce duplication.
(2)	MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUPS.

In the third quarter of 2015, the company made a subsequent modification to its calculations of MUU to further reduce duplication of users of both web and mobile platforms and to correct an error in calculating the third quarter of 2014 MUU which resulted in MUU for that period to be understated by 0.3 million users. The table below shows the revised and reported average MUUs for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
		2014	2014			2014	2014
	2015	Subsequent Revision in Q3 2015(4)	Initial Revision in Q1 2015(3)	2014 As Reported	2015	Subsequent Revision in Q3 2015(4)	Initial Revision in Q1 2015(3)	2014 As Reported
	(users in millions)
Average MUUs (5)	51	66	65	77	60	72	75	83

(3)	MUUs for the three and nine months ended September 30, 2014 were initially revised in the first quarter of 2015 to reflect the updated definitions for our key operating metrics to reduce duplication.
(4)	MUUs for the three and nine months ended September 30, 2014 were subsequently revised in the third quarter of 2015 to further reduce duplication of users of both web and mobile platforms and to correct an error in calculating the third quarter of 2014 MUU which resulted in MUU for that period to be understated by 0.3 million users.
(5)	MUUs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUUs.

Average DAUs, MAUs and MUUs declined when comparing the three months ended September 30, 2015 and 2014. The declines in users for our existing games have exceeded the contribution to these metrics from newer titles such as FarmVille 2: Country Escape. ABPU increased in the third quarter of 2015 compared to the third quarter of 2014 due to a faster decline in DAUs in those periods than the decline in bookings. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014 Revised (1)	Sep 30, 2014 Revised (1)
Average monthly unique payer bookings (in thousands) (2)	$40,780	$42,488	$41,352	$41,323	$43,739
Average MUPs (in millions) (3)	0.9	1.0	1.1	1.0	1.2
Monthly unique payer bookings per MUP (4)	$47	$44	$38	$41	$38

	For the Three Months Ended:
	Dec 31, 2014 As Reported	Sep 30, 2014 As Reported	Jun 30, 2014 As Reported
Average monthly unique payer bookings (in thousands) (2)	$41,323	$43,739	$44,844
Average MUPs (in millions) (3)	1.1	1.3	1.7
Monthly unique payer bookings per MUP (4)	$37	$33	$27

(1)	For comparative purposes, average MUPs for 2014 have been revised to reflect the updated definitions for our key operating metrics to eliminate known instances of duplication of unique individuals who play on different social networks or platforms. As a result, monthly unique payer bookings per MUP have also been revised for 2014.
(2)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising and NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja).
(3)	MUPs exclude payers of NaturalMotion legacy games as our systems are unable to distinguish whether a player of a NaturalMotion legacy game is also a player of a Zynga game. We exclude payers of NaturalMotion legacy games to avoid potential double counting of MUPs.
(4)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs. This calculation excludes MUP data for NaturalMotion legacy games.

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

Recent Developments

•	Acquisition of Rising Tide Games. In the third quarter of 2015, we acquired Rising Tide Games, a provider of social casino games, for mobile and web platforms, for purchase consideration of approximately $44.2 million in cash and contingent consideration. We acquired Rising Tide Games to expand our footprint in the social casino games space.

•	Game Launches and Updates. In the third quarter 2015, we launched Mountain Goat Mountain for mobile platforms. We also launched a localized version of Words With Friends in six new languages, including Spanish, French, German and Italian.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.079 in the three months ended September 30, 2014 to $0.100 in the three months ended September 30, 2015 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the first quarter of 2014, we completed the acquisition of NaturalMotion, the maker of Clumsy Ninja and CSR Racing. This allowed us to enter into two new consumer categories – People Simulation and Racing – and our future success is dependent upon our ability to leverage the games, workforce and technology we acquired.

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

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue by type:
Online game	$151,168	$139,372	8%	$461,292	$402,608	15%
Advertising and other	44,569	37,239	20%	117,656	95,255	24%

Total revenue	$195,737	$176,611	11%	$578,948	$497,863	16%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total revenue increased $19.1 million in the third quarter of 2015, as compared to the same period of the prior year, while bookings increased by $0.5 million in the third quarter of 2015, compared to the same period of the prior year. ABPU increased from $0.079 in the third quarter of 2014 to $0.100 in the third quarter of 2015, while average DAUs decreased from 24 million in the third quarter of 2014 to 19 million in the third quarter of 2015 and average MUPs decreased from 1.2 million in the third quarter of 2014 to 0.9 million in the third quarter of 2015.

Online game revenue increased $11.8 million in the third quarter of 2015 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from Wizard of Oz Slots, FarmVille 2: Country Escape and Hit It Rich! Slots in the amounts of $18.1 million, $15.0 million and $6.2 million, respectively. Online game revenue increased for Wizard of Oz Slots and FarmVille 2: Country Escape as these games were launched in November 2014 and April 2014, respectively, while online game revenue increased for Hit It Rich! Slots as the game did not launch on all platforms and devices until May 2014. As we recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, revenue for these games in the third quarter of 2015 includes amortization of prior period deferred revenue. The overall increases in online game revenue were partially offset by decreases in online game revenue from FarmVille 2, Zynga Poker (web) and FarmVille in the amounts of $5.6 million, $4.8 million and $4.1 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. Moreover, there was a $4.5 million decrease in online game revenue for Ayakashi as this game was discontinued in the second quarter of 2015. All other games accounted for the remaining net decrease of $8.5 million.

The increase in online game revenue in the third quarter of 2015 is also attributable to changes in estimated average durable life of virtual goods. During the three months ended September 30, 2015, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from continuing operations of $7.4 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. This change in estimate resulted in a $0.01 per share impact on our reported earnings per share for the third quarter of 2015. For the same period in the prior year, there was no material impact to revenue recognized for changes in our estimated average life of durable goods.

International revenue as a percentage of total revenue was 33% in the third quarter of 2015 and 38% in the third quarter of 2014.

In the three months ended September 30, 2015, FarmVille 2, Zynga Poker, Hit It Rich! Slots, FarmVille 2: Country Escape and Wizard of Oz Slots were our top revenue-generating games and comprised 21%, 17%, 16%, 14% and 12%, respectively, of our online game revenue for the period. In the three months ended September 30, 2014, FarmVille 2, Zynga Poker and Hit It Rich! Slots were our top revenue-generating games and comprised 27%, 22%, and 12%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 47% of online game revenue in the third quarter of 2015 and 40% of online game revenue in the third quarter of 2014. Durable virtual goods accounted for 53% of online game revenue in the third quarter of 2015 and 60% of online game revenue in the third quarter of 2014. The estimated weighted average life of durable virtual goods was 10 months in the third quarter of 2015 compared to 13 months in the third quarter of 2014.

Advertising and other revenue increased $7.3 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to a $5.5 million increase in in-game display ads and a $2.6 million increase in in-game offers, engagement ads and other advertising revenue, offset by a $0.8 million decrease in in-game sponsorships.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total revenue increased $81.1 million in the nine months ended September 30, 2015 as compared to the same period of the prior year and bookings increased by $5.9 million in the nine months ended September 30, 2015, compared to the same period of the prior year. ABPU increased from $0.071 in the nine months ended September 30, 2014 to $0.089 in the nine months ended September 30, 2015, while average DAUs decreased from 26 million in the nine months ended September 30, 2014 to 22 million in the nine months ended September 30, 2015 and average MUPs decreased from 1.3 million in nine months ended September 30, 2014 to 1.0 million in the nine months ended September 30, 2015.

Online game revenue increased $58.7 million in the nine months ended September 30, 2015 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from FarmVille 2: Country Escape, Hit It Rich! Slots and Wizard of Oz Slots in the amounts of $62.8 million, $44.7 million and $39.6 million, respectively. Online game revenue increased for FarmVille 2: Country Escape and Wizard of Oz Slots as these games were launched in April 2014 and November 2014, respectively, while online game revenue increased for Hit It Rich! Slots as the game did not launch on all platforms and devices until May 2014. As we recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying players for the applicable game, revenue for these games for the nine months ended September 30, 2015 includes amortization of prior period deferred revenue. The overall increases in online game revenue were partially offset by a decrease in online game revenue from FarmVille 2, FarmVille and Zynga Poker (web) in the amounts of $28.1 million, $16.4 million and $11.9 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. Moreover, there was a $10.9 million decrease in online game revenue for Ayakashi as this game was discontinued in the second quarter of 2015. All other games accounted for the remaining net decrease of $21.1 million.

The increase in online game revenue in the nine months ended September 30, 2015, is also attributable to changes in estimated average durable life of virtual goods. During the nine months ended September 30, 2015, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from continuing operations of $8.2 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable goods resulted in a decrease of revenue of $0.8 million. We also recognized $9.9 million of revenue and income from continuing operations in the nine months ended September 30, 2015 due to changes in our estimated average life of durable goods for games that will be discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games resulted in a $0.02 per share impact on our reported earnings per share for the nine months ended September 30, 2015.

International revenue as a percentage of total revenue was 35% in the nine months ended September 30, 2015 and 40% in the nine months ended September 30, 2014.

In the nine months ended September 30, 2015, FarmVille 2, Zynga Poker, FarmVille 2: Country Escape, and Hit It Rich! Slots were our top revenue-generating games and comprised 20%, 18%, 15% and 15%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2014, FarmVille 2 and Zynga Poker were our top revenue-generating games and comprised 29% and 24%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 44% of online game revenue in the nine months ended September 30, 2015 and 37% of online game revenue in the nine months ended September 30, 2014. Durable virtual goods accounted for 56% of online game revenue in the nine months ended September 30, 2015 and 63% of online game revenue in the nine months ended September 30, 2014. The estimated weighted average life of durable virtual goods was 11 months in the nine months ended September 30, 2015 compared to 12 months in the nine months ended September 30, 2014.

Advertising and other revenue increased $22.4 million in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due a $28.8 million increase in in-game display ads as a result of better optimization on mobile platforms and a $7.5 million increase in in-game offers, engagement ads and other advertising revenue, offset by a $12.1 million decrease in licensing revenue driven by the final licensing payment from a strategic partner in 2014 and a $1.8 million decrease in in-game sponsorships.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue	$57,187	$53,286	7%	$172,588	$158,078	9%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Cost of revenue increased $3.9 million in the third quarter of 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $4.7 million increase in payment processing fees from bookings generated from mobile payment processors, a $2.5 million increase in royalty expense for licensed intellectual property and a $5.9 million increase in hosting costs due to data center migration, offset by a $6.1 million decrease in depreciation expense due to the consolidation of data center facilities and a $1.5 million decrease in headcount-related expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cost of revenue increased $14.5 million in the nine months ended September 30, 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $22.5 million increase in payment processing fees primarily from bookings generated from mobile payment processors, a $10.0 million increase in royalty expense for licensed intellectual property and a $6.5 million increase in third party hosting costs due to data center migration, offset by a $20.2 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Research and development	$78,416	$100,113	(22%)	$276,832	$291,419	(5%)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Research and development expenses decreased $21.7 million in the third quarter of 2015 as compared to the same period of the prior year. The decrease was primarily attributable to an $11.9 million decrease in headcount-related expense, $6.8 million of expense recorded in the third quarter of 2014 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs and a $2.0 million decrease in stock-based expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Research and development expenses decreased $14.6 million in the nine months ended September 30, 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $14.6 million decrease in headcount-related expense and $10.7 million less expense in 2015 to reflect the change in estimated fair value of the contingent consideration liability of Spooky Cool Labs (the liability was settled in full in the first quarter of 2015), offset by a $10.2 million increase in stock-based expense primarily from grants related to the NaturalMotion acquisition in February 2014.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$43,549	$44,005	(1%)	$116,507	$115,466	1%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Sales and marketing expenses decreased $0.5 million in the third quarter of 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $3.4 million decrease in marketing costs, offset by a $2.0 million increase in player acquisition costs and a $0.9 million increase in stock-based expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Sales and marketing expenses increased $1.0 million in the nine months ended September 30, 2015 as compared to the same period of the prior year primarily due to a $2.2 million increase in marketing software costs, offset by a $1.1 million decrease in headcount-related expense.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$25,765	$38,536	(33%)	$103,951	$128,703	(19%)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

General and administrative expenses decreased $12.8 million in the third quarter of 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $4.6 million decrease in stock-based expense, a $3.6 million decrease in third party consulting expense and a $2.8 million decrease in headcount-related expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

General and administrative expenses decreased $24.8 million in the nine months ended September 30, 2015 as compared to the same period of the prior year. The decrease was primarily attributable to an $11.8 million decrease in third party consulting expense, a $9.8 million decrease in restructuring expense and a $4.0 million decrease in stock-based expense, offset by a $2.5 million increase in software and other IT related costs.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$2,285	$647	NM	$11,843	$2,668	NM

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Other income (expense) net increased by $1.6 million in the third quarter 2015 as compared to the same period of the prior year. The increase was primarily attributed to a $0.7 million gain on sale of equipment in the third quarter of 2015 and a $0.7 million loss on an equity investment in the third quarter of 2014, which was sold in the first quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Other income (expense), net increased $9.2 million in the nine months ended September 30, 2015 as compared to the same period of the prior year primarily due to a $8.6 million increase in other income which is primarily related to the sale of an equity investment in the first quarter of 2015 and a $1.3 million increase in sublease rental income.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(9,381)	$(783)	NM	$(6,810)	$(9,874)	(31%)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The benefit from income taxes increased by $8.6 million in the three months ended September 30, 2015, as compared to the same period of the prior year. The increase in the three months ended September 30, 2015 is primarily attributable to the tax impact of the Rising Tide Games purchase accounting of $10.3 million, offset by an increase in tax expense of $1.7 million related to changes in our jurisdictional mix of earnings.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The benefit from income taxes decreased by $3.1 million in the nine months ended September 30, 2015 as compared to the same period of the prior year. The decrease in the nine months ended September 30, 2015 is primarily attributable to the excess of the tax impact of the Rising Tide Games purchase accounting in the third quarter of 2015 over the release of the valuation allowance associated with the 2013 Federal research and development credit in the first quarter of 2014 of $2.5 million, offset by changes in our jurisdictional mix of earnings of $5.6 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(6,847)	$(7,078)
Depreciation and amortization	42,349	64,553
Cash flows provided by (used in) operating activities	(47,912)	(8,856)
Cash flows provided by (used in) investing activities	585,313	(342,923)
Cash flows provided by (used in) financing activities	(5,274)	14,765

As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $1.07 billion, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities.

Operating Activities

After our net loss of $70.3 million is adjusted to exclude non-cash items, operating activities used $47.9 million of cash during the nine months ended September 30, 2015. Significant non-cash items included stock-based expense of $99.8 million and depreciation and amortization of $42.3 million. Changes in our operating assets and liabilities declined $109.3 million for the nine months ended September 30, 2015 primarily due to a $61.1 million decrease in deferred revenue and a $33.6 million payment to settle the contingent consideration liability for Spooky Cool Labs in the first quarter of 2015 (the remaining payment to settle the full contingent consideration liability is included in financing activities and net loss in the amounts of $10.8 million and $9.4 million, respectively).

Investing Activities

Investing activities provided $585.3 million during the nine months ended September 30, 2015. The primary inflows of cash were due to $600.9 million of sales and maturities of marketable securities, net of purchases and $10.5 million from the sale of an equity method investment in the first quarter of 2015, offset by the acquisition of Rising Tide Games in September 2015 for $20.0 million, net of cash acquired.

Financing Activities

Financing activities used approximately $5.3 million during the nine months ended September 30, 2015. The primary outflow of cash was due to a $10.8 million payment to settle the contingent consideration liability for Spooky Cool Labs (the remaining payment to settle the full contingent consideration liability is included in changes in operating liabilities and net loss in the amounts of $33.6 million and $9.4 million, respectively), offset by $7.3 million of proceeds from employee stock purchase plan and exercise of stock options.

Credit Facility

In June 2013, we amended and restated our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term of our amended agreement to expire in June of 2018. The interest rate for the credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of September 30, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants. On July 1, 2015, we made a further, technical amendment to our credit agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2015 or in any prior periods.

Contractual Obligations

	Payments due by period
	Total	2015	2016-2017	2018-2019	Thereafter
Lease commitments	90,980	4,871	37,827	26,364	21,918
Other purchase commitments	40,003	4,417	33,574	1,712	300
Contingent consideration liability (1)	21,780	—	12,330	9,450	—

Total contractual obligations	$152,763	$9,288	$83,731	$37,526	$22,218

(1)	This amount represents the estimated fair value of the contingent consideration that could become payable in connection with our acquisition of Rising Tide Games. This number may change over time as we continue to evaluate the likelihood of payment of the contingent consideration. Under the terms of the agreement, the maximum amount that could be earned and payable by us is $140.0 million.

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Lease commitments

We have entered into operating leases for facilities, including data center space.

Other purchase commitments

We have entered into several contracts for hosting of data systems and services and licensed intellectual property.

Contingent consideration liability

Contingent consideration liability represents the estimated fair value of additional consideration payable in connection with our acquisition of Rising Tide Games.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2015.

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.*

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We recently launched Empires & Allies, FarmVille: Harvest Swap and Black Diamond Casino, and expect to launch a new mobile slots title from the Hit It Rich! team in the fourth quarter of 2015. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. As our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase. We may also encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced a delay in the introduction of Looney Tunes Dash! which had a negative impact on our financial results for the fourth quarter of 2014. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Action Strategy, Casual and Invest Express. In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

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

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

We previously announced that we would launch six to ten new mobile games in 2015, including games in new categories. We subsequently revised this estimate first to six to eight new mobile games in 2015, and then again to six new mobiles games in 2015. We recently revised it a third time to 5 new mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Action Strategy, Casual and Invest Express. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games on schedule or our games do not monetize well, our business, revenue and bookings will be negatively impacted.

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

In particular, it is difficult to predict when bookings from one of our games will begin to decline, the decay rate for any particular game, which is the speed at which the popularity and player usage for a game declines and the commercial success of our new games. Our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods than we expect to meet our quality standards. For example, our experience in 2014 launches has caused us to extend soft launch periods for our games during 2015, including a move in the launch of Dawn of Titans and CSR2 from 2015 to 2016, which results in a delay in significant bookings for the games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

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

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. We previously announced that we would launch six to ten new mobile games in 2015, including games in new categories. We subsequently revised this estimate first to six to eight new mobile games in 2015, and then again to six new mobile games in 2015. We recently revised it a third time to 5 mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Action Strategy, Casual and Invest Express. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended September 30, 2015, we had approximately 0.9 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available and excluding NaturalMotion legacy games), who represent approximately 1 percent of our total players during the three months ended September 30, 2015. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 27% percent from 103 million in the third quarter of 2014 to 75 million in the third quarter of 2015. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

A large portion of our business is dependent upon, and our bookings and revenues are derived from, the Facebook platform, and Facebook in many cases has the unilateral ability to interpret its policies and terms and conditions for applications and developers.*

Facebook is currently the largest payment platform for our games. To date, we have derived a significant portion of our bookings (28% in the three months ended September 30, 2015) and revenue (32% in the three months ended September 30, 2015) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform.

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

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers, which in many cases have the unilateral ability to interpret their policies and terms and conditions for applications and developers.*

Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are distributed on these platforms and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the third quarter of 2015, 69% of our bookings was generated through mobile platforms. We are subject to the standard policies and terms of service of these third party platforms, which govern the promotion, distribution and operation of games on the platform and can be changed by the platform providers, in their sole discretion, at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

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

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but many elements of this system are operated by third parties that we do not control and which would require significant time and potential expense to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service would harm our reputation and operations. We have suffered interruptions in service when releasing new software versions or bug fixes for specific games in the past and if any such interruption were significant it could harm our business or reputation. We expect to continue to maintain our technology infrastructure to maintain and improve our player experience and game performance. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

We rely on third party hosting and cloud computing providers to operate certain aspects of our business. Any disruption of or interference with our use of these hosting and cloud computing services would impact our operations and adversely impact our business.*

Third parties provide us with distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service, as well as other hosting services. Recently, we migrated a significant portion of our computing to run on hosting services provided by third parties and cloud computing services run by third parties, such as Amazon Web Services. We continue to migrate additional computing to third party hosting and cloud computing services, and we have architected our software and computer systems to utilize data processing, storage capabilities and other services provided by third party hosting and cloud computing providers. Any disruption of or interference with our use of hosting cloud computing services provided by third parties could impact our operations, and our business could be adversely impacted.

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

Our acquisition of NaturalMotion is significant, and the anticipated benefits of the acquisition could be impacted by a number of risks specific to NaturalMotion’s business, as well as by risks related to the integration process.*

On February 11, 2014, we completed our acquisition of NaturalMotion. The process of integrating NaturalMotion’s operations into our operations could result in unforeseen operating difficulties, absorb significant management attention, and require significant resources that would otherwise have been available for the ongoing development of our existing operations. If we are unsuccessful in addressing these risks and challenges, our business and prospects would be harmed. Particular significant risks and challenges include, but are not limited to:

•	the potential lack of employee retention stemming from the acquisition;

•	that NaturalMotion’s games may not succeed or perform as we anticipated;

•	that NaturalMotion’s pipeline of future products under development, including Dawn of Titans and CSR2, may take longer than predicted to develop and launch or may fail to launch at all. For example, we recently announced that the previously anticipated 2015 launches of Dawn of Titans and CSR2 are being moved to 2016;

•	the difficulty of integrating our and NaturalMotion’s tools and technology into each other’s current and future mobile products; and

•	the risk that the implementation of our existing models and mechanics fails to enhance NaturalMotion’s products.

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

Challenges and risks from such investments and acquisitions include:

•	negative effects on products and product pipeline from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention away from our business;

•	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;

•	significant competition from other game companies as the social game industry consolidates;

•	the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;

•	the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment from certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;

•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•	the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that do not historically follow U.S. GAAP;

•	the fact that we may be required to pay contingent consideration in excess of the initial fair value; and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;

•	under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;

•	risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Our international operations are subject to increased challenges and risks” elsewhere in this Quarterly Report on Form 10-Q;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, players and other suppliers as a result of integration of new businesses;

•	in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for, or other obligations related to, a product that has not met expectations;

•	our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•	liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $209 million in 2012, a net loss of $37 million in 2013 and a net loss of $226 million in 2014. As of September 30, 2015, we had an accumulated deficit of $1.2 billion.

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

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We have seen significant turnover in our management team in 2015, including the recent resignation of a Chief Financial Officer. Our Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology and the continued retention of the remaining senior management team is important to our transition. We do not have employment agreements, other than offer letters, with our senior management team and we do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our Chief Executive Officer or other members of senior management could harm our business.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2015, approximately 29% of our employees had been with us for less than one year and approximately 55% for less than two years.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates.*

As of September 30, 2015, we had $1.0 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6– “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We use licensed intellectual property as a creative asset in certain games such as Looney Tunes Dash!, Hit it Rich! Slots and Wizard of Oz Slots and have built many of our games on proprietary source code, such as Unity.

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

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include. If new casino-themed regulations are imposed certain of our casino-themed games, including Zynga Poker, Zynga Poker Classic, Hit it Rich! Slots and Wizard of Oz Slots, may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, bookings or revenue.

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

We may have exposure to greater than anticipated tax liabilities.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 62% of the total voting power of our outstanding capital stock as of September 30, 2015. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2015 and September 30, 2014, the stock price of our Class A common stock has ranged from $2.20 to $3.13. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;

•	issuance of new or updated research or reports by securities analysts;

•	market rumors or press reports;

•	announcements related to our share repurchase program;

•	our announcement of significant transactions;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the activities, public announcements and financial performance of our commercial partners, such as Facebook, Apple and Google;

•	fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our Class A, Class B and Class C common stock that are issued and outstanding;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

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

In addition, in October 2015, our Board of Directors authorized a share repurchase program of up to $200 million of our outstanding Class A common stock that remains in effect until October 2017. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. In connection with the share repurchase program, the Company may adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the program or otherwise in the future.

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock, particularly our directors and officers that hold such stock, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vest in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of September 30, 2015, 3,182,256 of these options had vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

ITEM 5. OTHER INFORMATION

Resignation of Chief Financial Officer

Effective November 3, 2015, David Lee resigned as Chief Financial Officer of the company. The company entered into a Separation Agreement and General Release, dated November 3, 2015 (the “Separation Agreement”), with Mr. Lee to memorialize the parties’ mutual desire to separate employment. The Separation Agreement provides, among other things:

•	Mr. Lee resigned from his position as Zynga’s Chief Financial Officer effective November 3, 2015 and his employment with the company will end on December 11, 2015. He will continue to receive his regular pay and benefits until such date.

•	Consistent with the terms of the Retention Agreement that Mr. Lee entered into with the Company on April 23, 2015 (the “Retention Agreement”), which was filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 27, 2015 and which is incorporated herein by reference, (a) Mr. Lee will receive a lump sum severance payment on June 12, 2016 of $450,000, which is an amount equal to six months of his annual base salary and target annual bonus, (b) the company will accelerate the vesting of 192,500 unvested restricted stock units and unvested options to purchase 80,000 shares of Class A common stock previously granted to Mr. Lee and (c) Mr. Lee will not be required to repay the company any portion of the one-time signing bonus in the amount of $500,000 that he received under his offer letter when he joined the company.

•	Mr. Lee and Zynga each agreed not to disparage the other in any manner likely to be harmful to their respective business or personal reputation.

•	Mr. Lee agreed to a release of claims related to Mr. Lee’s employment and other relationships with Zynga and Zynga’s affiliates, and the termination of Mr. Lee’s employment and other relationships with Zynga and Zynga’s affiliates. Payment of the severance and accelerated vesting described above is contingent upon Mr. Lee executing and not revoking the release of claims following the termination of his employment with the Company

•	Certain of Mr. Lee’s obligations, such as those in relation to intellectual property and confidentiality, remain in effect.

The foregoing summary of the Separation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Separation Agreement, which is attached as Exhibit 10.2 and incorporated herein by reference.

Appointment of Interim Chief Financial Officer

On November 3, 2014, the Company appointed Michelle Quejado (age 48), the Company’s Chief Accounting Officer, as the Company’s Interim Chief Financial Officer. She will also retain her position as Chief Accounting Officer.

Prior to joining the Company in March, 2015, Ms. Quejado held various financial roles at Lam Research Corporation (a multinational semiconductor company) between September 1999 and March 2015, most recently serving as its Assistant Corporate Controller. From November 1998 through September 1999, she held a financial role at a small start-up. From July 1989 through November 1998, Ms. Quejado served as an auditor for the United States Department of Defense.

Ms. Quejado is a Certified Public Accountant and holds a B.S. degree in Accounting from the University of Southern Oregon.

There are no arrangements or understandings between Ms. Quejado and any other persons pursuant to which she was selected as Interim Chief Financial Officer. There are also no family relationships between Ms. Quejado and any director or executive officer of the Company and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Employment Terms

Ms. Quejado’s employment is on an at-will basis and is not for a specified term. The material terms of her employment are summarized below:

Base Salary and Bonus. Ms. Quejado will receive an annual salary of $325,000. In addition, Ms. Quejado will be eligible to participate in the Company’s performance bonus plan for similarly situated executive officers.

Equity Awards—Restricted Stock Units and Stock Options. Ms. Quejado received a grant of 250,000 restricted stock units of Class A common stock of the Company. The restricted stock units were granted on May 15, 2015, and will vest over four years. On June 11, 2015, Ms. Quejado received an additional grant of 60,000 restricted stock units of Class A common stock of the Company which will vest over two years. On November 3, 2015, Ms. Quejado received an additional grant of 150,000 restricted stock units of Class A common stock of the Company which will vest over four years.

Change in Control Severance Benefit Plan. Ms. Quejado participates in the Company’s Change in Control Severance Benefit Plan (the “CIC Plan”), which provides for partial acceleration of outstanding equity awards upon a change in control and further partial acceleration upon termination or constructive termination following a change in control. The foregoing description is qualified in its entirety by the full text of the CIC Plan, which was filed with the Securities and Exchange Commission (the “SEC”) as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on November 17, 2011, and is incorporated herein by reference.

Other Benefits. Ms. Quejado participates in the health insurance and benefit programs generally available to senior executives of the Company. Ms. Quejado’s bonuses and equity grants are subject to the Company’s executive compensation recoupment policies as in effect from time to time.

In accordance with the Company’s customary practice, the Company entered into an indemnification agreement with Ms. Quejado, which requires the Company to indemnify her against certain liabilities that may arise in connection with her status or service as an officer. The foregoing description is qualified in its entirety by the full text of the form of indemnification agreement, which was filed with the SEC as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 17, 2011, and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on November 4, 2015.

By:	/s/ Michelle Quejado

Michelle Quejado
Interim Chief Financial officer and Chief Accounting Officer
(On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/04/2011

10.1+	Non-Employee Director Compensation Policy	10-Q	001-35375	10.1	11/07/2014

10.2	Separation Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.