Form 10-K
period 2015-12-31
ZYNGA INC
filed 2016-02-19
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35375

Zynga Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1733483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

699 Eighth Street	94103 (Zip Code)
San Francisco, CA (Address of principal executive offices)

(855) 449-9642

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock, par value $0.00000625 per share	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based upon the closing price of $2.86 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $2.230 billion, which excludes 144.5 million shares of the registrant’s common stock held on June 30, 2015 by then current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of February 12, 2016, there were 728,915,069 shares of the registrant’s Class A common stock outstanding, 113,522,135 shares of the registrant’s Class B common stock outstanding and 20,517,472 shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning or impacted by the following:

•	our future spend, including spend on R&D and marketing and our future margins;

•	our future operational plans, use of cash, strategies and prospects;

•

the breadth and depth of our 2015 game slate and our game slate for 2016 and the success of these slates, including launches from our 2015 game slate (Words on Tour, Empires & Allies, FarmVille: Harvest Swap, Mountain Goat Mountain, Black Diamond Casino and Princess Bride Slots) and expected future launches from our 2016 game slate (including Dawn of Titans, CSR2, CityVille Mobile, a sequel to FarmVille 2: Country Escape, Spin It Rich!, Willy Wonka Slots, True Vegas, Vegas Diamond Slots, Crazy Cake Swap and a Wizard of Oz branded match-3 game);

•	our ability to change our mix of R&D and unlaunched game slate to live games;

•	our ability to increase the predictability of our business and to continue to transition to mobile;

•	our planned launch of mobile first games and new features for existing games;

•	our ability to grow mobile bookings in 2016 and beyond;

•	our cost structure and cost reduction plans and estimated savings and charges, including our reduction in workforce and reduction in centralized services costs and spend;

•	our ability to accelerate execution, drive profitability and nurture creativity and innovation while reducing costs and lowering discretionary spend;

•	our ability to execute against our turnaround strategy and deliver long-term value to our shareholders, employees and players and fulfill our mission to connect the world through games;

•	our ability to accurately forecast our upcoming game launches and bookings and revenue related to upcoming game launches and our existing games;

•	our ability to accurately forecast our bookings, revenue and performance of our existing games;

•	our relationship or agreements with key licensing partners, additional platform providers or any other key partners;

•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner and the success of these games and features;

•

our ability to sustain player engagement, optimize our games to increase long-term player retention and monetize our live games (including our Slots games, Words With Friends, Zynga Poker, and FarmVille franchise games) and games in geo-lock testing, (including, Dawn of Titans, CSR2, CityVille Mobile, Spin It Rich!, Vegas Diamond Slots and Crazy Cake Swap);

•	our ability to renew our existing brand, technology and content licenses as they expire and secure new licenses for top brands;

•	the success of our acquisition of Rising Tide Games, Inc. (“Rising Tide Games”) and Zindagi Games, Inc. (“Zindagi”);

•

the process of integrating NaturalMotion Limited’s (“NaturalMotion’s”), Rising Tide Games and Zindagi’s operations with ours, including but not limited to our expected ability to expand our creative pipeline, accelerate our growth on mobile and deliver hit games on schedule from NaturalMotion, Rising Tide Games and Zindagi;

•	the effectiveness of our marketing program and initiatives and our ability to obtain game featuring from partners;

•

our strategy of backing proven teams to develop or expand our game offerings in the content categories where we are focused, the timely launch of our games in these categories and the success of these games;

•	our relationship with Facebook, changes in the Facebook platform or changes in our agreement with Facebook;

•

our relationship with Apple, Google and other Android platform providers, changes to the Android or iOS platforms and /or changes in our agreements with Apple, Google or other Android platform providers;

•	our ability to attract and retain key employees in light of business challenges, including employees key to franchise games and planned launches and senior management;

•	the impact of change in our senior management team and management teams, new hires and other changes in our organization;

•	the strength of our balance sheet and our ability to effectively manage our cost structure and investments;

•

the timely launch and success of our games, including the launch of our 2016 game slate (including Dawn of Titans, CSR2, CityVille Mobile, a sequel to FarmVille 2: Country Escape, Spin It Rich!, Willy Wonka Slots, True Vegas, Vegas Diamond Slots, Crazy Cake Swap and a Wizard of Oz branded match-3 game);

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

•

market opportunity in the social gaming market, including the mobile market, the advertising market, the market for social game categories in which we invest, and our ability to capitalize on and contribute to this market opportunity;

•	the success of our advertising offerings, and our ability to grow advertising bookings;

•	our ability to successfully monitor and adapt to changes in gaming platform and consumer demand as the industry continues to evolve;

•	our ability to develop, identify, market and launch hit games and new features and content for our existing games in a timely manner;

•	the ability of our games to generate revenue and bookings for significant period of time after launch and the timing for market acceptance of new games;

•	attrition or decline in existing games’ audience and financial performance, including franchise games;

•	our ability to utilize, protect, defend and enforce our intellectual property;

•	our exposure to intellectual property disputes and other litigation;

•	our exposure to illegitimate credit card activity and other security risks, including sales or purchases of virtual goods used in our games through unauthorized or illegitimate third-party websites;

•	our ability to manage risks, costs and other challenges associated with international expansion;

•	the impact of laws and regulations on our business;

•	our evaluation of new business opportunities and acquisitions by us, including integration of newly acquired businesses;

•	changes in corporate strategy or management;

•	our ability to understand industry trends, such as seasonality, and position our business to take advantage of these trends;

•	our ability to build on our social legacy in both our web games and our new mobile games and build a player network across mobile games;

•	our ability to operate in an entrepreneurial manner, successfully invest in and innovate on game mechanics and successfully invest in and leverage data and analytics in our operations; and

•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses, including our estimated savings and charges associated with our restructuring efforts.

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

We are a pioneer and innovator of social games and a leader in making “play” a core activity on mobile devices and social networking sites. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Engaged and Global Community of Players. According to our analytics, during the fourth quarter of 2015, we had 68 million monthly active users or MAUs, of which 81% were mobile MAUs, and 18 million daily active users or DAUs, of which 82% were mobile DAUs. Our players are also highly engaged with our games being played by 21 million DAUs worldwide for the full year ended 2015, of which 80% were mobile DAUs. According to comScore Mobile Metrix, as of December 2015, Zynga is ranked number 1 in mobile applications in the United States for monthly unique users in the games category.

•	Leading Portfolio of Social Games. We have developed a number of popular social games including games in our Slots, Words With Friends, Zynga Poker and FarmVille franchises.

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

In 2015, we launched several new games on mobile and web including Words on Tour, Empires & Allies, FarmVille: Harvest Swap, Mountain Goat Mountain, Black Diamond Casino and Princess Bride Slots. In May 2015, we entered the mobile Action Strategy category with Empires & Allies and were listed among the “2015 Best New Games” awarded by Google Play and “2015 Best Mobile Games” awarded by Facebook. Words with Friends also earned “Best Free Game of 2015” by Apple and was localized in six global languages. Inclusion in these rankings demonstrates our commitment to developing high quality mobile social games. In the third quarter of 2015, we also acquired Rising Tide Games to expand our footprint in the social casino games space.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. During the three months ended December 31, 2015, we had approximately 0.8 million monthly unique payers or MUPs (excluding payers who use certain payment methods for which unique payer data is not available, NaturalMotion legacy games and games from recently acquired Rising Tide). Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual goods, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual goods will continue to constitute a small portion of our overall players.

Our top three games historically have contributed the majority of our revenue. Our top three games accounted for 53%, 60% and 54% of our online game revenue in 2015, 2014 and 2013, respectively.

Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in India and Europe. We were originally organized in April 2007 and completed our initial public offering in December 2011. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

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

•

Sustain and Grow Live Franchises. We will continue to enhance the games that make up our market-leading franchises including Slots, Words With Friends, Zynga Poker and FarmVille. We regularly update our games after launch to encourage social interactions, add new content and features and seek to improve monetization.

•

Create New Hits. We will continue to invest in building new games and expand the number of categories of games that we offer, as well as offer our games on multiple platforms so players can access our games on various devices. For example, in addition to multiple in-game features and events, this year we released Words on Tour and FarmVille: Harvest Swap in the Casual category, Black Diamond Casino and Princess Bride Slots in the Social Casino category and Empires & Allies in the Action Strategy category.

•

Growth on Mobile. We believe there is a large opportunity to extend our brand and games to mobile platforms including Apple iOS and Google Android. We shifted our business to focus on mobile first games in 2015. We also believe our acquisition of NaturalMotion in 2014 will accelerate our mobile growth and add mobile titles in strategic game categories.

Our Franchises

We have created evergreen franchises such as Slots, Words With Friends, Zynga Poker and FarmVille. In 2016, we expect to move into new game categories that align with the timeless entertainment categories that consumers care about, including the Action Strategy category.

We currently invest in several game categories, including the following:

•	Social Casino. Includes Zynga Poker and our Slots games such as Hit it Rich! Slots, Wizard of Oz Slots, Princess Bride Slots and Black Diamond Casino.

•

Casual. Includes one of our most popular mobile-game titles Words With Friends, which launched a localized version in six new languages, including Spanish, French, German and Italian in the third quarter of 2015. Games in this category provide chances for friendly competition and allow our players to quickly connect with friends and family when they start a game and to build and enhance relationships throughout the game experience.

•

Action Strategy. Includes Empires & Allies, which launched in the second quarter of 2015. Games in this category emphasize skillful thinking and planning to achieve victory against other players. There is also a strong social focus as players can connect with friends to achieve a common goal, such as the Alliances feature in Empires & Allies.

•

Invest Express. Represented by our games such as FarmVille, FarmVille 2 and FarmVille 2: Country Escape, these games allow our players to express their personalities by customizing the appearances of their farms.

We also may invest in other strategic categories in the future.

Our Network

Players progress faster in their games by connecting with friends and other players in our network to instantly get what they need to complete quests, obtain virtual items and enhance their experience. We aspire to leverage our existing and new games to bring the best social playing experiences to our audience. Our network enables users to discover new games, find and connect with new friends, challenge, cooperate and compete with friends; all of which drive higher user engagement for games on our network.

Our Revenues

We generate revenue from the following live services:

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

Advertising and Licensing

Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players. The goal of our engagement-based advertising is to enhance the player experience while delivering real value to advertisers. Our advertising offerings include:

•	Branded Virtual Goods and Sponsorships that integrate relevant advertising and messaging within game play;

•	Engagement Ads and Offers in which players can answer certain questions, watch-to-earn engagements or sign up for third party services to receive virtual currency and in-game bonuses;

•	Mobile Ads through ad-supported free versions of our mobile games;

•	Display Ads in our online web games that include banner advertisements; and

•	Licensing our brands.

Marketing and Distribution

We acquire our players through unpaid channels by cross-promoting new games to our existing audience and through paid advertising channels. We have been able to build a large community of players through the viral and sharing features provided by social networks, the social innovations in our games and the network effects of our games.

We are committed to connecting with our players. We have fan pages, generally on Facebook, for each of our games to connect with our players; and we leverage various other forms of social media, including Twitter, to communicate with them. We periodically host live and online player events. We also advertise our games within other mobile applications and on social networks such as Facebook via various in-app advertising partners. In 2015 and 2014, we spent $128.9 million and $101.7 million, respectively, on these player acquisition costs.

Agreements with Facebook, Apple and Google

Our revenue depends on our continued ability to publish our games on Facebook and on mobile platforms, primarily the iOS and Android platforms. We operate under the standard terms of service for Facebook, Apple and Google and any of these operators could unilaterally alter their terms of service in a manner that could harm our business.

In 2015, we derived 29% of our bookings and 33% of our revenue from Facebook and 68% of our bookings and 64% of our revenue from mobile platforms, such as Apple’s App Store for iOS devices and the Google Play App Store for Android devices. In 2015, an increasing number of our players were generated from mobile platforms.

Our use of the Facebook platform and data derived from Facebook is governed by Facebook’s standard terms of service except for certain limited addenda. Our use of mobile platforms and data derived from mobile platforms is also governed by the standard terms of service of the mobile platforms, primarily Apple and Google.

Research and Development

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $361.9 million, $396.6 million and $413.0 million in 2015, 2014 and 2013, respectively, which included stock-based expense of $94.5 million, $83.7 million and $61.9 million, respectively.

Technology and Tools.

We have invested extensively in developing our proprietary technology stack, which has the ability to handle sudden bursts of activity for millions of players over a short period of time with high levels of performance and reliability. Our proprietary technology stack includes datacenter and cloud computing management, a shared code base, network and cross-promotional features and proprietary data analytics. Our technology stack also supports the growth of our 2D and 3D game engines across the mobile business in addition to supporting high-level security and anti-fraud infrastructure. We are also investing in machine learning. We believe that investing in technology and tools, including the simulation technologies we acquired with our purchase of NaturalMotion in 2014, can create competitive advantages as well as extend our technology leadership. We will continue to innovate and optimize across our technology and tools to deliver cost-effective, high performance and highly available social games.

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

Our competitors include:

•

Developers for Mobile and Web Games: We face competition from a number of competitors who develop mobile and web games. These competitors, some of which have significant financial, technical and other resources, greater name recognition and longer operating histories, may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Rovio Mobile Ltd., Supercell Inc., GungHo Online Entertainment, Inc., Kabam and The Walt Disney Company. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet and mobile platforms, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ill defined, still evolving and could be interpreted in ways that could harm our business or expose us to liability.

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

Some of our games or features are based upon traditional casino games, such as slots and poker. We have structured and operate these games and features, including Zynga Poker and Hit It Rich! Slots, with the gambling laws in mind and believe that these games or features do not constitute gambling. There are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include.

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

In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. European regulators are also considering the efficacy of existing consumer protection laws as they relate to protection of consumers for the purchase of virtual items in applications, including game applications. These concerns could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games. These concerns have already led to certain changes in Apple and Google policy and could lead to additional changes.

Also, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Separately, we had a partnership agreement with bwin.party to develop, test and operate certain real money online poker and casino games in the United Kingdom which ended in February 2015.

Seasonality

During fiscal year 2015, approximately 23% of our revenue was derived from advertising and other. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements and offers in our games. Additionally, we generally experience increases in game downloads and resulting online games revenues in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season.

Employees

Our future success depends upon the continued service of our key technical and management personnel and upon our ability to continue to attract and retain qualified employees, particularly our senior management team and highly skilled game designers, product managers and engineers. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition. As of December 31, 2015, we had 1,669 full-time employees.

Available Information

Our website is located at www.zynga.com and our investor relations website is located at http://investor.zynga.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Quarterly Report on Form 10-Q for the quarter-ended September 30, 2015.

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.*

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We are also in the process of executing plans to succeed as a mobile first company, which includes the optimization of our live games, development and launch of new games, stemming declines in our audience size and prudent cost control. However, these efforts may not be sufficient to enable us to improve our operating results. We recently launched Words on Tour, Empires & Allies, FarmVille: Harvest Swap, Mountain Goat Mountain, Princess Bride Slots and Black Diamond Casino in 2015. In order to generate profits, new games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. As our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase. We may also encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced delays in the introduction of Looney Tunes Dash!, Dawn of Titans and CSR Racing 2 which had a negative impact on our financial results.

We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express. In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market mobile games to our existing web-based players, mobile players and new players without excess cost;

•	achieve viral organic growth;

•	achieve benefit from player acquisition costs that may materialize in the future;

•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with, and take advantage of feature sets for new releases of mobile phones and other devices;

•	expand and enhance games after their initial release;

•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;

•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;

•	partner with mobile platforms and obtain featuring opportunities;

•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize our games;

•	maintain a quality social game experience;

•	provide a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players;

•	release games compatible with an increasingly diverse set of mobile devices;

•	compete successfully against a large and growing number of existing market participants;

•	minimize and quickly resolve bugs or outages; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

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

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

We previously announced that we would launch six to ten new mobile games in 2015, including games in new categories. This estimate subsequently underwent several downward revisions, ultimately to 6 new mobile games in 2015. We also recently announced during our first quarter of 2015 earnings call that we decided to exit the Sports category to focus efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games on schedule or our games do not monetize well, our business, revenue, bookings and profits will be negatively impacted.

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

Our operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.*

Our bookings, revenue, adjusted EBITDA, player traffic and operating results have fluctuated in the past and could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysts or investors because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance.”

In particular, it is difficult to predict when bookings from one of our games will begin to decline, the decay rate for any particular game, which is the speed at which the popularity and player usage for a game declines and the commercial success of our new games. Our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods than we expect to meet our quality standards. For example, our experience in 2014 and 2015 launches has caused us to extend soft launch periods for certain of our games during 2015, including a move in the launch of Dawn of Titans and CSR Racing 2 from 2015 to 2016, which results in a delay in significant bookings for the games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

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

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games tend to decline over time after reaching a peak of popularity and player usage. As a result of this natural decline in the life cycle of our games, our business depends on our ability to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity and have the potential to become franchise games. We previously announced that we would launch six to ten new mobile games in 2015, including games in new categories. This estimate subsequently underwent several downward revisions, ultimately to 6 new mobile games in 2015. We also recently announced that we will exit the Sports category to focus efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express. These revisions highlight the inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well.

Each of our games requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions, and such costs on average have increased over the last several years. Our ability to successfully launch, sustain and expand games and attract and retain players largely will depend on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;

•	achieve benefit from player acquisition costs that may materialize in the future;

•	anticipate or respond to changes in the competitive and technological landscape (including, but not limited to changes in mobile devices and gaming platforms);

•	attract, retain and motivate talented game designers, product managers and engineers;

•	develop, sustain and expand games that our players find fun, interesting and compelling to play;

•	develop games that can build upon or become franchise games;

•	effectively market and advertise new games and enhancements to our existing players and new players;

•	acquire players in a cost-effective manner;

•	minimize the launch delays and cost overruns on new games and game expansions;

•	minimize downtime and other technical difficulties; and

•	acquire and integrate high quality assets, personnel and companies.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended December 31, 2015, we had approximately 0.8 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available, excluding NaturalMotion legacy games and games from recently acquired Rising Tide), who represent approximately one percent of our total players during the three months ended December 31, 2015. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 30% percent from 98 million in the fourth quarter of 2014 to 68 million in the fourth quarter of 2015. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

A large portion of our business is dependent upon, and our bookings and revenues are derived from, the Facebook platform, and Facebook in many cases has the unilateral ability to interpret its policies and terms and conditions for applications and developers.*

Facebook is currently the largest payment platform for our games. To date, we have derived a significant portion of our bookings (24% in the three months ended December 31, 2015) and revenue (28% in the three months ended December 31, 2015) and acquired a significant number of our players through Facebook. Except for certain limited addenda, we are subject to Facebook’s standard terms and conditions for application developers, which govern the promotion, distribution between us and Facebook and operation of games and other applications on the Facebook platform.

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

Facebook recently introduced a new version of its developer platform that required us to migrate our games to that platform. We have made the decision not to migrate multiple games to the new platform, which impacted our players ability to access those games through Facebook and web based bookings and revenue in 2015 and is expected to continue to impact our web based bookings and revenue in 2016. If we are unable to develop new games or features that work with this platform our players may not be able to access those games or features or otherwise encounter a negative gaming experience, resulting in reduced bookings and revenue. In addition, the new platform and any future changes to it may change the way our developers can interact with users or how Facebook users can share information with friends. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business.

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

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers, which in many cases have the unilateral ability to interpret their policies and terms and conditions for applications and developers.*

Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are distributed on these platforms and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the fourth quarter of 2015, 73% of our bookings were generated through mobile platforms. We are subject to the standard policies and terms of service of these third party platforms, which govern the promotion, distribution and operation of games on the platform and can be changed by the platform providers, in their sole discretion, at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

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

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.*

On May 6, 2015 we announced a restructuring, including a reduction in headcount of approximately 18% of our global workforce, including contractors. Prior to that, on February 12, 2015 we announced that we were closing our studio in Beijing, China and in 2013 and 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business.

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

Security breaches, computer viruses and computer hacking attacks could harm our business, reputation, brand and operating results.*

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

In addition, our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google. Security breaches of our systems or the systems of third-parties on whom we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our players’ data or our advertisers’ data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data or our advertisers’ data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

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

If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial exposure due to such events or in connection with remediation efforts, investigation costs or penalties, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction, as well our corporate functions. Our games and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but many elements of this system are operated by third-parties that we do not control and which would require significant time and potential expense to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service could harm our reputation and operations. We have suffered interruptions in service when releasing new software versions or bug fixes for specific games in the past and if any such interruption were significant it could harm our business or reputation. We expect to continue to maintain our technology infrastructure to maintain and improve our player experience and game performance and maintain our corporate system functionality. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business.

We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”), to operate certain aspects of our business. A significant portion of our game traffic is hosted by a single vendor, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third-parties to continue. In particular, a significant portion of our game traffic, data storage, data processing and other computing services is hosted by AWS. As of December 31, 2015, AWS hosted almost all of our game traffic and computing systems. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 180 days prior written notice, and may terminate the agreement with 30 days prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Any failure, disruption or interference with our use of hosted cloud computing services provided by third-parties, like AWS, could impact our operations, and our business could be adversely impacted.

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

Our acquisition of NaturalMotion was significant, and the anticipated benefits of the acquisition could be impacted by a number of risks specific to NaturalMotion’s business, as well as by risks related to the integration process.*

On February 11, 2014, we completed our acquisition of NaturalMotion. The process of integrating NaturalMotion’s operations into our operations is still continuing and could result in unforeseen operating difficulties, absorb significant management attention, and require significant resources that would otherwise have been available for the ongoing development of our existing operations. If we are unsuccessful in addressing these risks and challenges, our business and prospects would be harmed. Particular significant risks and challenges include, but are not limited to:

•	the potential lack of employee retention;

•	that NaturalMotion’s games may not succeed or perform as we anticipated;

•

that NaturalMotion’s pipeline of future products under development, including Dawn of Titans and CSR Racing 2, have and may continue to take longer than predicted to develop and launch or may fail to launch at all. For example, we recently announced that the previously anticipated 2015 launches of Dawn of Titans and CSR Racing 2 are being moved to 2016;

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

•

risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Our international operations are subject to increased challenges and risks” elsewhere in this Annual Report on Form 10-K;

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

Some of our players may make sales or purchases of virtual goods used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.*

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as Hit It Rich! Slots virtual coins and Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers or virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

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

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.*

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If direct advertising relationships change or competitors’ advertising efforts change these third parties’ fill rates of available adverting inventory, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $37 million in 2013, a net loss of $226 million in 2014 and a net loss of $122 million in 2015. As of December 31, 2015, we had an accumulated deficit of $1.3 billion.

In addition, our operating margin may experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, our technology stack, game engines, game technology and tools, the expansion of our network and international expansion. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance our franchise games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our business to further contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

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

We are unable to distinguish whether players of legacy NaturalMotion games and games from recently acquired Rising Tide are also players of other Zynga games. As a result of this we exclude players of these games from our calculation of MUU to avoid potential double counting. This issue has been resolved for future NaturalMotion releases, so players of new games released by NaturalMotion in 2015 and beyond will be included in our MUU calculations.

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

If we fail to effectively manage our human resources, our business may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We have seen significant turnover in our management team in 2015, including the recent resignation of our prior Chief Financial Officer. Our Chief Executive Officer, Mark Pincus, is critical to our vision, strategic direction, culture, products and technology and the continued retention of the remaining senior management team is important to our continued development. We do not have employment agreements, other than offer letters, with our senior management team and a retention agreement with our General Counsel, and we do not maintain key-man insurance for Mr. Pincus or any other member of our senior management team. The loss of our Chief Executive Officer or other members of senior management could harm our business.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2015, approximately 29% of our employees had been with us for less than one year and approximately 56% for less than two years.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we operate as a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, our recent operating results and the current trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. Some of our employees may have been motivated to work for us by an expectation that our Class A common stock would be trading at a higher value and may be less motivated by the equity compensation they receive as a result. Competitors may leverage any resulting disappointment as a tool to recruit talented employees. Competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. If we are unable to retain our senior management team and our key employees, are unable to continue to hire highly skilled employees our business could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business could be harmed.

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

Our core values of focusing on our players first and acting for the long-term may conflict with the short-term interests of our business.*

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long-term, even if our decision negatively impacts our operating results in the short term. For example, we recently announced that we delayed the launches of Dawn of Titans and CSR Racing 2 from 2015 to 2016. Although launching those games in 2015 may have offered short-term bookings, we determined that both games need more time in soft launch to achieve their full potential. We also recently announced that we would exit the Sports category in order to focus fewer game categories that we believe have the highest potential of driving long-term enterprise value. Although games in the discontinued Sports category may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. In the future, we could make decisions to balance the number of advertisements we show in games based on consumer reaction to advertising. This type of decision may increase consumer satisfaction and decrease bookings in the short-term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business and operating results could be harmed.

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

We are not participating in the real money gaming market at this time and, if we elect to participate in this market, our efforts may not be successful.*

We are not currently participating in global RMG markets. We may evaluate from time to time possible participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot provide assurance that we will be able to obtain a license in a timely fashion or at all.

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

Continuing to expand our business to attract players in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the United States. We expect to continue to expand our international operations in the future by expanding our offerings in new languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. For example, we recently announced that we closed our office in Beijing, China because its recent game launches and product localization initiatives did not meet expectations. We may not be able to offer our games in certain countries. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

If we do not successfully invest in, establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our operating results and financial condition could be harmed.*

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote the Zynga brand and increase recognition of our games depends on our ability to develop high-quality, engaging games. If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games requires significant and involves extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

In addition, if a game contains objectionable content, we could experience damage to our reputation and brand. Despite reasonable precautions, some consumers may be offended by certain of our game content. If consumers believe that a game we published contains objectionable content, it could harm our brand and consumers could refuse to play it and could pressure the digital storefront operators to no longer allow us to publish the game on their platforms. Similarly, if any of our games are introduced with defects or have playability issues, we may receive negative user reviews and our brand may be damaged. These issues could be exacerbated if our customer service department does not timely and adequately address issues that our players have encountered with our games.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates including for specific games for which we have recorded intangible assets.*

As of December 31, 2015, we had $1.0 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6—“Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.*

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We use licensed intellectual property as a creative asset in certain games such as Looney Tunes Dash!, Hit it Rich! Slots, Wizard of Oz Slots and Black Diamond Casino and have built many of our games on proprietary source code, such as Unity.

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

Programming errors or flaws in our games could harm our reputation or decrease market acceptance of our games, which could harm our operating results.*

Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. We believe that if our players have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential players. Undetected programming errors, game vulnerabilities that may be exploited by cheating programs and other forms of misappropriation, game defects and data corruption can disrupt our operations, adversely affect the game experience of our players by allowing players to gain unfair advantage, misappropriate virtual goods, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our operating results.

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

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include. If new casino-themed regulations are imposed certain of our casino-themed games, including Zynga Poker, Zynga Poker Classic, Hit it Rich! Slots, Wizard of Oz Slots and Black Diamond Casino, may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, bookings or revenue.

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

We are subject to the terms of service of third party social networks and platforms such as Facebook, Apple and Google, where our games are distributed, which may limit our ability to operate or promote our network. For example, under the current terms of service with Facebook, we are limited in our ability to use a Facebook users’ friends list and Facebook’s communication channels to promote our network. This may limit our ability to reach Facebook users from our network and may limit the number of players that use our network.

Companies and governmental agencies may restrict access to Facebook, our website, mobile applications or the Internet generally, which could lead to the loss or slower growth of our player base.*

Our players generally need to access the Internet and in particular platforms such as Facebook, Apple, Google and our website to play our games. Companies and governmental agencies could block access to Facebook, our website, mobile applications or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Facebook, Apple, Google and our website or other social platforms. For example, the government of the People’s Republic of China has blocked access to Facebook in China. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future strategy.*

Our strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives may adversely affect our reputation, business, financial condition and results of operations.

If we fail to anticipate or successfully develop new games for new technologies, platforms and devices, the quality, timeliness and competitiveness of our games could suffer.*

The games industry is characterized by rapid technological changes that can be difficult to anticipate. New technologies, including distribution platforms and gaming devices, such as consoles, connected TVs, virtual or augmented reality devices, or a combination of existing and new devices, may force us to adapt our current game development processes or adopt new processes. If consumers shift their time to platforms other than the mobile and social platforms where our games are currently distributed, the size of our audience could decline and our performance could be impacted. It may take significant time and resources to shift our focus to such technologies, platforms and devices, putting us at a competitive disadvantage. Alternatively, we may increase the resources employed in research and development to adapt to these new technologies, distribution platforms and devices, either to preserve our games or a game launch schedule or to keep up with our competition, which would increase our development expenses. We could also devote significant resources to developing games to work with such technologies, platforms or devices, and these new technologies, platforms or devices may not experience sustained, widespread consumer acceptance. The occurrence of any of these events could adversely affect the quality, timelines and competitiveness of our games, or cause us to incur significantly increased costs, which could harm our operation results.

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

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.*

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. For example, in 2015 the United Kingdom enacted the Diverted Profits Tax. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Any changes in the taxation of our international business activities may impact our worldwide effective tax rate, our financial position and results of operations.

We may have exposure to greater than anticipated tax liabilities.*

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property and the valuation of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and results of operations.

The occurrence of an earthquake or other natural disaster at or near one of our facilities could cause damage to our facilities and equipment, which could require us to curtail or cease operations.*

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

We are subject to contractual covenants which place certain limitations on how we manage our business.*

We have not drawn down on our Credit Agreement (as defined in this Annual Report on Form 10-K), but if we do use this as a source of funds it may limit our ability to take various actions, including incur indebtedness, grant liens, merge with or consolidate with another entity, dispose of all or substantially all assets and pay dividends or make distributions. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement also requires us to maintain compliance with a capitalization ratio and maintain a minimum cash balance. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and would allow our lenders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mark Pincus, our Chief Executive Officer, beneficially owned approximately 63% of the total voting power of our outstanding capital stock as of December 31, 2015. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

Future transfers or sales by holders of Class B common stock or Class C common stock will result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those stockholders who retain their existing shares of Class B or Class C common stock. In addition, as shares of Class B common stock are transferred or sold and converted to Class A common stock, the sole holder of Class C common stock, Mark Pincus, will have greater relative voting control to the extent he retains his existing shares of Class C common stock, and as a result he could in the future continue to control a majority of our total voting power. Mark Pincus is entitled to vote his shares in his own interests and may do so.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between December 31, 2014 and December 31, 2015, the stock price of our Class A common stock has ranged from $2.20 to $3.13. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K, factors that may cause volatility in our share price include:

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock, particularly our directors and officers that hold such stock, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vest in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of December 31, 2015, 3,233,693 of these options had vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

We have no plans to pay dividends for the foreseeable future.*

We have never declared or paid any cash dividends on our common stock and do not have any plans to pay cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our San Francisco, California corporate headquarters, an office building of approximately 660,000 square feet. We use approximately 360,000 square feet for our operations and lease most of the remainder to third-party tenants under leases that range in terms from month-to-month to terms through 2021. The San Francisco facility currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in San Francisco, California; Carlsbad, California; Eugene, Oregon; Portland, Oregon; Austin, Texas; Chicago, Illinois; and New York, New York. We lease offices for our foreign operations in: Toronto, Canada; Victoria, Canada; Bangalore, India; Dublin, Ireland; Oxford, England; Brighton, England; and London, England. These additional domestic and international facilities total approximately 160,000 square feet, excluding restructured properties.

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

	High	Low
Fourth Quarter 2014	$2.92	$2.20
First Quarter 2015	$2.89	$2.20
Second Quarter 2015	$3.13	$2.35
Third Quarter 2015	$2.96	$2.20
Fourth Quarter 2015	$2.75	$2.22

Our Class B common stock and Class C common stock are not listed nor traded on any stock exchange, but are convertible into shares of our Class A common stock.

Holders of Record

As of December 31, 2015, there were approximately 249 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $2.68 per share as reported on the NASDAQ Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2015, there were approximately 552 stockholders of record of our Class B common stock, and Mr. Pincus, Chairman of our Board of Directors, remains the only holder of Class C common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In October 2015, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

In the fourth quarter of 2015, we repurchased 37.9 million shares of our Class A common stock under the repurchase program at a weighted average price of $2.60 per share for a total of $98.9 million. The program expired upon completion of our authorized share repurchase program in February 2016.

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

The following graph compares, for the year ended December 31, 2015, the cumulative total stockholder return for Zynga’s Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100. The measurement points in the graph below are December 16, 2011 (the first trading day of our Class A common stock on the NASDAQ Global Select Market) and the last trading day of the fiscal year ended December 31, 2015. The graph assumes that $100 was invested on December 16, 2011 in the Class A common stock of Zynga Inc., the S&P 500 Index and the NASDAQ 100 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 as well as the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the 12 months ended December 31, 2012 and 2011, as well as the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share, user and ABPU data)
Consolidated Statements of Operations Data:
Revenue:
Online game	$590,755	$537,619	$759,572	$1,144,252	$1,065,648
Advertising and other	173,962	152,791	113,694	137,015	74,452

Total revenue	764,717	690,410	873,266	1,281,267	1,140,100
Costs and expenses:
Cost of revenue	235,985	213,570	248,358	352,169	330,043
Research and development	361,931	396,553	413,001	645,648	727,018
Sales and marketing	169,573	157,364	104,403	181,924	234,199
General and administrative	143,284	167,664	162,918	189,004	254,456
Impairment of intangible assets	—	—	10,217	95,493	—

Total costs and expenses	910,773	935,151	938,897	1,464,238	1,545,716

Income (loss) from operations	(146,056)	(244,741)	(65,631)	(182,971)	(405,616)
Interest income	2,568	3,266	4,148	4,749	1,680
Other income (expense), net	13,306	8,248	(3,386)	18,647	(2,206)

Income (loss) before income taxes	(130,182)	(233,227)	(64,869)	(159,575)	(406,142)
Provision for (benefit from) income taxes	(8,672)	(7,327)	(27,887)	49,873	(1,826)

Net income (loss) attributable to common stockholders	$(121,510)	$(225,900)	$(36,982)	$(209,448)	$(404,316)

Net income (loss) per share attributable to common stockholders
Basic	$(0.13)	$(0.26)	$(0.05)	$(0.28)	$(1.40)

Diluted	$(0.13)	$(0.26)	$(0.05)	$(0.28)	$(1.40)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	913,511	874,509	799,794	741,177	288,599
Diluted	913,511	874,509	799,794	741,177	288,599
Other Financial and Operational Data:
Bookings(1)	699,955	694,300	716,176	1,147,627	1,155,509
Adjusted EBITDA(2)	17,127	39,932	46,549	213,233	303,274
Other Financial and Operational Data—Revised(7):
Average DAUs (in millions)(3)	21	26	36	62	56
Average MAUs (in millions)(4)	81	110	164	288	225
Average MUUs (in millions)(5)	57	70	104	159	149
ABPU(6)	0.093	0.074	0.054	0.051	0.056
Other Financial and Operational Data—As Reported:
Average DAUs (in millions)(3)	N/A	27	37	63	57
Average MAUs (in millions)(4)	N/A	118	171	302	233
Average MUUs (in millions)(5)	N/A	81	112	180	151
ABPU(6)	N/A	0.071	0.053	0.050	0.055

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

(5)

MUUs is the number of unique individuals who played any of our games on a particular platform during a 30-day period, as recorded by our internal analytics systems. Average MUUs is the average of the MUUs at each month-end during the period reported. MUUs exclude NaturalMotion legacy games and games from recently acquired Rising Tide as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games so we exclude payers from these games to avoid potential double counting of MUUs. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—MUUs” for more information on how we define and calculate MUUs.

(6)

ABPU is defined as our total bookings in a given period, divided by the number of days in that period, divided by the average DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—ABPU” for more information on how we define and calculate ABPU.

(7)

In the first quarter of 2015, the company modified its calculation to take into account our business’s transition to mobile and updates to our operating metrics which utilize additional third party data to help us identify whether a player logged in under two or more accounts is the same individual. As a result of these changes, we revised the definitions for DAUs, MAUs, MUUs, and MUPs in the first quarter of 2015. Additionally, in the third quarter of 2015, the company made a subsequent modification to its calculation of MUUs to further reduce duplication of users of both web and mobile platforms and to correct an error in calculating the third quarter of 2014 MUU which resulted in MUU for that period to be understated by 0.3 million users. For comparative purposes, the above key operating metrics have been revised to reflect the company’s current definitions and calculations for all periods presented.

Stock-based expense included in the statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue	$4,547	$4,623	$468	$12,116	$17,660
Research and development	94,548	83,673	61,931	200,640	374,920
Sales and marketing	7,501	5,927	8,079	24,684	81,326
General and administrative	24,979	35,010	13,915	44,546	126,306

Total stock-based compensation	$131,575	$129,233	$84,393	$281,986	$600,212

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$987,250	$1,147,909	$1,541,970	$1,652,313	$1,917,606
Property and equipment, net	273,221	297,919	348,793	466,074	246,740
Working capital	876,084	713,901	964,897	975,225	1,355,224
Total assets	2,124,630	2,348,793	2,279,085	2,576,320	2,516,646
Deferred revenue	129,043	193,805	189,915	347,005	480,645
Total stockholders’ equity (deficit)	1,786,901	1,895,692	1,877,271	1,825,503	1,749,539

Non-GAAP Financial Measures

Bookings

To provide investors with additional information about our financial results, we disclose within this Annual Report on Form 10-K, bookings, a non-GAAP financial measure. We have provided below a reconciliation between bookings and revenue, the most directly comparable GAAP financial measure.

Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus or minus the change in deferred revenue during the period. We record the sale of virtual goods and mobile downloads as deferred revenue and then recognize that revenue over the estimated average payer life or as virtual goods are consumed. Advertising sales that consist of certain branded virtual goods and sponsorships are also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. For additional discussion of the estimated average life of durable virtual goods, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition” elsewhere in this Annual Report on Form 10-K.

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

The following table is a reconciliation of revenue to bookings for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$764,717	$690,410	$873,266	$1,281,267	$1,140,100
Change in deferred revenue	(64,762)	3,890	(157,090)	(133,640)	15,409

Bookings	$699,955	$694,300	$716,176	$1,147,627	$1,155,509

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(121,510)	$(225,900)	$(36,982)	$(209,448)	$(404,316)
Provision for (benefit from) income taxes	(8,672)	(7,327)	(27,887)	49,873	(1,826)
Other income (expense), net	(13,306)	(8,248)	3,386	(18,647)	2,206
Interest income	(2,568)	(3,266)	(4,148)	(4,749)	(1,680)
Gain (loss) on legal settlements	(1,681)	5,250	—	3,024	(2,145)
Depreciation and amortization	54,315	82,894	129,047	141,479	95,414
Stock-based expense	131,575	129,233	84,393	281,986	600,212
Impairment of intangible assets	—	—	10,217	95,493	—
Contingent consideration fair value adjustment	6,112	32,700	—	—	—
Acquisition-related transaction expenses	1,144	6,425	930	—	—
Restructuring expense, net	36,480	24,281	44,683	7,862	—
Change in deferred revenue	(64,762)	3,890	(157,090)	(133,640)	15,409

Adjusted EBITDA	$17,127	$39,932	$46,549	$213,233	$303,274

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;

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

Overview

We are a leading social game developer with approximately 68 million average MAUs for the three months ended December 31, 2015. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

The games that constitute our top games vary over time but historically the top three online game revenue-generating games in any period contributed the majority of our revenue. Our top three games accounted for 53%, 60% and 54% of our online game revenue in 2015, 2014 and 2013, respectively.

In 2015, we continued to align our cost-structure with our key strategic initiatives. We reduced our headcount from 1,974, as of December 31, 2014, to 1,669, as of December 31, 2015, we consolidated certain facilities and data centers and we migrated a significant portion of our computing to run on hosting and cloud computer services provided by third parties. We continue to invest in game development, creating both new games and new features and content in existing games designed to engage our players on mobile devices and on the web.

How We Generate Revenue

We operate our games as live services that allow players to play for free. We generate revenue primarily from the in-game sale of virtual goods and advertising services. Revenue growth will depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of virtual goods and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

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

In 2015, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the twelve months ended December 31, 2015 and 2014 we estimate that we generated 68% and 51% of our bookings, respectively, from mobile platforms while 29% and 43% of our bookings, respectively, were generated from the Facebook platform. Facebook is still the largest single platform for our games and we generate a significant portion of our revenue through the Facebook platform. For the twelve months ended December 31, 2015 and 2014, we estimate that 64% and 44% of our revenue, respectively, was generated through the mobile platforms, while 33% and 51% of our revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus the change in deferred revenue during the period. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed. Advertising sales which consist of certain branded virtual goods and sponsorships are also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. Bookings, as opposed to revenue, is the fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

Key Operating Metrics

We manage our business by tracking several operating metrics: “DAUs,” which measure daily active users of our games, “MAUs,” which measure monthly active users of our games, “MUUs,” which measure monthly unique users of our games, “MUPs,” which measure monthly unique payers in our games, and “ABPU,” which measures our average daily bookings per average DAU, each of which is recorded by our internal analytics systems. The numbers for these operating metrics are calculated using internal company data based on tracking of user account activity. We use the information provided by third parties, including third party network logins provided by platform providers, to help us track whether a player logged in under two or more different user accounts is the same individual. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity and systems may impact these numbers.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the last eight quarters including the four quarters ended in 2014, both the metrics as initially reported and as subject to the revisions in 2015 described in the footnotes below:

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014 Revised in Q1 2015(1)	Sep 30, 2014 Revised in Q1 2015(1)	Jun 30, 2014 Revised in Q1 2015(1)	Mar 31, 2014 Revised in Q1 2015(1)

	(users and payers in millions)
Average DAUs	18	19	21	25	24	24	27	28
Average MAUs	68	75	83	100	98	103	121	119
Average MUPs(3)	0.8	0.9	1.0	1.1	1.0	1.2	1.4	1.3
ABPU	$0.110	$0.100	$0.091	$0.076	$0.084	$0.079	$0.071	$0.064

	For the Three Months Ended
	Dec 31, 2014 As Reported	Sep 30, 2014 As Reported	Jun 30, 2014 As Reported	Mar 31, 2014 As Reported

	(users and payers in millions)
Average DAUs	25	26	29	28
Average MAUs	108	112	130	123
Average MUPs(3)	1.1	1.3	1.7	1.4
ABPU	$0.079	$0.073	$0.067	$0.063

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014

	(users in millions)
Average MUUs(3)
Revised in Q3 2015(2)	48	51	60	71	64	66	77	74
Revised in Q1 2015(1)	N/A	N/A	62	73	66	65	82	79
As Reported in 2014	N/A	N/A	N/A	N/A	71	77	89	86

(1)

In the first quarter of 2015, the company modified its calculation to take into account our business’s transition to mobile and updates to our operating metrics which utilize additional third party data to help us identify whether a player logged in under two or more accounts is the same individual. As a result of these changes, we revised the definitions for DAUs, MAUs, MUUs and MUPs in the first quarter of 2015.
(2)

In the third quarter of 2015, the company made a subsequent modification to its calculation of MUUs to further reduce duplication of users of both web and mobile platforms and to correct an error in calculating the third quarter of 2014 MUU which resulted in MUU for that period to be understated by 0.3 million users.

(3)

MUUs and MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) and games from recently acquired Rising Tide as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games. We exclude payers of these games to avoid potential double counting of MUUs and MUPs.

Average DAUs, MAUs and MUUs declined during the second, third, and fourth quarters of 2015 and when comparing the three months ended December 31, 2015 to December 31, 2014. These declines in average DAUs, MAUs and MUUs were due to declines in users for our existing games such as FarmVille 2 and Zynga Poker which were not offset by the contribution from newer titles such as Wizard of Oz Slots and Empires & Allies. Average DAUs, MAUs and MUUs increased in the first quarter of 2015 primarily due to the launch of Looney Tunes Dash! in December 2014. MUPs declined in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, as payers in FarmVille 2, FarmVille 2: Country Escape and Zynga Poker contributed more MUPs in the fourth quarter of 2014 compared to the fourth quarter of 2015. ABPU increased in each consecutive quarter in 2015 (except for the first quarter of 2015 when average DAUs increased) due to the decline in average DAUs. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014 Revised in Q1 2015(1)	Sep 30, 2014 Revised in Q1 2015(1)	Jun 30, 2014 Revised in Q1 2015(1)	Mar 31, 2014 Revised in Q1 2015(1)

Average monthly unique payer bookings (in thousands)(2)	$38,444	$40,780	$42,488	$41,352	$41,323	$43,739	$44,844	$39,073
Average MUPs (in millions)(3)	0.8	0.9	1.0	1.1	1.0	1.2	1.4	1.3
Monthly unique payer bookings per MUP(4)	$47	$47	$44	$38	$41	$38	$32	$31

	For the Three Months Ended
	Dec 31, 2014 As Reported	Sep 30, 2014 As Reported	Jun 30, 2014 As Reported	Mar 31, 2014 As Reported

Average monthly unique payer bookings (in thousands)(2)	$41,323	$43,739	$44,844	$39,073
Average MUPs (in millions)(3)	1.1	1.3	1.7	1.4
Monthly unique payer bookings per MUP(4)	$37	$33	$27	$27

(1)

For comparative purposes, average MUPs for 2014 have been revised to reflect the updated definitions for our key operating metrics in the first quarter of 2015 to eliminate known instances of duplication of unique individuals who play on different social networks or platforms. As a result, monthly unique payer bookings per MUP have also been revised for 2014.

(2)	Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising, NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) and games from recently acquired Rising Tide.
(3)

MUPs exclude payers of NaturalMotion legacy games and games from recently acquired Rising Tide as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games. We exclude payers of these games to avoid potential double counting of MUPs.

(4)

Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs. This calculation excludes MUP data for NaturalMotion legacy games and games from recently acquired Rising Tide.

Average monthly unique payer bookings grew during the first and second quarters of 2015 and declined in the third and fourth quarters of 2015 and when comparing the three months ended December 31, 2015 to December 31, 2014. Growth in average monthly unique payer bookings in the first and second quarter of 2015 was due to the bookings contribution from Wizard of Oz Slots (launched in November 2014) and Empires & Allies (launched in May 2015). Declines in average monthly unique payer bookings in the third and fourth quarters of 2015 and when comparing the three months ended December 31, 2015 to December 31, 2014 were due to the decline in bookings and users in our existing web and multiplatform games, such as FarmVille 2, Zynga Poker and Hit It Rich! Slots and older mobile titles such as FarmVille 2: Country Escape which were not offset by the contribution from newer titles. Monthly unique payer bookings per MUP increased to $47 in the third and fourth quarters of 2015 due to MUP decreasing faster than unique payer bookings for those periods.

Although we monitor our unique payer metrics, we focus on monetization, including through in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual goods and advertising.

Recent Developments

•

Game Launches. We launched several new games in 2015, including Words on Tour, Empires & Allies, Mountain Goat Mountain and Black Diamond Casino on mobile platforms and FarmVille: Harvest Swap and Princess Bride Slots on mobile and web platforms. We also launched a localized version of Words With Friends in six new languages, including Spanish, French, German and Italian.

•

Mobile Growth. In 2015, we delivered a 35% increase in mobile bookings year over year and a 61% increase in mobile revenue year over year. This increase was driven by the continued success of our Slots franchise, including Hit it Rich! Slots, Wizard of Oz Slots and the launch of new mobile titles in 2015, including Empires & Allies.

•

Changes in Executive Team. On April 8, 2015, Don Mattrick resigned as Chief Executive Officer. The Board appointed Mark Pincus, Zynga’s Founder and Chairman of the Board, as Zynga’s Chief Executive Officer. Mr. Pincus had previously served as Zynga’s Chief Executive Officer from April 2007 to July 2013. In addition, he served as Chief Product Officer from April 2007 to April 2014 and has served as Chairman of the Board since April 2007.

On April 19, 2015, Clive Downie resigned as Chief Operating Officer.

On November 3, 2015, Chief Financial Officer David Lee resigned as CFO. Zynga has initiated a search for a replacement CFO and until a new CFO is appointed, Michelle Quejado, Zynga’s Chief Accounting Officer, is serving as interim CFO.

•

2015 Restructuring. In the first quarter of 2015, we implemented a restructuring plan which included a reduction in workforce and the closure of the Beijing, China office. In total, we recorded a charge of $3.8 million in the twelve months ended December 31, 2015 related to this plan.

In the second quarter of 2015, we implemented a restructuring plan which included a reduction in workforce. In total, we recorded a charge of $33.8 million in the twelve months ended December 31, 2015 related to this plan.

•

Acquisition of Rising Tide Games. In the third quarter of 2015, we acquired Rising Tide Games, a provider of social casino games, for mobile and web platforms, for purchase consideration of approximately $44.2 million in cash and contingent consideration. We acquired Rising Tide Games to expand our footprint in the social casino games space.

•

Stock Repurchase Program. In October 2015, our Board authorized a program for the repurchase of our common stock in an amount of up to $200 million. In the fourth quarter of 2015, we repurchased approximately 37.9 million shares of our common stock for $98.9 million under our 2015 program, and as of December 31, 2015, the remaining authorized amount of stock repurchases that may be made under the program was $101.1 million. We completed the share repurchase program in the first quarter of 2016.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Facebook, Apple’s App store for iOS and the Google Play App Store for Android devices. Virtual goods for our games are purchased through the payment processing systems of these platform providers. To date, we have generated a significant portion of our bookings, revenue and players through the Facebook, Apple and Google platforms and expect to continue to do so for the foreseeable future. We are generating an increasing portion of our bookings, revenue and players through the Apple App store and Google Play App Store and expect that this trend will continue as we launch more games for mobile devices. Facebook, Apple and Google generally have the discretion to change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example ABPU increased from $0.074 in the twelve months ended December 31, 2014 to $0.093 in the twelve months ended December 31, 2015 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the third quarter of 2015, we acquired Rising Tide Games, a provider of social casino games for mobile and web platforms which expanded our footprint in the social casino games space.

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

Results of Operations

Revenue

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Revenue by type:
Online game	$590,755	$537,619	$759,572	10%	(29)%
Advertising and other	173,962	152,791	113,694	14%	34%

Total revenue	$764,717	$690,410	$873,266	11%	(21)%

2015 Compared to 2014.

Total revenue increased $74.3 million in 2015 as a result of increases in both online game revenue and advertising and other revenue. Bookings increased $5.7 million in 2015 due to growth in advertising bookings, offset by a decline in online game bookings from existing games as a result of declines in audience metrics and the lack of successful new launches to offset these declines. ABPU increased from $0.074 ($0.071 as reported) in 2014 to $0.093 in 2015, due to the decline in average DAUs. Average DAUs decreased from 26 million (27 million as reported) in 2014 to 21 million in 2015 and MUPs decreased from 1.2 million (1.4 million as reported) in 2014 to 0.9 million in 2015.

Online game revenue increased $53.1 million in 2015 as compared to the same period of the prior year. This increase is primarily attributable to increases in online game revenue from FarmVille 2: Country Escape, Wizard of Oz Slots and Hit It Rich! Slots, in the amounts of $60.6 million, $58.3 million and $44.6 million, respectively. Online game revenue increased for FarmVille 2: Country Escape and Wizard of Oz Slots as these games were launched in April 2014 and November 2014, respectively, while online game revenue increased for Hit It Rich! Slots as the game did not launch on all platforms and devices until May 2014. The increase in online game revenue was partially offset by decreases in online game revenue from FarmVille 2, FarmVille and Zynga Poker (web) in the amounts of $38.2 million, $19.2 million and $17.3 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. Moreover, there was a $14.9 million decrease in online game revenue for Ayakashi as this game was discontinued in the second quarter of 2015. All other games accounted for the remaining net decrease of $20.8 million.

International revenue as a percentage of total revenue was 34% and 38% in 2015 and 2014, respectively.

In 2015, FarmVille 2, Zynga Poker, Hit It Rich! Slots, FarmVille 2: Country Escape and Wizard of Oz Slots were our top online game revenue-generating games and comprised 19%, 18%, 16%, 14% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 46% and 38% of online game revenue in 2015 and 2014, respectively. Durable virtual goods accounted for 54% and 62% of online game revenue in 2015 and 2014, respectively. The estimated weighted-average life of durable virtual goods was 10 months in 2015 and 12 months in 2014. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2015 for various games resulted in an increase in revenue, income from operations and net income of $1.0 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $9.9 million of revenue and income from operations in the twelve months ended December 31, 2015 due to changes in our estimated average life of durable goods for games that were discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games resulted in a $0.01 per share impact on our reported earnings per share for the twelve months ended December 31, 2015. For 2014, changes in our estimated average life of durable virtual goods resulted in a decrease in revenue, income from operations and net income of $1.2 million. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2014.

Advertising and other revenue increased $21.2 million from the twelve months ended December 31, 2014 to the twelve months ended December 31, 2015 primarily due to a $27.4 million increase in in-game display ads as a result of better optimization and performance on mobile platforms. The increase was also attributed to an $8.3 million increase in in-game offers, engagement ads and other advertising revenue which was primarily due to an increase in engagement ads on our mobile games. The increases in in-game display ads and engagement ads were driven by the Company’s transition from web to mobile, as mobile bookings as a percentage of total bookings grew from 51% in 2014 to 68% in 2015 and mobile revenue as a percentage of total revenue grew from 44% in 2014 to 64% in 2015. These increases were offset by a $12.1 million decrease in licensing revenue driven by the final licensing payment from a strategic partner in 2014 and a $2.4 million decrease in in-game sponsorships, which were historically more prevalent in our web games, such as CityVille and FarmVille.

2014 Compared to 2013.

Total revenue decreased $182.9 million in 2014 as a result of a decline in online game revenue offset by an increase in advertising and other revenue. Bookings decreased by $21.9 million from 2013 to 2014 due to declines in existing games, declines in audience metrics and the lack of successful new launches to offset these declines. ABPU increased from $0.054 ($0.053 as reported) in 2013 to $0.074 ($0.071 as reported) in 2014, due to a faster decline in DAUs than the decline in bookings. DAUs decreased from 36 million (37 million as reported) in 2013 to 26 million (27 million as reported) in 2014 and MUPs decreased from 1.8 million (1.8 million as reported) in 2013 to 1.2 million (1.4 million as reported) in 2014.

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

In 2014, FarmVille 2 and Zynga Poker were our top two online game revenue-generating games and comprised 28% and 23%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during the year.

Consumable virtual goods accounted for 38% and 29% of online game revenue 2014 and 2013, respectively. Durable virtual goods accounted for 62% and 71% of online game revenue in 2014 and 2013, respectively. The estimated weighted-average life of durable virtual goods was 12 months in 2014 and 2013. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2014 for various games resulted in a decrease in revenue, income from operations and net income of $1.2 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2014. For 2013, changes in our estimated average life of durable virtual goods resulted in an increase in revenue, income from operations and net income of $12.3 million. These changes in estimates resulted in a $0.01 increase in our reported earnings per share for the year ended December 31, 2013.

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

Cost of revenue

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Cost of revenue	$235,985	$213,570	$248,358	10%	(14)%

2015 Compared to 2014. Cost of revenue increased $22.4 million in the twelve months ended December 31, 2015 as compared to the same period of the prior year. The increase was primarily attributable to a $27.1 million increase in payment processing fees from bookings generated from mobile payment processors, a $14.4 million increase in hosting costs due to data center migration and a $12.2 million increase in royalty expense for licensed intellectual property, offset by a $26.4 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $3.9 million decrease in headcount-related expense and a $3.6 million decrease in third party customer service expense which is in line with the discontinuance of certain games. We expect our cost of revenue to increase as a result of payment processing fees from mobile payment processors as players of our games continue to transition from web to mobile.

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

Research and development

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Research and development	$361,931	$396,553	$413,001	(9)%	(4)%

2015 Compared to 2014. Research and development expenses decreased $34.6 million in the twelve months ended December 31, 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $24.1 million decrease in headcount-related expense and $23.3 million less expense incurred in 2015 due to the settlement of the contingent consideration liability for Spooky Cool Labs in the first quarter of 2015, offset by a $10.9 million increase in stock-based expense.

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

Sales and marketing

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Sales and marketing	$169,573	$157,364	$104,403	8%	51%

2015 Compared to 2014. Sales and marketing expenses increased $12.2 million in the twelve months ended December 31, 2015 as compared to the same period of the prior year. The increase was primarily attributable to an $18.8 million increase in player acquisition costs spent on newer titles such as Wizard of Oz Slots and Empires & Allies, a $2.6 million increase in marketing software costs and a $1.6 million increase in stock-based expense, offset by an $11.3 million decrease in other marketing costs.

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

General and administrative

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
General and administrative	$143,284	$167,664	$162,918	(15)%	3%

2015 Compared to 2014. General and administrative expenses decreased $24.4 million in the twelve months ended December 31, 2015 as compared to the same period of the prior year. The decrease was primarily attributable to a $21.8 million decrease in third party consulting and legal expenses and a $10.0 million decrease in stock-based expense, offset by an $8.5 million increase in restructuring expense.

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

Interest income

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Interest income	$2,568	$3,266	$4,148	(21)%	(21)%

2015 Compared to 2014. Interest income decreased $0.7 million in the twelve months ended December 31, 2015. The decrease was primarily attributed to lower marketable security balances in 2015 compared to 2014.

2014 Compared to 2013. Interest income decreased $0.9 million in the twelve months ended December 31, 2014. The decrease was primarily attributed to lower marketable security balances in 2014 compared to 2013.

Other income (expense), net

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Other income (expense), net	$13,306	$8,248	$(3,386)	NM	NM

2015 Compared to 2014. Other income (expense), net increased $5.1 million in the twelve months ended December 31, 2015 as compared to the same period of the prior year. The increase was attributable to a $4.8 million increase of other income which was primarily related to the sale of an equity investment in the first quarter of 2015 and a $1.2 million increase in net sublease rental income.

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

Provision for (benefit from) income taxes

	Year Ended December 31,			2014 to 2015 % Change	2013 to 2014 % Change
	2015	2014	2013
	(in thousands)
Provision for (benefit from) income taxes	$(8,672)	$(7,327)	$(27,887)	NM	NM

2015 Compared to 2014. The benefit from income taxes increased by $1.3 million in the twelve months ended December 31, 2015 compared to the same period of the prior year. This increase was attributable primarily to the net $2.7 million benefit recorded in 2015 related to a reduction in tax risk reserves and the net incremental benefit of $2.5 million recorded in connection with current year tax purchase accounting, offset by $3.7 million of net tax expense related to changes in estimated jurisdictional mix of earnings between the two periods.

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

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars for each of the eight quarters ended December 31, 2015 (certain items may not reconcile due to rounding). We also present other financial and operations data, and a reconciliation of revenue to bookings and net income (loss) to adjusted EBITDA, for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Online game	$129,463	$151,168	$162,161	$147,963	$135,011	$139,372	$130,966	$132,270
Advertising and other	56,306	44,569	37,757	35,330	57,536	37,239	22,266	35,750

Total revenue	185,769	195,737	199,918	183,293	192,547	176,611	153,232	168,020

Costs and expenses:
Cost of revenue	63,397	57,187	57,779	57,622	55,492	53,286	51,288	53,504
Research and development	85,099	78,416	90,896	107,520	105,134	100,113	93,722	97,584
Sales and marketing	53,066	43,549	41,119	31,839	41,898	44,005	41,608	29,853
General and administrative	39,333	25,765	37,805	40,381	38,961	38,536	32,831	57,336

Total costs and expenses	240,895	204,917	227,599	237,362	241,485	235,940	219,449	238,277

Income (loss) from operations	(55,126)	(9,180)	(27,681)	(54,069)	(48,938)	(59,329)	(66,217)	(70,257)

Net income (loss)	$(51,198)	$3,052	$(26,868)	$(46,496)	$(45,126)	$(57,058)	$(62,533)	$(61,183)

Earnings per share—basic	$(0.06)	$0.00	$(0.03)	$(0.05)	$(0.05)	$(0.06)	$(0.07)	$(0.07)

Earnings per share—diluted	$(0.06)	$0.00	$(0.03)	$(0.05)	$(0.05)	$(0.06)	$(0.07)	$(0.07)

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(dollars in thousands)
Other Financial and Operations Data:
Bookings	$182,104	$175,979	$174,462	$167,410	$182,352	$175,488	$175,102	$161,358
Adjusted EBITDA	1,656	12,415	963	2,093	9,432	2,163	14,491	13,846

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014 Revised in Q1 2015(1)	Sep 30, 2014 Revised in Q1 2015(1)	Jun 30, 2014 Revised in Q1 2015(1)	Mar 31, 2014 Revised in Q1 2015(1)
	(users and payers in millions)
Other Financial and Operations Data—Revised:
Average DAUs	18	19	21	25	24	24	27	28
Average MAUs	68	75	83	100	98	103	121	119
Average MUPs(3)	0.8	0.9	1.0	1.1	1.0	1.2	1.4	1.3
ABPU	$0.110	$0.100	$0.091	$0.076	$0.084	$0.079	$0.071	$0.064

	For the Three Months Ended
	Dec 31, 2014 As Reported	Sep 30, 2014 As Reported	Jun 30, 2014 As Reported	Mar 31, 2014 As Reported
	(users and payers in millions)
Other Financial and Operations Data—Reported:
Average DAUs	25	26	29	28
Average DAUs	108	112	130	123
Average MUPs(3)	1.1	1.3	1.7	1.4
ABPU	$0.079	$0.073	$0.067	$0.063

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(users in millions)
Average MUUs(3)
Revision in Q3 2015(2)	48	51	60	71	64	66	77	74
Revision in Q1 2015(1)	N/A	N/A	62	73	66	65	82	79
As Reported in 2014	N/A	N/A	N/A	N/A	71	77	89	86

(1)

In the first quarter of 2015, the company modified its calculation to take into account our business’s transition to mobile and updates to our operating metrics which utilize additional third party data to help us identify whether a player logged in under two or more accounts is the same individual. As a result of these changes, we revised the definitions for DAUs, MAUs, MUUs and MUPs in the first quarter of 2015.

(2)

In the third quarter of 2015, the company made a subsequent modification to its calculation of MUUs to further reduce duplication of users of both web and mobile platforms and to correct an error in calculating the third quarter of 2014 MUU which resulted in MUU for that period to be understated by 0.3 million users.

(3)

MUUs and MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) and games from recently acquired Rising Tide as our systems are unable to distinguish whether a player of a these games is also a player of other Zynga games. We exclude payers of these games to avoid potential double counting of MUUs and MUPs.

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$185,769	$195,737	$199,918	$183,293	$192,547	$176,611	$153,232	$168,020
Change in deferred revenue	(3,665)	(19,758)	(25,456)	(15,883)	(10,195)	(1,123)	21,870	(6,662)

Bookings	$182,104	$175,979	$174,462	$167,410	$182,352	$175,488	$175,102	$161,358

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(51,198)	$3,052	$(26,868)	$(46,496)	$(45,126)	$(57,058)	$(62,533)	$(61,183)
Provision for (benefit from) income taxes	(1,862)	(9,381)	991	1,580	2,547	(783)	(2,012)	(7,079)
Other income (expense), net	(1,463)	(2,285)	(1,199)	(8,359)	(5,580)	(647)	(896)	(1,125)
Interest income	(603)	(566)	(605)	(794)	(779)	(841)	(776)	(870)
Restructuring expense, net	19,748	416	12,855	3,461	(3,391)	287	(2,270)	29,655
Gain (loss) on legal settlements	—	(1,681)	—	—	5,250	—	—	—
Depreciation and amortization	11,966	11,287	13,340	17,722	18,341	19,283	19,926	25,344
Contingent consideration fair value adjustment	(3,288)	—	—	9,400	12,600	6,750	12,070	1,280
Acquisition-related transaction expenses	249	895	—	—	—	—	265	6,160
Stock-based expense	31,772	30,436	27,905	41,462	35,765	36,295	28,847	28,326
Change in deferred revenue	(3,665)	(19,758)	(25,456)	(15,883)	(10,195)	(1,123)	21,870	(6,662)

Adjusted EBITDA	$1,656	$12,415	$963	$2,093	$9,432	$2,163	$14,491	$13,846

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(7,832)	$(9,201)	$(7,813)
Depreciation and amortization	54,315	82,894	129,047
Cash flows provided by (used in) operating activities	(44,447)	(4,511)	28,674
Cash flows provided by (used in) investing activities	749,573	(344,159)	147,476
Cash flows provided by (used in) financing activities	(93,545)	15,119	(95,818)

As of December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $987.3 million, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities. For the full year ended December 31, 2015, we made capital expenditures of $7.8 million, which included hardware and software to support business operations.

In October 2015, our board of directors authorized a $200 million stock repurchase program. We initiated purchases under this program in November 2015. In the fourth quarter of 2015, we repurchased 37.9 million shares of our Class A common stock under this repurchase program at a weighted average price of $2.60 per share for a total of $98.9 million. The program expired upon completion of our authorized share repurchase program in February 2016.

Operating Activities

After our net loss of $121.5 million is adjusted to exclude non-cash items, operating activities used $44.4 million of cash during the twelve months ended December 31, 2015. Significant non-cash items included stock-based expense of $131.6 million and depreciation and amortization of $54.3 million. Stock-based expense increased $2.3 million primarily due to an increase in grants awarded in 2015 compared to 2014. Depreciation and amortization decreased by $28.6 million as compared to the twelve months ended December 31, 2014 primarily due to the consolidation of data facilities and the related disposition of certain data center assets and intangible assets that were fully amortized in 2015. Net cash used in operating activities increased $39.9 million when compared to the twelve months ended December 31, 2014. The increase in net cash used in operating activities was primarily due to changes in our operating assets and liabilities in the twelve months ended December 31, 2015, including changes of $64.8 million and $34.5 million in deferred revenue and other liabilities, respectively, offset by changes of $10.9 million and $10.1 million in accounts payable and accounts receivable, respectively.

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

Investing Activities

Investing activities resulted in cash inflow of $749.6 million during the twelve months ended December 31, 2015. The primary inflows of cash associated with investing activities were $766.1 million of sales and maturities of marketable securities, net of purchases. The primary outflows of cash were $20.0 million for the acquisition of

Rising Tide Games, net of cash acquired, in the third quarter of 2015. Capital expenditures were $7.8 million for the twelve months ended December 31, 2015, which mainly related to the investment in hardware and software to support business operations. We expect capital expenditures of approximately $9.0 million in 2016.

Investing activities used $344.2 million during the twelve months ended December 31, 2014. The primary outflow of cash associated with investing activities was the business acquisition of NaturalMotion for which $391.0 was paid in cash. The primary cash inflows were $47.7 million for the sales and maturities of marketable securities, net of purchases. Capital expenditures were $9.2 million for the twelve months ended December 31, 2014, which mainly related to the investment in hardware and software to support business operations.

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

Financing Activities

Financing activities used $93.5 million during the twelve months ended December 31, 2015. The primary outflow of cash associated with financing activities was the repurchases of Class A common stock of $88.4 million in the fourth quarter of 2015. The remaining $10.5 million of share repurchases were recorded in accounts payable and other current liabilities in the amounts of $3.5 million and $7.0 million, respectively, and will be paid in the first quarter of 2016.

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

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of December 31, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants. On July 1, 2015, we made a further, technical amendment to our credit agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in 2015, 2014 and 2013.

Contractual Obligations

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Lease commitments	$10,871	$4,348	$4,847	$1,632	$44
Other purchase commitments	34,182	19,749	14,163	270	—
Contingent consideration liability(1)	18,490	—	18,490	—	—

Total contractual obligations	$63,543	$24,097	$37,500	$1,902	$44

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

Lease commitments

Our lease commitments consist of operating leases for facilities.

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

Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2015 for various games resulted in an increase in revenue, income from operations and net income of $1.0 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2015.

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

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: expected volatility of our Class A common stock, which is based on our own calculated three year historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. We changed the basis of estimating our expected volatility in the fourth quarter of 2015 from using peer group data in the industry in which we do business to using our own calculated rate as we now have sufficient historical data (three years of historical trading activity) that we believe provides a reasonable basis for our estimate. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based expense for future awards may differ materially compared with the awards granted previously. We record stock-based expense for stock options on a ratable basis over the vesting term.

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

For our annual impairment analysis performed in the fourth quarter of 2015, our estimates of fair value were based on the market approach, which estimated the fair value of our reporting unit based on the company’s market capitalization. The result of the impairment analysis showed that the estimated fair value of the Company exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents and marketable securities consist of cash, money market funds, U.S. government debt securities and corporate debt securities. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk. Our available-for-sale investments consist of U.S. government and corporate debt securities which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $1.0 million as of December 31, 2015. Such losses would only be realized if we sold the investments prior to maturity.

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

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (“the COSO criteria”). Zynga Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zynga Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Zynga Inc. and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 19, 2016

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zynga Inc.

We have audited the accompanying consolidated balance sheets of Zynga Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zynga Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zynga Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 19, 2016

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$742,217	$131,303
Marketable securities	245,033	785,221
Accounts receivable, net of allowance of $0 at December 31, 2015 and December 31, 2014	79,610	89,611
Income tax receivable	5,233	3,304
Deferred tax assets	—	2,765
Restricted cash	209	48,047
Other current assets	39,988	22,688

Total current assets	1,112,290	1,082,939
Long-term marketable securities	—	231,385
Goodwill	657,671	650,778
Other intangible assets, net	64,016	66,861
Property and equipment, net	273,221	297,919
Restricted cash	986	—
Other long-term assets	16,446	18,911

Total assets	$2,124,630	$2,348,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,676	$14,965
Other current liabilities	77,691	164,150
Deferred revenue	128,839	189,923

Total current liabilities	236,206	369,038
Deferred revenue	204	3,882
Deferred tax liabilities	6,026	5,323
Other non-current liabilities	95,293	74,858

Total liabilities	337,729	453,101
Stockholders’ equity:
Common stock, $.00000625 par value, and additional paid in capital—authorized shares: 2,020,517; shares outstanding: 903,617 shares (Class A, 769,533, Class B, 113,567, Class C, 20,517) as of December 31, 2015 and 905,860 (Class A, 770,658, Class B, 114,685, Class C, 20,517) as of December 31, 2014	3,234,551	3,096,982
Treasury stock	(98,942)	—
Accumulated other comprehensive income (loss)	(52,388)	(29,175)
Accumulated deficit	(1,296,320)	(1,172,115)

Total stockholders’ equity	1,786,901	1,895,692

Total liabilities and stockholders’ equity	$2,124,630	$2,348,793

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Online game	$590,755	$537,619	$759,572
Advertising and other	173,962	152,791	113,694

Total revenue	764,717	690,410	873,266
Costs and expenses:
Cost of revenue	235,985	213,570	248,358
Research and development	361,931	396,553	413,001
Sales and marketing	169,573	157,364	104,403
General and administrative	143,284	167,664	162,918
Impairment of intangible assets	—	—	10,217

Total costs and expenses	910,773	935,151	938,897

Income (loss) from operations	(146,056)	(244,741)	(65,631)
Interest income	2,568	3,266	4,148
Other income (expense), net	13,306	8,248	(3,386)

Income (loss) before income taxes	(130,182)	(233,227)	(64,869)
Provision for (benefit from) income taxes	(8,672)	(7,327)	(27,887)

Net income (loss)	$(121,510)	$(225,900)	$(36,982)

Net income (loss) per share attributable to common stockholders
Basic	$(0.13)	$(0.26)	$(0.05)

Diluted	$(0.13)	$(0.26)	$(0.05)

Weighted average common shares used to compute net income (loss)per share attributable to common stockholders:
Basic	913,511	874,509	799,794
Diluted	913,511	874,509	799,794

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(121,510)	$(225,900)	$(36,982)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(23,480)	(27,522)	(1,586)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	267	(607)	(436)
Net change on unrealized gains (losses) on derivative instruments	—	—	2,423

Other comprehensive income (loss):	(23,213)	(28,129)	401

Comprehensive income (loss):	$(144,723)	$(254,029)	$(36,581)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	OCI	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount
Balances at December 31, 2012	779,249	$5	$2,725,600	$(295,113)	$(1,447)	$(603,542)	$1,825,503
Exercise of stock options, warrants and ESPP	34,020	—	26,115	—	—	—	26,115
Vesting of ZSUs, net	22,914	—	(901)	(486)	—	—	(1,387)
Cancellation of unvested restricted common stock	(502)	—	—	—	—	—	—
Stock-based expense	—	—	84,393	—	—	—	84,393
Vesting of common stock following the early exercise of options	—	—	363	—	—	—	363
Retirement of treasury stock, net of repurchases	(3,372)	—	—	295,599	—	(304,902)	(9,303)
Tax cost (benefit) from stock-based expense	—	—	(11,832)	—	—	—	(11,832)
Net income (loss)	—	—	—	—	—	(36,982)	(36,982)
Other comprehensive income (loss)	—	—	—	—	401	—	401

Balances at December 31, 2013	832,309	$5	$2,823,738	$—	$(1,046)	$(945,426)	$1,877,271

Exercise of stock options, warrants and ESPP	11,461	—	16,421	—	—	—	16,421
Vesting of ZSUs, net	22,582	—	(429)	(789)	—	—	(1,218)
Issuance of common stock in connection with business acquisitions	39,754	—	131,158	—	—	—	131,158
Cancellation of unvested restricted common stock	(200)	—	—	—	—	—	—
Stock-based expense	—	—	126,856	—	—	—	126,856
Vesting of common stock following the early exercise of options	—	—	341	—	—	—	341
Retirement of treasury stock, net of repurchases	(46)	—	—	789	—	(789)	—
Tax cost (benefit) from stock-based expense	—	—	(1,108)	—	—	—	(1,108)
Net income (loss)	—	—	—	—	—	(225,900)	(225,900)
Other comprehensive income (loss)	—	—	—	—	(28,129)	—	(28,129)

Balances at December 31, 2014	905,860	$5	$3,096,977	$—	$(29,175)	$(1,172,115)	$1,895,692

Balances at December 31, 2014	905,860	$5	$3,096,977	$—	$(29,175)	$(1,172,115)	$1,895,692
Exercise of stock options and ESPP	7,075	—	7,567	—	—	—	7,567
Vesting of ZSUs, net	27,966	1	(2,130)	(772)	—	—	(2,901)
Contributed capital, related to common control acquisition	—	—	1,854	—	—	(1,963)	(109)
Stock-based expense	717	—	129,591	—	—	—	129,591
Vesting of common stock following the early exercise of options	—	—	170	—	—	—	170
Repurchases of common stock	(38,001)	—	—	(98,902)	—	—	(98,902)
Retirements of treasury stock	—	—	—	732	—	(732)	—
Tax cost (benefit) from stock-based expense	—	—	516	—	—	—	516
Net income (loss)	—	—	—	—	—	(121,510)	(121,510)
Other comprehensive income (loss)	—	—	—	—	(23,213)	—	(23,213)

Balances at December 31, 2015	903,617	$6	$3,234,545	$(98,942)	$(52,388)	$(1,296,320)	$1,786,901

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(121,510)	$(225,900)	$(36,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,315	82,894	129,047
Stock-based expense	131,575	129,233	84,393
(Gain) loss from sales of investments, assets and other, net	(5,558)	(1,610)	8,147
Tax benefits (costs) from stock-based awards	989	(86)	(11,244)
Excess tax benefits (costs) from stock-based awards	(989)	86	11,244
Accretion and amortization on marketable securities	5,711	10,061	17,575
Deferred income taxes	(12,693)	(10,982)	(18,766)
Impairment of intangible assets	—	—	10,217
Changes in operating assets and liabilities:
Accounts receivable, net	10,148	(16,489)	40,806
Income tax receivable	(1,929)	5,433	(1,336)
Other assets	(16,167)	971	3,932
Accounts payable	10,934	(6,393)	(2,325)
Deferred revenue	(64,762)	3,643	(157,090)
Other liabilities	(34,511)	24,628	(48,944)

Net cash provided by (used in) operating activities	(44,447)	(4,511)	28,674

Investing activities:
Purchases of marketable securities	(101,091)	(758,509)	(1,074,919)
Sales and maturities of marketable securities	867,198	806,232	1,244,841
Acquisition of property and equipment	(7,832)	(9,201)	(7,813)
Business acquisitions, net of cash acquired	(20,023)	(392,411)	(18,054)
Proceeds from sale of property and equipment	814	5,059	3,057
Proceeds from sale of equity method investment	10,507	—	—
Restricted cash	—	—	227
Other investing activities, net	—	4,671	137

Net cash provided by (used in) investing activities	749,573	(344,159)	147,476

Financing activities:
Taxes paid related to net share settlement of equity awards	(2,902)	(1,216)	(1,387)
Repurchases of common stock	(88,409)	—	(9,302)
Proceeds from employee stock purchase plan and exercise of stock options	7,567	16,421	26,115
Excess tax benefits (costs) from stock-based awards	989	(86)	(11,244)
Repayment of debt	—	—	(100,000)
Acquisition-related contingent consideration payment	(10,790)	—	—

Net cash provided by (used in) financing activities	(93,545)	15,119	(95,818)

Effect of exchange rate changes on cash and cash equivalents	(667)	(669)	(758)
Net increase (decrease) in cash and cash equivalents	610,914	(334,220)	79,574
Cash and cash equivalents, beginning of period	131,303	465,523	385,949

Cash and cash equivalents, end of period	$742,217	$131,303	$465,523

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

Changes in our estimated average life of durable virtual goods during the three and twelve months ended December 31, 2015 for various games resulted in an increase in revenue and income from operations of $0.5 million and $1.0 million, respectively, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recorded $9.9 million of revenue and income from operations in the twelve months ended December 31, 2015 due to changes in our estimated average life of durable goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates and discontinuance of games did not impact our reported earnings per share for the three months ended December 31, 2015 and resulted in a $0.01 per share impact on our reported earnings per share for the twelve months ended December 31, 2015. For 2014, changes in our estimated average life of durable virtual goods resulted in a decrease in revenue, income from operations and net income of $1.2 million. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2014.

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

Future usage patterns may differ from historical usage patterns and therefore the estimated average playing periods may change in the future. We assess the estimated average playing period for paying players and the estimated average life of our virtual goods quarterly. Changes in our estimated average life of durable virtual goods during the twelve months ended December 31, 2015 for various games resulted in an increase in revenue, income from operations and net income of $1.0 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our reported earnings per share for the twelve months ended December 31, 2015.

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

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to generate online game revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of hosting and data center costs related to operating our games, including depreciation, consulting costs primarily related to third-party provisioning of customer support services, payment processing fees, licensing fees, salaries, benefits and stock-based expense for our customer support and infrastructure teams. Cost of revenue also includes amortization expense related to purchased technology of $23.9 million, $21.4 million and $11.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash equivalents consist of cash on hand, money market funds, commercial paper, corporate bonds and U.S. government-issued obligations with maturities of 90 days or less from the date of purchase.

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

When we determine that a decline in fair value is other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss in other income (expense), net. The new cost basis will not be adjusted for subsequent recoveries in fair value. Determination of whether declines in fair value are other than temporary requires judgment regarding the amount and timing of recovery. No such impairments of marketable securities have been recorded in any of the periods presented.

For non-marketable securities in which we exercise significant influence on the equity to which these non-marketable securities relate, we apply the equity method of accounting. Our non-marketable securities are subject to periodic impairment reviews. In the first quarter of 2015, we sold our only equity method investment and recorded a $6.2 million gain in other income in our consolidated statement of operations. As of December 31, 2015, we did not have any other equity method investments.

Restricted Cash

Restricted cash consists of collateral for royalty agreements and funds held in escrow in accordance with the terms of certain of our business acquisition agreements.

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

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition, which includes the estimated acquisition date fair value of contingent consideration, to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to our consolidated statements of operations. We record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each reporting period.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts, we may be required to record future impairment charges for acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet. There were no impairment charges in 2015 and 2014. In 2013, we recorded a $10.2 million impairment charge related to certain games associated with intangible assets previously acquired through various business combinations.

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

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: expected volatility of our Class A common stock, which is based on our own calculated 3 year historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life. We changed the basis of estimating our expected volatility in the fourth quarter of 2015 from using peer group data in the industry in which we do business to using our own calculated rate as we now have sufficient historical data (3 years of historical trading activity) that we believe provides a reasonable basis for our estimate. Option grants generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. The options have a contractual term of 10 years. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based expense for future awards may differ materially compared with the awards granted previously. We record stock-based expense for stock options on a ratable basis over the vesting term.

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

Income Taxes

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes.

Foreign Currency Transactions

Generally, the functional currency of our international subsidiaries is the U.S. dollar or the local currency that the international subsidiary operates in. For these subsidiaries where the U.S. dollar is not the functional currency, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, we use the period-end exchange rates to translate assets and liabilities, and the average exchange rates to translate revenues and expenses into U.S. dollars. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Facebook, Apple, and Google are significant distribution, marketing, promotion and payment platforms for our social games. A significant portion of our 2015, 2014 and 2013 revenue was generated from players who accessed our games through these platforms. As of December 31, 2015 and December 31, 2014, 17% and 22% of our accounts receivable, respectively, were amounts owed to us by Facebook. Additionally, as of December 31, 2015 and December 31, 2014, 17% and 23% of our accounts receivable, respectively, were amounts owed to us by Apple and 14% and 8% of our accounts receivable, respectively, were amounts owed to us by Google.

Advertising Expense

Costs for advertising are expensed as incurred. Advertising costs, which are included in sales and marketing expense, primarily consisting of player acquisition costs, totaled $128.9 million, $101.7 million and $60.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements

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

In September 2015, the FASB issued an ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer in a business combination to recognize measurement-period adjustments during the period in which adjustment amounts are determined rather than retrospectively, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed as of the acquisition date. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard will be effective for the Company beginning in the first quarter of 2016. We do not expect this standard to have a material impact on our financial statements.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The amendments in ASU 2015-17 are intended to simplify the presentation of deferred income taxes. As of December 31, 2015, we adopted ASU 2015-17 on a prospective basis and have not adjusted prior periods as a result of the adoption. As required by ASU 2015-17, all deferred tax assets and liabilities are now classified as non-current in our consolidated balance sheets.

2. Cash and Investments

Cash and investments consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$162,495	$89,708
Money market funds	362,587	41,595
Commercial paper	160,151	—
Corporate bonds	16,995	—
US government and government agency debt securities	39,989	—

Total cash and cash equivalents	$742,217	$131,303

Marketable securities:
U.S. government and government agency debt securities	$144,986	$404,982
Corporate debt securities	100,047	611,624

Total	$245,033	$1,016,606

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government and government agency debt securities	$145,066	$—	$(80)	$144,986
Corporate debt securities	100,093	12	(58)	100,047

	$245,159	$12	$(138)	$245,033

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

U.S. government and government agency debt securities	$405,049	$68	$(135)	$404,982
Corporate debt securities	611,950	39	(365)	611,624

	$1,016,999	$107	$(500)	$1,016,606

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

	December 31, 2015	December 31, 2014
Due within one year	$245,033	$785,221
After one year through three years	—	231,385

Total	$245,033	$1,016,606

Changes in market interest rates and bond yields cause certain of our investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of December 31, 2015, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $199.1 million. As of December 31, 2014, we had unrealized losses of $0.5 million related to marketable securities that had a fair value of $621.5 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

	December 31, 2015		December 31, 2014
	Fair Value	Unrealized loss	Fair Value	Unrealized loss
U.S. government and government agency debt securities	$137,485	$(80)	$222,723	$(135)
Corporate debt securities	61,622	(58)	398,777	(365)

Total	$199,107	$(138)	$621,500	$(500)

As of December 31, 2015 and 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Cash equivalents and short-term and long-term marketable securities, consisting of money market funds, U.S. government and government agency debt securities and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Spooky Cool Labs LLC (“Spooky Cool Labs”) and Rising Tide Games, Inc. (“Rising Tide Games”). The amount payable is contingent upon the achievement of certain performance milestones. We estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses. During the periods ending December 31, 2015 and 2014 we recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $6.1 million and $32.7 million, respectively within research and development expense in our consolidated statements of operations.

In the first quarter of 2015, we executed an amended agreement with Spooky Cool Labs. Under the terms of the amended agreement, the maximum amount payable by us was $58.8 million, which included $53.8 million of contingent consideration and $5.0 million related to bonuses. We paid $53.8 million in the first quarter of 2015 and $5.0 million in the second quarter of 2015 to fully settle the contingent consideration liability balance and bonuses related to Spooky Cool Labs.

In the third quarter of 2015, we acquired Rising Tide Games. Under the terms of the agreement, the contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the fourth quarter of 2015, we updated this analysis based on our updated projections and recorded the change in estimated fair value of the contingent consideration liability as a benefit of approximately $3.3 million within research and development expense in our consolidated statement of operations. The current contingent consideration expected to be earned and payable by us is $18.5 million; however, the maximum contingent consideration that could be earned and payable by us is $140.0 million.

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

Level 3—Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities among the three Levels of the fair value hierarchy are as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$362,587	$—	$—	$362,587
U.S. government and government agency debt securities	—	184,975	—	184,975
Corporate debt securities(1)	—	277,193	—	277,193

Total	$362,587	$462,168	$—	$824,755

Liabilities

Contingent consideration	$—	$—	$18,490	$18,490

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(1)	$41,595	$—	$—	$41,595
U.S. government and government agency debt securities	—	404,982	—	404,982
Corporate debt securities	—	611,624	—	611,624

Total	$41,595	$1,016,606	$—	$1,058,201

Liabilities

Contingent consideration	$—	$—	$44,420	$44,420

(1)	Includes amounts classified as cash and cash equivalents.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Computer equipment	$36,373	$141,946
Software	30,950	31,778
Land	89,130	89,130
Building	195,372	194,574
Furniture and fixtures	10,348	10,616
Leasehold improvements	7,748	9,694

	369,921	477,738
Less accumulated depreciation	(96,700)	(179,819)

Total property and equipment, net	$273,221	$297,919

During the fourth quarter of 2015, we completed the exit of one of our data centers in Santa Clara, and initiated the sale of certain computer data center equipment, resulting in the assets meeting held for sale criteria. Accordingly, these assets were written down to their fair value and reclassified from property and equipment to other current assets, with $83.9 million and $80.7 million being reclassified from computer equipment and accumulated depreciation respectively, for a net amount of $3.2 million. The $3.2 million reflects the fair value of the assets less estimated costs to sell.

5. Acquisitions

2015 Acquisitions

On September 11, 2015, we acquired Rising Tide Games, a provider of social games that we plan to use to release new social casino titles, for purchase consideration of approximately $44.2 million, which consisted of cash paid of $22.4 million and contingent consideration with a fair value of $21.8 million as of September 30, 2015 (see Note 3—“Fair Value Measurements” for changes in this estimate). The contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date and could be up to $140.0 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3—“Fair Value Measurements.”

The following table summarizes the acquisition date fair value of net tangible and intangible assets acquired from Rising Tide Games (in thousands, unaudited):

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

Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $0.9 million and are included in our statement of operations for the twelve months ended December 31, 2015.

The results of operations for the acquisition of Rising Tide have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations related to our acquisition have not been presented as it is not material to our 2015 consolidated statements.

2014 Acquisitions

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

The following table summarizes the final acquisition date fair value of net tangible assets acquired and liabilities assumed from NaturalMotion (in thousands, unaudited):

	Estimated Fair Value	Estimated Weighted Average Useful Life
Tangible net assets (liabilities) assumed(1)	$1,259	N/A
Intangible assets
Developed technology	59,900	3 years
Branding and trade names	15,000	4.6 years
Goodwill(1)	448,821	N/A

Total	$524,980

(1)

Includes the impact of adjustments to the purchase price allocation in 2014 ($3.9 million) and 2015 ($2.8 million) resulting from changes in net assets (liabilities) acquired and other adjustments pursuant to our business combinations policy and recorded within the measurement period.

Goodwill, which is partially deductible for U.S. income tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The information above provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

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

February 12, 2014 to December 31, 2014
Total revenues	$26,800
Net loss	74,891

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

The pro forma financial information was as follows (unaudited, in thousands):

	12 Months Ended December 31,
	2014	2013
Total revenues	$698,608	$912,880
Net loss	(233,036)	(96,048)

The pro forma financial information for all periods presented has been calculated after adjusting the results of NaturalMotion to reflect the business combination accounting effects resulting from this acquisition including fair value adjustments resulting from purchase accounting, the amortization expenses from acquired intangible assets, the stock-based expense for unvested stock options assumed and restricted stock awards granted and the related tax effects as though the acquisition occurred as of the beginning of the periods presented. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved based on these assumptions.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2013 to December 31, 2015 are as follows (in thousands):

Goodwill—December 31, 2013	$227,989
Additions	450,582
Foreign currency translation adjustments(1)	(23,994)
Goodwill adjustments(2)	(3,799)

Goodwill—December 31, 2014	650,778
Additions	25,050
Foreign currency translation adjustments(1)	(20,816)
Goodwill adjustments(2)	2,659

Goodwill—December 31, 2015	$657,671

(1)	The decreases are primarily related to translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British pounds.
(2)	Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets are as follows (in thousands):

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$174,970	$(118,940)	$56,030
Trademarks, branding and domain names	16,290	(9,210)	7,080
Acquired lease intangibles	5,708	(4,802)	906

Total	$196,968	$(132,952)	$64,016

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$151,376	$(94,560)	$56,816
Trademarks, branding and domain names	16,292	(7,861)	8,431
Acquired lease intangibles	5,708	(4,094)	1,614

Total	$173,376	$(106,515)	$66,861

These assets were, and continue to be, amortized on a straight-line basis. As of December 31, 2015, the weighted-average remaining useful lives of all identified acquired intangible assets are 3.0 years for developed technology, 1.0 years for trademarks, branding, and domain names, and 3.3 years for acquired lease intangibles. Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 were $27.4 million, $24.6 million and $12.2 million, respectively. As of December 31, 2015, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2016	$29,084
2017	11,203
2018	7,634
2019 and thereafter	9,975

Total	$57,896

7. Income Taxes

Income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(83,432)	$(132,281)	$(56,215)
International	(46,750)	(100,947)	(8,654)

Total	$(130,182)	$(233,228)	$(64,869)

Income tax expense (benefit) consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(30)	$(132)	$(15,712)
State	(2,863)	(16)	(134)
Foreign	3,817	2,777	3,206

Total current tax expense	924	2,629	(12,640)
Deferred:
Federal	(8,818)	(6,888)	(14,357)
State	(504)	(353)	(86)
Foreign	(274)	(2,715)	(804)

Total deferred tax expense (benefit)	(9,596)	(9,956)	(15,247)

Provision for (benefit from) income taxes	$(8,672)	$(7,327)	$(27,887)

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Expected benefit at U.S. federal statutory rate	$(45,564)	$(81,630)	$(22,704)
State income taxes—net of federal benefit	(2,863)	(2,681)	(1,503)
Income taxed at foreign rates	18,406	33,417	4,024
Equity-based compensation	1,125	2,865	6,741
Tax credits	—	—	(12,389)
Tax reserve for uncertain tax positions	1,827	19	2,224
Change in valuation allowance	17,526	37,202	14,705
Change in earnings mix	—	—	(16,306)
Impact of change in tax rates	(18)	25	(1,530)
Acquisition costs	650	2,981	(1,480)
Other	239	475	331

	$(8,672)	$(7,327)	$(27,887)

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $19.7 million.

Our deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Tax credit carryforwards	$47,978	$40,501
Net operating loss carryforwards	44,551	30,381
Equity based compensation	24,930	28,263
Acquired intangible assets	13,524	—
Accrued expenses	11,593	19,406
Charitable contributions	3,930	2,047
State taxes	2,321	2,933
Other accrued compensation	1,664	6,664
Deferred revenue	1,309	1,129
Other	434	1,956
Deferred rent	—	2,186
Valuation allowance	(151,808)	(127,917)

Net deferred tax assets	$426	$7,549

Deferred tax liabilities:
Acquired intangible assets	$—	$(1,654)
Deferred rent	(675)	—
Depreciation	(5,777)	(8,453)

Net deferred tax liabilities	(6,452)	(10,107)

Net deferred taxes	$(6,026)	$(2,558)

Due to our history of net operating losses, we believe it is more likely than not that certain federal, state, and foreign deferred tax assets will not be realized as of December 31, 2015. The valuation allowance as of December 31, 2015 and December 31, 2014 was $151.8 million and $127.9 million, respectively. The increase in valuation allowance for 2015 is primarily related to net operating losses generated and acquired during the current year.

Net operating loss and tax credit carryforwards as of December 31, 2015 are as follows (in thousands):

	Amount	Expiration years
Net operating losses, federal	$372,373	2027 - 2035
Net operating losses, state	340,888	2017 - 2035
Tax credit, federal	82,111	2030 - 2035
Tax credits, state	72,615	2019 - indefinite
Net operating losses, foreign	44,398	2033 - indefinite
Tax credits, foreign	443	indefinite

Excess tax benefits associated with stock option exercises and other equity awards are credited to stockholders’ equity in the period cash taxes payable is reduced. As of December 31, 2015, the portion of net operating loss carryforwards related to stock awards is $472.3 million, the benefit of which will be credited to additional paid-in capital when realized. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

December 31, 2012	$98,721
Additions based on tax positions related to 2013	16,414
Additions for tax positions of prior years	18,356

December 31, 2013	$133,491

Additions based on tax positions related to 2014	7,738
Additions for tax positions of prior years	171
Reductions for tax positions of prior years	(511)

December 31, 2014	$140,889

Additions based on tax positions related to 2015	8,876
Additions for tax positions of prior years	82
Reductions for tax positions of prior years	(2,817)
Decreases related to settlements of prior year tax positions	(4,185)

December 31, 2015	$(142,845)

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2015 and 2014 was $0.6 million and $0.7 million, respectively.

If the balance of gross unrecognized tax benefits of $142.8 million as of December 31, 2015 was realized in a future period, this would result in a tax benefit of $8.5 million within our provision of income taxes at such time.

We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the balance sheet. At December 31, 2015, $91.8 million of our gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets and the remaining $51.0 million of our gross unrecognized tax benefits were recorded as long-term liabilities in our consolidated balance sheets.

We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States, United Kingdom, and Ireland. We are subject to examination in these jurisdictions for all years since our inception in 2007. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. We do not expect any material changes to our unrecognized tax benefits within the next twelve months.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued accounts payable	$31,700	$17,542
Accrued compensation liability	16,278	26,113
Accrued restructuring liability	9,859	7,214
Other current liabilities	19,854	20,955
Accrued escrow for acquisitions	—	47,906
Contingent consideration liability	—	44,420

Total other current liabilities	$77,691	$164,150

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Accrued restructuring liability represents amounts payable related to our restructuring plans. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses. Accrued escrow from acquisitions in 2014 mainly relates to amounts held in escrow under the terms of certain acquisition agreements. Contingent consideration liability in 2014 represents the estimated fair value of additional consideration payable in connection with our acquisition of Spooky Cool.

9. Restructuring

During the twelve months ended December 31, 2015, we recorded total restructuring charges of $36.5 million which were classified within our consolidated statement of operations as follows: Cost of Revenue $1.1 million, Research and Development $14.1 million, Sales and Marketing $0.8 million and General and Administrative $20.5 million.

Q2 2015 Restructuring Plan

During the three months ended June 30, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force as part of the overall plan to reduce the Company’s long-term cost structure. As a result of this restructuring, we recorded a charge of $33.8 million in the twelve months ended December 31, 2015, which is included in operating expenses in our consolidated statement of operations. The $33.8 million restructuring charge is comprised of $10.7 million of employee severance costs and $23.1 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.4 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations. The remaining liability related to our Q2 2015 restructuring plan as of December 31, 2015 was $26.4 million and is expected to be paid out over the next 6.4 years.

The following table presents the activity for the three months ended June 30, 2015 and September 30, 2015 and the three and twelve months ended December 31, 2015 related to the Q2 2015 restructuring plan (in thousands):

	Three Months Ended				Twelve Months Ended December 31, 2015
	June 30, 2015	September 30, 2015	December 31, 2015
Restructuring liability—beginning of period	$—	$1,860	$491		$—
Restructuring expense and adjustments	12,282	367	21,200		33,849
Cash payments	(10,422)	(1,736)	4,715	(1)	(7,443)

Restructuring liability (Q2 2015 Plan)—end of period	$1,860	$491	$26,406		$26,406

(1)

Cash payments in the fourth quarter of 2015 include adjustments to restructuring expense that do not have an effect on the restructuring liability. These adjustments consist primarily of deferred items recognized, losses on the disposal of property and equipment and write-offs of prepaid licenses.

Q1 2015 Restructuring Plan

During the three months ended March 31, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force and closure of the Beijing, China office as part of the overall plan to reduce the Company’s long-term cost structure. As a result of this restructuring, we recorded a charge of $3.8 million in the twelve months ended December 31, 2015, which is included in operating expenses in our consolidated statement of operations. The $3.8 million restructuring charge in the twelve months ended December 31, 2015 is comprised of $2.5 million of employee severance costs and $1.3 million related to lease and contract termination costs. This restructuring charge does not include the impact of $0.1 million of net stock-based expense reversals associated with the net effect of forfeitures from employee terminations.

The following table presents the activity for the three months ended March 31, 2015 and June 30, 2015, and the twelve months ended December 31, 2015 related to the Q1 2015 Restructuring plan (in thousands):

	Three Months Ended		Twelve Months Ended December 31, 2015
	March 31, 2015	June 30, 2015
Restructuring liability—beginning of period	$—	$330	$—
Restructuring expense and adjustments	3,241	542	3,783
Cash payments	(2,911)	(872)	(3,783)

Restructuring liability (Q1 2015 Plan)—end of period	$330	$—	$—

There is no remaining liability for the Q1 2015 restructuring plan as of December 31, 2015.

Q1 2014 Restructuring Plan

The following table presents the activity for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and the three and twelve months ended December 31, 2015 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended					Twelve Months Ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Restructuring liability—beginning of period	$10,009	$8,082	$6,663	$5,205		$10,009
Restructuring expense and adjustments	189	30	33	(1,466	)(2)	(1,214)
Cash payments	(2,116)	(1,449)	(1,491)	(1,449)		(6,505)

Restructuring liability (Q1 2014 Plan)—end of period	$8,082	$6,663	$5,205	$2,290		$2,290

(2)

A $1.5 million adjustment was recorded in the fourth quarter of 2015 to reduce our restructuring liability as a result of executing a sublease agreement with a new tenant in a data center facility we had previously vacated in the first quarter of 2014.

The remaining liability of $2.3 million is expected to be paid out in 2016.

Other Plans

The following table presents the activity for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and the three and twelve months ended December 31, 2015 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended				Twelve Months Ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Restructuring liability—beginning of period	$2,857	$1,957	$1,933	$784	$2,857
Restructuring expense and adjustments	31	—	19	8	58
Cash payments	(931)	(24)	(1,168)	(460)	(2,583)

Restructuring liability (2013 Plan)—end of period	$1,957	$1,933	$784	$332	$332

The remaining liability of $0.3 million is expected to be paid out over the next 1.8 years.

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

Stock Repurchases

In October 2015, our Board of Directors authorized a share repurchase program of up to $200 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand. In connection with the share repurchase program, the Company may adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the program or otherwise in the future.

In the fourth quarter of 2015, we repurchased 37.9 million shares of our Class A common stock under the repurchase program at a weighted average price of $2.60 per share for a total of $98.9 million. In the fourth quarter of 2015, $88.4 million of the share repurchases were recorded on the consolidated statement of cash flow as an outflow of cash associated with financing activities. The remaining $10.5 million of share repurchases were recorded in accounts payable and other current liabilities in the amounts of $3.5 million and $7.0 million, respectively, and will be paid in the first quarter of 2016. The program expired upon completion of our authorized share repurchase program in February 2016.

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

The following table presents the weighted-average grant date fair value of stock options and the related assumptions used to estimate the fair value in our consolidated financial statements:

	Year Ended December 31,
	2015	2014	2013
Expected term, in years	6	5	7
Risk-free interest rates	1.65%	1.31%	2.05%
Expected volatility	53%	56%	49%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$1.51	$3.44	$1.82

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and ZSUs in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$4,547	$4,623	$468
Research and development	94,548	83,673	61,931
Sales and marketing	7,501	5,927	8,079
General and administrative	24,979	35,010	13,915

Total stock-based expense	$131,575	$129,233	$84,393

As of December 31, 2015, total unamortized stock-based compensation relating to ZSUs amounted to $168.3 million over a weighted-average recognition period of 2.4 years.

No performance-based ZSUs were granted in connection with our executive compensation plan in the twelve months ended December 31, 2015.

In connection with the 2015 employee bonus program, the company recognized $4.4 million of stock-based expense for the twelve months ended December 31, 2015. This amount was accrued based on certain performance criteria and the passage of time and recognized as a liability based on the estimated fair value as of the reporting date. Upon settlement, according to the conditions specified in the agreement, approximately 4.2 million shares would be issued for an estimated total liability of $11.2 million based upon Company’s closing stock price as of December 31, 2015 of $2.68.

As of December 31, 2015, total unrecognized stock-based expense of $7.6 million and $20.6 million related to unvested stock options and restricted shares of common stock, respectively, is expected to be recognized over a weighted-average recognition period of approximately 1.25 and 1.13 years, respectively.

The following table shows stock option activity for the year ended December 31, 2015 (in thousands, except weighted-average exercise price and remaining contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2014	39,460	$2.22	$47,347	6.74
Granted	305	2.99
Forfeited and cancelled	(12,510)	3.37
Exercised	(4,040)	0.42

Balance as of December 31, 2015	23,215	$1.93	$35,949	5.36

As of December 31, 2015
Exercisable options	20,076	$1.30	$33,252	5.01
Vested and expected to vest	22,825	$1.40	$35,834	5.31

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $9.1 million, $25.1 million, and $85.9 million, respectively. The total grant date fair value of options that vested during the years ended December 31, 2015, 2014, and 2013 was $10.2 million, $6.6 million, and $12.8 million, respectively.

The following table shows a summary of ZSU activity for the year ended December 31, 2015 (in thousands, except weighted-average fair value and remaining term):

	Outstanding ZSUs
	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested ZSUs
Unvested as of December 31, 2014	69,883	$3.64	$185,889
Granted	51,962	2.70
Vested	(29,106)	3.71
Forfeited and cancelled	(30,303)	3.14

Unvested as of December 31, 2015	62,436	$3.06	$167,328

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our Board in September 2011 and by our stockholders in November 2011 and amended in August 2012. On December 31, 2015, the maximum number of shares of our Class A common stock that were authorized to be issued under our 2011 ESPP was 73.3 million shares. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or 25,000,000 shares.

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

As of December 31, 2015, there were $2.1 million of employee contributions withheld by the Company. In 2015, the Company recognized $2.7 million of stock-based expense related to the 2011 ESPP.

Common Stock Reserved for Future Issuance

As of December 31, 2015, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2015
Stock options outstanding	23,215
ZSUs outstanding	62,436
2011 Equity Incentive Plan	101,834
2011 Employee Stock Purchase Plan	62,868

250,353

Accumulated Other Comprehensive Income (loss)

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for- Sale Securities	Total
Balance as of December 31, 2013	$(1,259)	$213	$(1,046)
Other comprehensive income before reclassifications	(27,522)	(615)	(28,137)
Amounts reclassified from accumulated other comprehensive income	—	8	8

Net current-period other comprehensive income	(27,522)	(607)	(28,129)

Balance as of December 31, 2014	$(28,781)	$(394)	$(29,175)

Other comprehensive income before reclassifications	(23,480)	307	(23,173)
Amounts reclassified from accumulated other comprehensive income	—	(40)	(40)

Net current-period other comprehensive income	(23,480)	267	(23,213)

Balance as of December 31, 2015	$(52,261)	$(127)	$(52,388)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2015			2014			2013
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
BASIC:
Net income (loss) attributable to common stockholders	$(103,628)	$(15,153)	$(2,729)	$(189,732)	$(30,869)	$(5,300)	$(29,082)	$(6,951)	$(949)
Weighted-average common shares outstanding	779,071	113,923	20,517	734,493	119,499	20,517	628,947	150,330	20,517

Basic net income (loss) per share	$(0.13)	$(0.13)	$(0.13)	$(0.26)	$(0.26)	$(0.26)	$(0.05)	$(0.05)	$(0.05)

DILUTED:
Net income (loss) attributable to common stockholders-basic	$(103,628)	$(15,153)	$(2,729)	$(189,732)	$(30,869)	$(5,300)	$(29,082)	$(6,951)	$(949)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(2,729)	—	—	(5,300)	—	—	(949)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(15,153)	—	—	(30,869)	—	—	(6,951)	—	—

Net income (loss) attributable to common stockholders-diluted	$(121,510)	$(15,153)	$(2,729)	$(225,900)	$(30,869)	$(5,300)	$(36,982)	$(6,951)	$(949)

Weighted-average common shares outstanding-basic	779,071	113,923	20,517	734,493	119,499	20,517	628,947	150,330	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	113,923	—	—	119,499	—	—	150,330	—	—

Weighted-average common shares outstanding-diluted	913,511	113,923	20,517	874,509	119,499	20,517	799,794	150,330	20,517

Diluted net income (loss) per share	$(0.13)	$(0.13)	$(0.13)	$(0.26)	$(0.26)	$(0.26)	$(0.05)	$(0.05)	$(0.05)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options and employee stock purchase plan	29,412	42,454	61,154
Warrants	—	—	579
Restricted shares	8,716	12,624	4,203
ZSUs	63,764	59,141	63,794

Total	101,892	114,219	129,730

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities. As of December 31, 2015, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2016	$4,348
2017	3,154
2018	1,693
2019	1,458
2020	174
2021 and thereafter	44

$10,871

Rent expense on operating leases for facilities, excluding data center hosting expense, for the years ended December 31, 2015, 2014 and 2013 totaled $4.5 million, $4.5 million, and $7.3 million, respectively.

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of December 31, 2015, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and licensed intellectual property. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of December 31, 2015, are as follows (in thousands):

Year ending December 31:
2016	$19,749
2017	13,441
2018	722
2019 and thereafter	270

$34,182

Legal Matters

On July 30, 2012, a purported securities class action captioned DeStefano v. Zynga Inc. et al., Case No. 3: 12-cv-04007-JSW, was filed in the United States District Court for the Northern District of California against the Company, and certain of our current and former directors, officers, and executives. Additional purported securities class actions containing similar allegations were filed in the Northern District. On September 26, 2012, the court consolidated various of the class actions as In re Zynga Inc. Securities Litigation, Lead Case No. 12-cv-04007-JSW. On January 23, 2013, the court entered an order appointing a lead plaintiff and approving lead plaintiff’s selection of lead counsel. On April 3, 2013, the lead plaintiff and another named plaintiff filed a consolidated complaint. On February 25, 2014, the court granted the defendants’ motion to dismiss the consolidated complaint and provided plaintiffs leave to file an amended complaint.

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

Pursuant to court order, a mediation session was conducted before the Honorable Edward Infante (Ret.) on August 4, 2015. The parties reached an agreement in principle to settle In re Zynga Inc. Securities Litigation as to all defendants for $23.0 million. The parties negotiated and executed a final stipulation of settlement and on October 2, 2015, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement. In response to issues raised by the Court at an October 8, 2015 hearing and in an October 9, 2015 order, on October 15, 2015, lead plaintiff’s counsel revised the papers in support of preliminary approval and filed a supplemental submission in support of lead plaintiff’s unopposed motion for preliminary approval of the settlement. On October 27, 2015, the Court granted preliminary approval of the class action settlement. On February 11, 2016, the court conducted a final fairness hearing and entered an order granting the motion for final approval of the settlement. The settlement was funded entirely by insurance and will result in the dismissal of all claims against the defendants. Accordingly there will be no impact to Zynga’s financial statements.

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

Plaintiff filed a motion for class certification on July 13, 2015, and, after briefing was completed, the court held a hearing on plaintiff’s motion on November 20, 2015. On December 30, 2015, the court granted plaintiff’s motion for class certification. The court has not yet entered a schedule for further proceedings in this action.

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

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware entitled Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. Briefing on the motion to stay or dismiss is complete and a hearing on the motion was held on November 17, 2015. The court has not yet issued a decision on the motion.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue	Year Ended December 31,
	2015	2014	2013
United States	$506,268	$426,906	$519,819
All other countries(1)	258,449	263,504	353,447

Total revenue	$764,717	$690,410	$873,266

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net	Year Ended December 31,
	2015	2014	2013
United States	$269,721	$294,708	$345,598
All other countries	3,500	3,211	3,195

Total property and equipment, net	$273,221	$297,919	$348,793

14. Related Party Transactions

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

15. Subsequent Events

Zindagi Acquisition

On January 1, 2015, we acquired Zindagi Games, a provider of social games for $15.0 million in cash and contingent consideration of up to $60 million, payable based on the achievement of certain performance milestones over the next three years. We will record the preliminary purchase price allocation for this business combination in the first quarter of 2016, which will include an estimate of the fair value of the contingent consideration liability. Subsequent changes in the fair value of the contingent consideration will be recorded within operating expenses in our consolidated statement of operations.

Completion of Share Repurchase Program

From January 1, 2016 to February 2, 2016 we repurchased 42.2 million shares of our Class A common stock at an average price of $2.40, for a total of $101.9 million, exhausting the repurchase plan put in place during the fourth quarter of 2015. In aggregate, 80.2 million shares were repurchased under the plan at an average price of $2.50 for a total of $200 million.

Losses Resulting from Winding Down Licensing Agreements

At the time of our Q2 2015 Restructuring Plan, we held licensing agreements requiring future contractual commitments for games in categories we decided to exit (“Exited Games”) as part of that plan. During the three months ended June 30, 2015, we recognized a loss of $1.2 million associated with the Exited Games, which consisted of $0.9 million for the write-off of prepaid licenses and $0.3 million in estimated contract reassignment fees, both of which were recorded as restructuring expense within research and development. At the time and as of December 31, 2015, we were engaged in negotiations with third parties to reassign those licensing agreements (the “Negotiations”), resulting in those third parties assuming the future contractual commitments. On or about February 12, 2016, the Negotiations ended unfavorably and resulted in a material change to our original estimates. As a result, we recognized an additional loss of $4.3 million, which consisted of $3.7 million in estimated contract termination fees and $0.6 million for the write-off of prepaid licenses. This loss has been classified as restructuring expense within research and development and included in our consolidated statement of operations for the twelve months ended December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
Year Ended December 31, 2015	$—	—	$—	$—
Year Ended December 31, 2014	$—	—	$—	$—
Year Ended December 31, 2013	$160	—	$(160)	$—

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	06/11/2014

3.2	Amended and Restated Bylaws of Zynga Inc.	S-1/A	333-175298	3.4	11/17/2011

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011	S-1/A	333-175298	10.1	8/11/2011

10.2+	Zynga Inc. 2007 Equity Incentive Plan	S-1/A	333-175298	10.2	12/2/2011

10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011

10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011

10.5+	Zynga Inc. 2011 Equity Incentive Plan	S-1/A	333-175298	10.4	11/17/2011

10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011

10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	001-35375	10.3	5/8/2012

10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013

10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan	S-1/A	333-175298	10.20	12/2/2011

10.10+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011

10.11+	Zynga Inc. Non-Employee Director Compensation Policy	10-Q	001-35375	10.1	11/7/2014

10.12+	Zynga Inc. Change in Control Severance Benefit Plan					X

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13+	Offer Letter between Zynga Inc. and Don A. Mattrick, dated June 30, 2013	8-K	001-35375	10.1	7/3/2013

10.14+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Pincus, dated November 16, 2011	S-1/A	333-175298	10.10	11/17/2011

10.15+	Amended and Restated Offer Letter, between Zynga Inc. and Mark Vranesh, dated October 25, 2011	S-1/A	333-175298	10.24	11/17/2011

10.16+	Offer Letter between Zynga Inc. and Clive Downie, dated October 21, 2013	10-K	001-35375	10.16	2/21/2014

10.17+	Offer letter between Zynga Inc. and Devang Shah, dated December 4, 2013	10-K	001-35375	10.17	2/21/2014

10.18+	Offer letter between Zynga Inc. and David Lee, dated April 7, 2014	8-K	001-35375	10.1	4/10/2014

10.19†	Developer addendum by and between Facebook, Inc, and Zynga Inc. dated May 14, 2010 and Amendment No.1 to Developer Addendum, dated October 13, 2011	S-1/A	333-175298	10.15	11/17/2011

10.20†	Amendment No. 2 to Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated April 25, 2012	10-Q	001-35375	10.1	7/30/2012

10.21#	Amendment No. 3 to Developer Addendum by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc., Zynga Game Ireland Limited and Zynga Luxembourg S.àr.L, dated November 28, 2012	10-K	001-35375	10.30	02/25/2013

10.22†	Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated December 26, 2010	S-1/A	333-175298	10.16	11/4/2011

10.23†	Amendment No. 1 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated June 12, 2012	10-Q	001-35375	10.2	7/30/2012

10.24†	Amendment No. 2 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated July 2, 2012	10-Q	001-35375	10.3	7/30/2012

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25#	Amendment No. 3 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc. and Zynga Game Ireland Limited, dated November 28, 2012	10-K	001-35375	10.34	02/25/2013

10.26	Warrant to Purchase Class B Common Stock, dated July 31, 2009, issued to Allen & Company LLC.	S-1/A	333-175298	10.18	7/18/2011

10.27	Amended and Restated Revolving Credit Agreement, dated as of July 21, 2011 and amended and restated as of June 20, 2013, among Zynga Inc., as Borrower, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-35375	10.1	6/24/2013

10.28	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of July 1, 2015, among Zynga Inc., as Borrower, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent	8-K	001-35375	10.1	7/2/2015

10.29	Office Lease by and between Chip Factory Commercial LLC and Zynga Inc., dated January 2008; Amendment to Lease, dated November 1, 2008; and Amendment to Lease, dated February 1, 2011	S-1/A	333-175298	10.22	8/11/2011

10.30	2013 Compensation Information for Executive Officers	8-K	001-35375		4/4/2013

21.1	List of subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema Document

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and will be provided separately to the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2016.

ZYNGA INC.

By:	/s/ Michelle Quejado
Michelle Quejado Interim Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michelle Quejado and Devang Shah, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for her or him and in her or his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus Mark Pincus	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 19, 2016

/s/ Michelle Quejado Michelle Quejado	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 19, 2016

/s/ John Doerr John Doerr	Director	February 19, 2016

/s/ Regina E. Dugan Regina E. Dugan	Director	February 19, 2016

/s/ Frank Gibeau Frank Gibeau	Director	February 19, 2016

/s/ William “Bing” Gordon William “Bing” Gordon	Director	February 19, 2016

/s/ Louis J. Lavigne, Jr. Louis J. Lavigne, Jr.	Director	February 19, 2016

/s/ Sunil Paul Sunil Paul	Director	February 19, 2016

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	February 19, 2016