Form 10-Q
period 2016-03-31
ZYNGA INC
filed 2016-05-06
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 15, 2016, there were 738,160,216 shares of the Registrant’s Class A common stock outstanding, 113,461,445 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future spend, including spend on R&D and marketing and our future margins;
•	our future operational plans, use of cash, strategies and prospects;
•	the breadth and depth of our game slate for 2016 and the success of this slate and future launches from this slate;
•	the timely launch and success of our games
•	our ability to change our mix of R&D and unlaunched game slate to live games;
•	our ability to increase the predictability of our business and to continue to transition to mobile;
•	our planned launch of mobile first games and new features for existing games;
•	our ability to grow mobile bookings in 2016 and beyond;
•	our cost structure and cost reduction plans and estimated savings and charges, including our reduction in workforce and reduction in centralized services costs and spend;
•	our ability to accelerate execution, drive profitability and nurture creativity and innovation while reducing costs and lowering discretionary spend;
•	our ability to execute against our turnaround strategy and deliver long-term value to our shareholders, employees and players and fulfill our mission to connect the world through games;
•	our ability to accurately forecast our upcoming game launches and bookings and revenue related to upcoming game launches and our existing games;
•	our ability to accurately forecast our bookings, revenue and performance of our existing games;
•	our relationship or agreements with key licensing partners, additional platform providers or any other key partners;
•	our ability to launch and monetize successful new games and features for web and mobile in a timely manner and the success of these games and features;
•	our ability to sustain player engagement, optimize our games to increase long-term player retention and monetize our live games and games in geo-lock testing;
•	our ability to renew our existing brand, technology and content licenses as they expire and secure new licenses for top brands;
•	the success of our acquisitions;
•

the process of integrating newly acquired businesses with ours, including but not limited to our expected ability to expand our creative pipeline, accelerate our growth on mobile and deliver hit games on schedule from such newly acquired businesses;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$731,451	$742,217
Marketable securities	126,010	245,033
Accounts receivable, net of allowance of $0 at March 31, 2016 and December 31, 2015	72,393	79,610
Income tax receivable	4,638	5,233
Restricted cash	2,082	209
Other current assets	41,065	39,988
Total current assets	977,639	1,112,290
Goodwill	652,436	657,671
Other intangible assets, net	58,406	64,016
Property and equipment, net	271,590	273,221
Restricted cash	250	986
Other long-term assets	17,298	16,446
Total assets	$1,977,619	$2,124,630
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,398	$29,676
Other current liabilities	61,107	77,691
Deferred revenue	123,920	128,839
Total current liabilities	198,425	236,206
Deferred revenue	27	204
Deferred tax liabilities	6,461	6,026
Other non-current liabilities	95,928	95,293
Total liabilities	300,841	337,729
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517 shares outstanding: 872,192 shares (Class A, 738,213, Class B, 113,462 Class C, 20,517) as of March 31, 2016 and 903,617 (Class A, 769,533, Class B, 113,567, Class C, 20,517) as of December 31, 2015	3,270,310	3,234,551
Treasury stock	(102,130)	(98,942)
Accumulated other comprehensive income (loss)	(69,581)	(52,388)
Accumulated deficit	(1,421,821)	(1,296,320)
Total stockholders’ equity	1,676,778	1,786,901
Total liabilities and stockholders’ equity	$1,977,619	$2,124,630

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Online game	$137,057	$147,963
Advertising and other	49,664	35,330
Total revenue	186,721	183,293
Costs and expenses:
Cost of revenue	57,139	57,622
Research and development	87,737	107,520
Sales and marketing	46,344	31,839
General and administrative	22,384	40,381
Total costs and expenses	213,604	237,362
Income (loss) from operations	(26,883)	(54,069)
Interest income	705	794
Other income (expense), net	2,100	8,359
Income (loss) before income taxes	(24,078)	(44,916)
Provision for (benefit from) income taxes	2,480	1,580
Net income (loss)	$(26,558)	$(46,496)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	871,093	898,344
Diluted	871,093	898,344

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(26,558)	$(46,496)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(17,329)	(22,613)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	136	438
Other comprehensive income (loss):	(17,193)	(22,175)
Comprehensive income (loss):	$(43,751)	$(68,671)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income (loss)	$(26,558)	$(46,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,812	17,722
Stock-based expense	29,608	41,462
(Gain) loss from sales of investments, assets and other, net	11	(6,056)
Accretion and amortization on marketable securities	259	2,087
Deferred income taxes	1,422	998
Changes in operating assets and liabilities:
Accounts receivable, net	7,217	10,090
Income tax receivable	595	(1,198)
Other assets	(1,812)	(7,687)
Accounts payable	(12,818)	1,063
Deferred revenue	(5,096)	(15,883)
Other liabilities	(6,945)	(43,104)
Net cash provided by (used in) operating activities	(3,305)	(47,002)
Investing activities:
Purchases of marketable securities	—	(101,091)
Sales and maturities of marketable securities	118,900	234,555
Acquisition of property and equipment	(2,654)	(2,112)
Business acquisitions, net of cash acquired	(12,500)	—
Proceeds from sale of property and equipment	398	—
Proceeds from sale of equity method investment	—	10,507
Net cash provided by (used in) investing activities	104,144	141,859
Financing activities:
Taxes paid related to net share settlement of equity awards	(919)	(1,008)
Repurchases of common stock	(112,392)	—
Proceeds from employee stock purchase plan and exercise of stock options	2,476	3,390
Acquisition-related contingent consideration payment	—	(10,790)
Net cash provided by (used in) financing activities	(110,835)	(8,408)

Effect of exchange rate changes on cash and cash equivalents	(770)	(297)

Net increase (decrease) in cash and cash equivalents	(10,766)	86,152
Cash and cash equivalents, beginning of period	742,217	131,303
Cash and cash equivalents, end of period	$731,451	$217,455

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or “the Company”) develops, markets, and operates social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S., as well as various international office locations in North America, Asia and Europe.

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2016, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, the interim consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods during the three months ended March 31, 2016 for various games resulted in an increase in revenue and income from operations of $2.6 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $1.3 million of revenue and income from continuing operations in the three months ended March 31, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates resulted in a $0.01 per share impact on our reported earnings per share for the three months ended March 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU

2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as allowing early adoption as of the original effective date. Accordingly, the Company may adopt the standard in either the first quarter of 2017 or 2018. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent consideration in determining whether an entity controls a specified good or service before it is transferred to the customer. We are currently in the process of evaluating the timing of adoption of ASU 2014-09 and ASU 2016-08 as well as the impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer in a business combination to recognize measurement-period adjustments during the period in which adjustment amounts are determined rather than retrospectively, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed as of the acquisition date. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard was effective for the Company beginning in the first quarter of 2016 and did not have an impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessors, accounting for leases will remain substantially the same as in prior periods. The standard is effective in the first quarter of 2019 and early adoption is permitted. While the Company expects adoption of this new standard to increase reported assets and liabilities, we are currently in the process of evaluating the timing of adoption of ASU 2016-02 as well as the full impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to simplify the accounting for share-based payment transactions, including income taxes and classification in the statement of cash flows. It also provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur. The standard is effective in the first quarter of 2017 and early adoption is permitted. We are currently in the process of evaluating the timing of adoption of ASU 2016-09 as well as the impact on our consolidated financial statements.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$68,006	$9	$(1)	$68,014
Corporate debt securities	57,994	6	(4)	57,996
Total	$126,000	$15	$(5)	$126,010

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$145,066	$—	$(80)	$144,986
Corporate debt securities	100,093	12	(58)	100,047
Total	$245,159	$12	$(138)	$245,033

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”.

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

March 31, 2016
Due within one year	$126,010
After one year through three years	—
Total	$126,010

Changes in market interest rates and bond yields caused certain investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of March 31, 2016, we had unrealized losses of $5 thousand related to marketable securities that had a fair value of $29.8 million. As of December 31, 2015, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $199.1 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of March 31, 2016 and December 31, 2015, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, short-term marketable securities and accounts receivable. Accounts receivable, net is stated at its carrying value, which approximates fair value.

Cash equivalents and short-term marketable securities, consisting of money market funds, U.S. government and government agency debt securities and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Rising Tide Games, Inc. (“Rising Tide Games”) and Zindagi Games, Inc. (“Zindagi Games”). The amount payable is contingent upon the achievement of certain performance milestones. We estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows and the risk-adjusted discount rate. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

In the third quarter of 2015, we acquired Rising Tide Games. Under the terms of the agreement, the contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the first quarter of 2016, we updated this analysis and recorded the change in estimated fair value of the contingent consideration liability as an expense of approximately $2.0 million within Research and Development in our consolidated statement of operations. The current contingent consideration liability is $20.5 million; however, the maximum contingent consideration that could be earned and payable by us is $140.0 million.

In the first quarter of 2016, we acquired Zindagi Games. Under the terms of the agreement, the contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. The current contingent consideration liability is $1.3 million, however, the maximum contingent consideration that could be earned and payable by us is $60.0 million.

Fair value is a market-based measurement that should be determined based on assumptions that knowledgeable and willing market participants would use in pricing an asset or liability. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities among the three Levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$533,675	$—	$—	$533,675
U.S. government and government agency debt securities	—	68,014	—	68,014
Corporate debt securities (1)	—	124,956	—	124,956
Total	$533,675	$192,970	$—	$726,645
Liabilities:
Contingent consideration	$—	$—	$21,780	$21,780

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$362,587	$—	$—	$362,587
U.S. government and government agency debt securities	—	184,975	—	184,975
Corporate debt securities (1)	—	277,193	—	277,193
Total	$362,587	$462,168	$—	$824,755
Liabilities:
Contingent consideration	$—	$—	$18,490	$18,490

(1)	Includes amounts classified as cash and cash equivalents.

The following table presents the activity for the three months ended March 31, 2016 related to our Level 3 liabilities:

Level 3 Liabilities:	Rising Tide Games	Zindagi Games	Total
Contingent consideration – December 31, 2015	$18,490	$—	$18,490
Additions	—	1,260	1,260
Fair value adjustments	2,030	—	2,030
Contingent consideration – March 31, 2016	$20,520	$1,260	$21,780

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment	$36,851	$36,373
Software	31,588	30,950
Land	89,130	89,130
Building	195,751	195,372
Furniture and fixtures	10,361	10,348
Leasehold improvements	7,670	7,748
	$371,351	$369,921
Less accumulated depreciation	(99,761)	(96,700)
Total property and equipment, net	$271,590	$273,221

During the fourth quarter of 2015, we completed the exit of one of our data centers in Santa Clara, and initiated the sale of certain computer data center equipment, resulting in the assets meeting held for sale criteria. Accordingly, these assets were written down to their fair value and reclassified from property and equipment to other current assets, with $83.9 million and $80.7 million being reclassified from computer equipment and accumulated depreciation respectively, for a net amount of $3.2 million. The $3.2 million reflects the fair value of the assets less estimated costs to sell. During the first quarter of 2016, $0.4 million of the assets meeting held for sale criteria were sold.

5. Acquisitions

On January 1, 2016, we acquired Zindagi Games, a provider of social games, for purchase consideration of approximately $13.8 million, which consisted of cash paid of $12.5 million (net of prepaid compensation expense of $2.5 million) and contingent consideration with a fair value of $1.3 million. The contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date and could be up to $60.0 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3 – “Fair Value Measurements”.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired from Zindagi Games (in thousands, unaudited):

Total
Developed technology, useful life of 3 years	$3,257
Goodwill	10,503
Total	$13,760

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2015 to March 31, 2016 are as follows (in thousands):

Goodwill – December 31, 2015	$657,671
Additions	10,503
Foreign currency translation adjustments (1)	(15,738)
Goodwill – March 31, 2016	$652,436

(1)	The decrease is related to translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British Pounds.

The details of our acquisition-related intangible assets as of March 31, 2016 are as follows (in thousands):

	March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$175,549	$(124,742)	$50,807
Trademarks, branding and domain names	16,290	(9,483)	6,807
Acquired lease intangibles	5,708	(4,916)	792
Total	$197,547	$(139,141)	$58,406

The details of our acquisition-related intangible assets as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$174,970	$(118,940)	$56,030
Trademarks, branding and domain names	16,290	(9,210)	7,080
Acquired lease intangibles	5,708	(4,802)	906
Total	$196,968	$(132,952)	$64,016

These assets were, and continue to be, amortized on a straight-line basis.

As of March 31, 2016, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2016	$21,616
2017	12,071
2018	8,638
2019 and thereafter	9,962
Total	$52,287

7. Income Taxes

The expense from income taxes increased by $0.9 million in the three months ended March 31, 2016 as compared to the same period of the prior year. This increase was primarily attributable to an increase in foreign tax expense of $0.9 million related to a change in our jurisdictional mix of earnings and uncertain tax positions.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued accounts payable	$21,315	$31,700
Accrued compensation liability	11,458	16,278
Accrued restructuring liability	9,167	9,859
Other current liabilities	19,167	19,854
Total other current liabilities	$61,107	$77,691

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Accrued restructuring liability represents amounts payable related to our restructuring plans. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

9. Restructuring

During the three months ended March 31, 2016, we recorded total restructuring charges of $0.5 million which were classified within our consolidated statement of operations as follows: Research and Development $0.1 million and General and Administrative $0.4 million.

Q2 2015 Restructuring Plan

During the three months ended June 30, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force as part of the overall plan to reduce the Company’s long term cost structure. As a result of ongoing initiatives associated with restructuring, we recorded a charge of $0.5 million in three months ended March 31, 2016, which is included in operating expenses in our consolidated statement of operations and comprised of lease and contract termination costs. The remaining liability related to our Q2 2015 restructuring plan as of March 31, 2016 was $25.1 million and is expected to be paid out over the next 6.2 years.

The following table presents the activity for the three months ended March 31, 2016 related to the Q2 2015 restructuring plan (in thousands):

Three Months Ended
March 31, 2016
Restructuring liability - beginning of period	$26,406
Restructuring expense and adjustments	456
Cash payments	(1,773)
Restructuring liability (Q2 2015 Plan) - end of period	$25,089

Q1 2014 Restructuring Plan

The following table presents the activity for the three months ended March 31, 2016 related to the Q1 2014 restructuring plan (in thousands):

Three Months Ended
March 31, 2016
Restructuring liability - beginning of period	$2,290
Restructuring expense and adjustments	16
Cash payments	(781)
Restructuring liability (Q1 2014 Plan) - end of period	$1,525

The remaining liability of $1.5 million is expected to be paid out in 2016.

Other Plans

The following table presents the activity for the three months ended March 31, 2016 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended
	March 31, 2016
Restructuring liability - beginning of period	$332
Restructuring expense and adjustments	(10)
Cash payments	(404)
Restructuring liability (2013 Plan) - end of period	$(82)	(1)

The remaining liability of $0.1 million, offset by sublease income receivable of $0.2 million, is expected to be paid out over the next 1.6 years. The sublease income is expected to be received in the second quarter of 2016.

(1)	The remaining liability is a net receivable due to the timing of sublease income for restructured data center space in Virginia.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$649	$1,072
Research and development	24,203	28,317
Sales and marketing	1,991	1,519
General and administrative	2,765	10,554
Total stock-based expense	$29,608	$41,462

The following table shows stock option activity for the three months ended March 31, 2016 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2015	23,215	$1.93	$35,949	5.36
Granted	5,000	2.28
Forfeited and cancelled	(1,592)	2.60
Exercised	(1,634)	0.18
Balance as of March 31, 2016	24,989	$2.07	$26,166	5.92

The following table shows a summary of ZSU activity for the three months ended March 31, 2016 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
	Shares	Fair Value	Unvested ZSUs
Balance as of December 31, 2015	62,436	$3.06	$167,328
Granted	17,669	1.98
Vested	(8,344)	2.59
Forfeited and cancelled	(4,390)	2.80
Unvested as of March 31, 2016	67,371	$2.85	$153,606

The following table shows a summary of changes in accumulated other comprehensive income by component for the three months ended March 31, 2016 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2015	$(52,261)	$(127)	$(52,388)
Other comprehensive income (loss) before reclassifications	(17,329)	137	(17,192)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(1)
Net current-period other comprehensive income (loss)	(17,329)	136	(17,193)
Balance as of March 31, 2016	$(69,590)	$9	$(69,581)

11. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. In computing diluted net income (loss) attributable to common stockholders, net income (loss) is re-allocated to reflect the potential impact of dilutive securities, including stock options, warrants, unvested restricted stock and unvested ZSUs. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive securities. For periods in which we have generated a net loss or there is no income attributable to common stockholders, we do not include stock options, warrants, unvested restricted stock and unvested ZSUs in our computation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive. The net per share amounts are the same for Class A, Class B and Class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividend or distribution. Further, as we assume the conversion of Class B and Class C common shares into Class A common shares for the Class A diluted net income (loss) per share computation, the net income (loss) is equal to total net income (loss) for that computation.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2016			2015
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(22,471)	$(3,461)	$(626)	$(39,525)	$(5,909)	$(1,062)
Weighted-average common shares outstanding	737,061	113,515	20,517	763,658	114,169	20,517
Basic net income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.05)

DILUTED:
Net income (loss) attributable to common stockholders	$(22,471)	$(3,461)	$(626)	$(39,525)	$(5,909)	$(1,062)

Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(626)	—	—	(1,062)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(3,461)	—	—	(5,909)	—	—
Net income (loss) attributable to common stockholders-diluted	$(26,558)	$(3,461)	$(626)	$(46,496)	$(5,909)	$(1,062)

Weighted-average common shares outstanding-basic	737,061	113,515	20,517	763,658	114,169	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	113,515	—	—	114,169	—	—
Weighted-average common shares outstanding-diluted	871,093	113,515	20,517	898,344	114,169	20,517
Diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.05)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options and employee stock purchase plan	22,985	38,798
Restricted shares	5,504	11,129
ZSUs	63,758	68,127
Total	92,247	118,054

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities. As of March 31, 2016, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2016	$3,993
2017	4,300
2018	2,878
2019	2,674
2020	1,480
2021 and thereafter	394
$15,719

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and licensed intellectual property. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of March 31, 2016, are as follows (in thousands):

Year ending December 31:
2016	$22,063
2017	15,069
2018	1,070
2019	343
$38,545

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of March 31, 2016, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

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

Pursuant to court order, a mediation session was conducted before the Honorable Edward Infante (Ret.) on August 4, 2015.  The parties reached an agreement in principle to settle In re Zynga Inc. Securities Litigation as to all defendants for $23.0 million. The parties negotiated and executed a final stipulation of settlement and on October 2, 2015, lead plaintiff’s counsel filed an unopposed motion for preliminary approval of the settlement.  In response to issues raised by the Court at an October 8, 2015 hearing and in an October 9, 2015 order, on October 15, 2015, lead plaintiff’s counsel revised the papers in support of preliminary approval and filed a supplemental submission in support of lead plaintiff’s unopposed motion for preliminary approval of the settlement.  On October 27, 2015, the Court granted preliminary approval of the class action settlement. On February 11, 2016, the court conducted a final fairness hearing and entered an order granting the motion for final approval of the settlement.  The settlement was funded entirely by insurance and resulted in the dismissal of all claims against the defendants.  Accordingly there was no impact to Zynga’s financial statements.

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss. On May 2, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action (discussed below).

Beginning on August 16, 2012, four stockholder derivative actions were filed in the United States District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative

Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in the federal securities class action described above. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 27, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss.  On April 27, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action (discussed below).

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware captioned Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The Court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the Court granted nominal defendant Zynga’s motion to dismiss. On March 29, 2016, plaintiff filed a notice of appeal of the Court’s order dismissing the action. Briefing on plaintiff’s appeal is scheduled to be complete on June 28, 2016.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended
	March 31,
	2016	2015
United States	$125,636	$117,540
All other countries (1)	61,085	65,753
Total revenue	$186,721	$183,293

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	March 31,	December 31,
	2016	2015
United States	$268,613	$269,721
All other countries	2,977	3,500
Total property and equipment, net	$271,590	$273,221

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

Overview

We are a leading social game developer with approximately 68 million average MAUs for the three months ended March 31, 2016. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

In 2016, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the three months ended March 31, 2016 and 2015 we estimate that we generated 76% and 63% of our bookings, respectively, from mobile platforms while 21% and 33% of our bookings, respectively, were generated from the Facebook platform. For the three months ended March 31, 2016 and 2015, we estimate that 73% and 59% of our revenue, respectively, was generated through mobile platforms, while 25% and 37% of our revenue, respectively, was generated through the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Advertising and other. Advertising revenue primarily includes in-game display ads, engagement ads and offers, branded virtual goods and sponsorships, and other. We generally report our advertising revenue net of amounts due to advertising agencies and brokers. Other revenue includes software licensing and maintenance related to technology acquired in our acquisition of NaturalMotion as well as licensing of our brands.

Key Metrics

We regularly review a number of metrics, including the following key financial and operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus the change in deferred revenue during the period. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed. Advertising sales, which consist of certain branded virtual goods and sponsorships, are also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. Bookings, as opposed to revenue, is the fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue	$186,721	$183,293
Change in deferred revenue	(5,096)	(15,883)
Bookings	$181,625	$167,410

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(26,558)	$(46,496)
Provision for (benefit from) income taxes	2,480	1,580
Other income (expense), net	(2,100)	(8,359)
Interest income	(705)	(794)
Restructuring expense, net	468	3,461
Depreciation and amortization	10,812	17,722
Contingent consideration fair value adjustment	2,030	9,400
Stock-based expense	29,608	41,462
Change in deferred revenue	(5,096)	(15,883)
Adjusted EBITDA	$10,939	$2,093

Limitations of Bookings and Adjusted EBITDA

Some limitations of bookings and adjusted EBITDA are:

•	adjusted EBITDA does not include the impact of stock-based expense;
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

The table below shows average DAUs, MAUs, MUPs and ABPU for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(users and payers in millions)
Average DAUs	19	25
Average MAUs	68	100
Average MUPs (1)	1.0	1.1
ABPU	$0.103	$0.076

(1)

For the three months ended March 31, 2016, MUPs exclude Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three months ended March 31, 2015, MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja). These games are excluded to avoid potential double counting of MUPs as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games.

The table below shows average MUUs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	2015
		Revision in Q3 2015 (1)	As Reported
	(users in millions)
Average MUUs (2)	56	71	73

(1)	MUUs for the three months ended March 31, 2015 were revised in the third quarter of 2015 to further reduce duplication of users of both web and mobile platforms.
(2)

For the three months ended March 31, 2016, MUUs exclude Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three months ended March 31, 2015, MUUs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja). These games are excluded to avoid potential double counting of MUUs as our systems are unable to distinguish whether a player of these games is also a player of a Zynga game.

Average DAUs, MAUs and MUUs declined when comparing the three months ended March 31, 2016 and 2015. These declines in average DAUs, MAUs and MUUs were due to declines in users for our existing games such as Looney Tunes Dash! (launched in December 2014), Words With Friends and FarmVille 2 which were not offset by the contribution from newer titles such as Wizard of Oz Slots, Empires & Allies and Crazy Kitchen. Average MUPs also declined in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as payers in FarmVille 2 and FarmVille 2: Country Escape contributed more MUPs in the first quarter of 2015 compared to the first quarter of 2016, while ABPU increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the decline in average DAUs. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Average monthly unique payer bookings (in thousands) (1)	$41,742	$38,444	$40,780	$42,488	$41,352
Average MUPs (in millions) (2)	1.0	0.8	0.9	1.0	1.1
Monthly unique payer bookings per MUP (3)	$44	$47	$47	$44	$38

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising, Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, bookings from NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) are also excluded.

(2)

For the three months ended March 31, 2016, MUPs exclude Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, MUPs from NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) are also excluded.

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

Recent Developments

•

Acquisition of Zindagi Games. In the first quarter of 2016, we acquired Zindagi Games, a provider of social games in the Match-3 category, for purchase consideration of approximately $13.8 million, which consisted of cash paid of $12.5 million (net of prepaid compensation expense of $2.5 million) and contingent consideration with a fair value of $1.3 million. We acquired Zindagi Games to accelerate our ability to execute against new opportunities in Slots and other game genres.

•	Game Launches. In the first quarter 2016, we launched Crazy Cake Swap on mobile platforms and Willy Wonka and the Chocolate Factory Slots on mobile and web platforms.
•

Completion of Share Repurchase Program. From January 1, 2016 to February 2, 2016 we repurchased 42.2 million shares of our Class A common stock at an average price of $2.40, for a total of $101.9 million, completing the repurchase plan put in place during the fourth quarter of 2015. In aggregate, 80.2 million shares were repurchased under the plan at an average price of $2.50 for a total of $200 million.

•

Changes in Executive Team. In March 2016, the Board of Directors appointed Frank Gibeau, a member of the Board, as Chief Executive Officer replacing Mark Pincus. The Board also appointed Mr. Pincus, Chairman of the Board, as Executive Chairman.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example, ABPU increased from $0.076 in the three months ended March 31, 2015 to $0.103 in the three months ended March 31, 2016 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the first quarter of 2016, we acquired Zindagi Games, a provider of social games in the Match-3 category, to accelerate our ability to execute against new opportunities in Slots and other game genres.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue by type:
Online game	$137,057	$147,963	(7)%
Advertising and other	49,664	35,330	41%
Total revenue	$186,721	$183,293	2%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total revenue increased $3.4 million in the first quarter of 2016, as compared to the same period of the prior year, while bookings increased by $14.2 million in the first quarter of 2016, compared to the same period of the prior year. ABPU increased from $0.076 in the first quarter of 2015 to $0.103 in the first quarter of 2016, while average DAUs decreased from 25 million in the first quarter of 2015 to 19 million in the first quarter of 2016 and average MUPs decreased from 1.1 million in the first quarter of 2015 to 1.0 million in the first quarter of 2016.

Online game revenue decreased $10.9 million in the first quarter of 2016 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille 2: Country Escape, FarmVille 2 and Zynga Poker (web) in the amounts of $13.8 million, $10.6 million and $3.9 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. Moreover, there was a $4.1 million decrease in online game revenue from Ayakashi as this game was discontinued in the second quarter of 2015.  The overall decrease in online game revenue was offset by increases in revenue from Wizard of Oz Slots and Empires & Allies in the amounts of $15.2 million and $12.9 million, respectively. Online game revenue increased for Empires & Allies as this game was launched in May 2015, while online game revenue increased for Wizard of Oz Slots as a result of growth in bookings and audience metrics in this game. All other games accounted for the remaining net decrease of $6.6 million.

The increase in online game revenue in the first quarter of 2016 is also attributable to changes in estimated average life of durable virtual goods. During the three months ended March 31, 2016, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from operations of $2.6 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from continuing operations of $4.5 million. We also recognized $1.3 million of revenue and income from continuing operations in the three months ended March 31, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. For the same period in the prior year, we recognized $3.1 million for games that have been discontinued. For the first quarter of 2016 and the first quarter of 2015, these changes in estimates resulted in a $0.01 per share impact on our reported earnings per share.

International revenue as a percentage of total revenue was 33% in the first quarter of 2016 and 36% in the first quarter of 2015.

In the three months ended March 31, 2016, Zynga Poker, Hit It Rich! Slots, Wizard of Oz Slots and FarmVille 2 were our top revenue-generating games and comprised 19%, 15%, 15% and 14%, respectively, of our online game revenue for the period. In the three months ended March 31, 2015, FarmVille 2, Zynga Poker, FarmVille 2: Country Escape and Hit It Rich! Slots were our top revenue-generating games and comprised 20%, 19%, 16% and 15%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 50% of online game revenue in the first quarter of 2016 and 40% of online game revenue in the first quarter of 2015. Durable virtual goods accounted for 50% of online game revenue in the first quarter of 2016 and 60% of online game revenue in the first quarter of 2015. The estimated weighted average life of durable virtual goods was 9 months in the first quarter of 2016 compared to 10 months in the first quarter of 2015.

Advertising and other revenue increased $14.3 million in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a $12.0 million increase in in-game display ads as a result of better optimization and performance on mobile platforms. The increase was also attributed to a $3.5 million increase in in-game offers, engagement ads and other advertising revenue which was primarily due to an increase in engagement ads on our mobile games. The increases in in-game display ads and engagement ads were driven by the Company’s transition from web to mobile, as mobile bookings as a percentage of total bookings grew from 63% in the first quarter of 2015 to 76% in the first quarter of 2016 and mobile revenue as a percentage of total revenue grew from 59% in the first quarter of 2015 to 73% in the first quarter of 2016. These increases were offset by a $1.2 million decrease in in-game sponsorships.

Cost of revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$57,139	$57,622	(1)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cost of revenue decreased $0.5 million in the first quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $7.1 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, offset by a $5.9 million increase in payment processing fees from bookings generated from mobile payment processors.

Research and development

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Research and development	$87,737	$107,520	(18)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Research and development expenses decreased $19.8 million in the first quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $7.9 million decrease in headcount-related expense, $9.4 million of expense recorded in the first quarter of 2015 to reflect the change in estimated fair value of the contingent consideration liability for Spooky Cool Labs (the liability was settled in full in the first quarter of 2015) and a $4.1 million decrease in stock-based expense.

Sales and marketing

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Sales and marketing	$46,344	$31,839	46%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Sales and marketing expenses increased $14.5 million in the first quarter of 2016 as compared to the same period of the prior year. The increase was primarily attributable to a $13.3 million increase in player acquisition costs for mobile titles such as Words With Friends, Black Diamond Casino and Wizard of Oz Slots.

General and administrative

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
General and administrative	$22,384	$40,381	(45)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

General and administrative expenses decreased $18.0 million in the first quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $7.8 million decrease in stock-based expense, a $3.1 million decrease in restructuring expense, a $2.9 million decrease in headcount-related expense and a $2.9 million decrease in third party consulting expense.

Other income (expense), net

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Other income (expense), net	$2,100	$8,359	NM

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Other income (expense), net decreased by $6.3 million in the first quarter 2016 as compared to the same period of the prior year. The decrease was primarily attributed to a $6.2 million decrease of other income which was primarily related to the sale of an equity investment in the first quarter of 2015.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$2,480	$1,580	NM

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The expense from income taxes increased by $0.9 million in the first quarter of 2016, as compared to the same period of the prior year.  The increase was primarily attributable to an increase in foreign tax expense of $0.9 million related to a change in our jurisdictional mix of earnings and uncertain tax positions.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(2,654)	$(2,112)
Depreciation and amortization	10,812	17,722
Cash flows provided by (used in) operating activities	(3,305)	(47,002)
Cash flows provided by (used in) investing activities	104,144	141,859
Cash flows provided by (used in) financing activities	(110,835)	(8,408)

As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $857.5 million, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities.

Operating Activities

After our net loss of $26.6 million is adjusted to exclude non-cash items, operating activities used $3.3 million of cash during the three months ended March 31, 2016. Significant non-cash items included stock-based expense of $29.6 million and depreciation and amortization of $10.8 million. Changes in our operating assets and liabilities declined $18.9 million for the three months ended March 31, 2016 primarily due to changes in accounts payable, other liabilities and deferred revenue of $12.8 million, $6.9 million and $5.1 million, respectively, offset by a change in accounts receivable of $7.2 million.

Investing Activities

Investing activities provided $104.1 million during the three months ended March 31, 2016. The primary inflow of cash associated with investing activities was $118.9 million of sales and maturities of marketable securities, offset by the acquisition of Zindagi Games in the first quarter of 2016 for $12.5 million (net of prepaid compensation expense of $2.5 million, which was reported in Operating Activities).

Financing Activities

Financing activities used $110.8 million during the three months ended March 31, 2016. The primary outflow of cash associated with financing activities was $112.4 million of repurchases of Class A common stock in the first quarter of 2016.

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio and maintaining a minimum cash balance. As of March 31, 2016, we had not drawn down any amounts under the credit facility and were in compliance with these covenants. On July 1, 2015, we made a further, technical amendment to our credit agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2016 or in any prior periods.

Contractual Obligations

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Lease commitments	$15,719	$3,993	$7,178	$4,154	$394
Other purchase commitments	38,545	22,063	16,139	343	—
Contingent consideration liability (1)	21,780	50	21,730	—	—
Total contractual obligations	$76,044	$26,106	$45,047	$4,497	$394

(1)

This amount represents the estimated fair value of the contingent consideration that could become payable in connection with our acquisition of Rising Tide Games and Zindagi Games. This number may change over time as we continue to evaluate the likelihood of payment of the contingent consideration. Under the terms of the agreement, the maximum amount that could be earned and payable by us is $140.0 million and $60.0 million for Rising Tide Games and Zindagi Games, respectively.

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Lease commitments

Our lease commitments consist of operating leases for our facilities.

Other purchase commitments

We have entered into several contracts for hosting of data systems and services and licensed intellectual property.

Contingent consideration liability

Contingent consideration liability represents the estimated fair value of additional consideration payable in connection with our acquisitions of Rising Tide Games and Zindagi Games.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2015. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations
•	Stock-based expense
•	Goodwill and indefinite-lived intangible assets
•	Impairment of long-lived assets

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 for a more complete discussion of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first months ended March 31, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2015.

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.*

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We are also in the process of executing plans to succeed as a mobile first company, which includes the optimization of our live games, development and launch of new games, stemming declines in our audience size and prudent cost control.  However, these efforts may not be sufficient to enable us to improve our operating results. In order to generate profits, new games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. As our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase. We may also encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences.  If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced delays in the introduction of Dawn of Titans and CSR2 which had a negative impact on our financial results.

We have exited the Sports category to focus efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express. In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

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

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games and launch these games in accordance with our financial plan. If we do not succeed in doing so, our business, financial condition, results of operations or reputation will suffer.

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

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.*

There is inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games on schedule or our games do not monetize well, our business, revenue, bookings and profits will be negatively impacted.  For example, in 2015 we announced that we would launch six to ten new mobile games in 2015, including games in new categories. This estimate subsequently underwent several downward revisions, ultimately launching 6 new mobile games in 2015. We also announced during our first quarter of 2015 earnings call that we decided to exit the Sports category to focus efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express.

If our top games do not maintain their popularity, our results of operations could be harmed.*

In addition to creating new games that are attractive to a significant number of players, we must extend the life of our existing games, in particular our most successful games. Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future.  Our existing games compete with our new offerings and the offerings of our competitors. Traditionally, bookings from existing games decline over time. For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Increased competition can result in increasing player acquisition and retention costs. Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our business, financial condition, results of operations or reputation.

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

There is inherent risk that we may not launch games that we expect to launch in a given period according to schedule. Moreover, the games we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games on schedule or our games do not monetize well, our business, financial condition or results of operations will be negatively impacted.  For example, in 2015 we announced that we would launch six to ten new mobile games in 2015, including games in new categories. This estimate subsequently underwent several downward revisions, ultimately launching 6 new mobile games in 2015. We also announced during our first quarter of 2015 earnings call that we decided to exit the Sports category to focus efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended March 31, 2016, we had approximately 1.0 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available, Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen), who represent approximately one percent of our total players during the three months ended March 31, 2016. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 32% from 100 million in the first quarter of 2015 to 68 million in the first quarter of 2016. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, the and Facebook and have acquired a significant number of our players through Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers.  In the first quarter of 2016, 76% of our bookings were generated through mobile platforms and 21% of our bookings were generated through Facebook.

We are subject to the standard policies and terms of service of third party platforms, which govern the promotion, distribution and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.  A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform or restrict how players can share information with friends on its platform or across platforms.

Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such platforms.  Any such changes could adversely affect our business, financial condition or results of operations.

For example, Apple previously changed its policy and required apps available through the Apple App Store to provide 64-bit support and be built with the iOS 8 software development kit, with certain exceptions. This policy change required us to adapt our games to support 64-bit and be built with the iOS 8 software development kit, which involved significant development, time, and expense. In addition, due to the significant expense involved in supporting 64-bit development, we might decide not to continue updating certain of our existing games that we otherwise would have continued to update, which would cause the revenues we generate from those games to decline more quickly than they otherwise would have. Furthermore, building our games to support 64-bit development will increase the file size of our games, which could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

As another example, Facebook introduced a new version of its developer platform that required us to migrate our games to that platform.  We have made the decision not to migrate multiple games to the new platform, which impacted our players ability to access those games through Facebook and web based bookings and revenue in 2015 and is expected to continue to impact our web based bookings and revenue in 2016. If we are unable to develop new games or features that work with this platform our players may not be able to access those games or features or otherwise encounter a negative gaming experience, resulting in reduced bookings and revenue. In addition, the new platform and any future changes to it may change the way our developers can interact with users or how Facebook users can share information with friends. Any such changes in the future could significantly alter how players experience or interact within our games, which may harm our business, financial condition or results of operations.

If we violate, or a platform provider believes we have violated its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform.  A platform provider could also limit or discontinue our access to the platform if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor.  Any limit of, or discontinuation to, our access to any platform  could adversely affect our business, financial condition or results of operations.

We also rely on the continued functionality of third-party platforms.  In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged, or even short-term, basis or other similar issues arise that impact players’ ability to access our games, access social features or purchase virtual items, our business, financial condition, results of operations or reputation may be harmed.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.*

On May 6, 2015 we announced a restructuring, including a reduction in headcount of approximately 18% of our global workforce, including contractors. Prior to that, on February 12, 2015 we announced that we were closing our studio in Beijing, China and in 2013 and 2014, we implemented certain restructuring actions and cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition or results of operations.

We expect to continue to actively monitor our costs, however, if we do not fully realize or maintain the anticipated benefits of any restructuring actions and cost reduction initiatives, our business, financial condition or results of operations could be adversely affected. In addition, we cannot be sure that the cost reduction initiatives will be as successful in reducing our overall expenses as expected or that additional costs will not offset any such reductions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

In addition, our cost-cutting measures could negatively impact our business, financial condition or results of operations including but not limited by, delaying the introduction of new games, features or events, interrupting live services, impairing our control environment, delaying introduction of new technology, impacting our ability to react nimbly to game or technology issues, or impacting employee retention and morale.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those running the Android operating system, our revenues and financial results could suffer.*

We derive a significant portion of our revenues from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system. Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could adversely affect our business, financial condition or results of operations. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

We operate in a new and rapidly changing industry.*

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

Our ability to plan for game development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential players and relatively rapid changes in technology. New and different types of entertainment may increase in popularity at the expense of social games. A decline in the popularity of social games in general, or our games in particular, could adversely affect our business, financial condition, results of operations or reputation.

Security breaches, computer viruses and computer hacking attacks could harm our business, financial condition, results of operations or reputation.*

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time, including denial-of-service attacks. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers.

In addition, we store sensitive information, including personal information about our employees and our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google. Security breaches of our systems or the systems of third-parties on whom we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or our advertisers’ data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our data, our employees’ data, our players’ data or our advertisers’ data.

As a result of the frequent introduction of new devices and technologies that enable players to share data and communicate in new ways, as well as the increasing focus by our players and regulators on controlling and protecting user data, we must examine, and, from time to time modify, our security controls and business practices to address these changes.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure or perceived failure to maintain performance, reliability, security and availability of our systems to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial harm due to such events or in connection with remediation efforts, investigation costs, penalties, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, financial condition, results of operations or reputation.

Any failure or significant interruption in our infrastructure could impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction, as well our corporate functions. Our games and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but many elements of this system are operated by third-parties that we do not control and which would require significant time and potential expense to replace. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. For example, the operation of CityVille was interrupted for several hours in April 2011 and the operation of most of our games was interrupted for several hours in January 2013, in each case due to network outages. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. A failure or significant interruption in our game service could harm our business, financial condition, results of operations or reputation. We have suffered interruptions in service when releasing new software versions or bug fixes for specific games in the past and if any such interruption were significant it could adversely affect our business, financial condition, results of operations or reputation. We expect to continue to maintain our technology infrastructure to maintain and improve our player experience and game performance and maintain our corporate system functionality. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business, financial condition or results of operations could be adversely affected. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.

We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”), to operate certain aspects of our business.  A significant portion of our game traffic is hosted by a single vendor, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third-parties to continue. In particular, a significant portion of our game traffic, data storage, data processing and other computing services and systems is hosted by AWS. As of March 31, 2016, AWS hosted almost all of our game traffic and game computing services and systems. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 180 days prior written notice, and may terminate the agreement with 30 days prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS, could adversely impact our business, financial condition or results of operations.

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

•

that NaturalMotion’s pipeline of future products under development, including Dawn of Titans and CSR2, have and may continue to take longer than predicted to develop and launch or may fail to launch at all. For example, we recently announced that the previously anticipated 2015 launches of Dawn of Titans and CSR2 are being moved to 2016;

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP, Inc. (“OMGPOP”) and we recorded an asset impairment charge of $95.5 million.

Some of our players may make sales or purchases of virtual goods used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.*

Virtual goods in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual goods, such as virtual coins for our Slots franchise games and Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual goods offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers or virtual goods or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

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

The value of our virtual goods is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.*

Paying players purchase virtual goods in our games because of the perceived value of these goods, which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted if one of our platform providers offers discounted local currency or other incentives to our players, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business, financial condition or results of operations may suffer.

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

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.*

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers.  We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base.  If direct advertising relationships change or competitors’ advertising efforts change these third parties' fill rates of available advertising inventory, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $37 million in 2013, a net loss of $226 million in 2014 and a net loss of $122 million in 2015. As of March 31, 2016, we had an accumulated deficit of $1.4 billion.

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

As we transition our business to focus on mobile products, there is more likelihood of having difficulty calculating these metrics. As described under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics,” we have recently updated our calculation of these metrics to take into account our business’s transition to mobile and we rely on the veracity of data provided by individuals and reported by third parties to calculate our metrics and eliminate duplication of data. The recent update to our calculation methodology resulted in a reduction in our as reported DAUs, MAUs, MUUs, MUPs and ABPU for 2014 and 2015.  These metrics are disclosed under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

We are unable to distinguish whether players of Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and legacy Zindagi games (Yummy Gummy and Crazy Kitchen) are also players of other Zynga games.  As a result of this we exclude players of these games from our calculation of MUU to avoid potential double counting. We do not have a definitive timeline to resolve this issue with respect to Rising Tide Games but anticipate that the issues with respect to legacy games of Zindagi Games will be resolved by the end of the second quarter of 2016.

Before the first quarter of 2016, we were also unable to distinguish whether players of legacy games of NaturalMotion (CSR Racing, CSR Classics, and Clumsy Ninja) were also players of other Zynga games.

Our advertisers and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition or results of operations may be harmed.  In addition, if advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business, financial condition or results of operations.

If we fail to effectively manage our human resources, our business, financial condition, results of operations or reputation may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We saw significant turnover in our management team in 2015 and the beginning of 2016, including the recent appointment of Mr. Gibeau as our Chief Executive Officer and Mr. Pincus as our Executive Chairman. Each of Mr. Pincus and Mr. Gibeau is critical to our vision, strategic direction, culture, products and technology and the continued retention of the remaining senior management team is important to our continued development. We do not have employment agreements, other than offer letters, with our senior management team and a retention agreement with our General Counsel, and we do not maintain key-man insurance for Mr. Pincus, Mr. Gibeau or any other member of our senior management team. The loss of our Executive Chairman, Chief Executive Officer or other members of senior management could harm our business, financial condition, results of operations or reputation.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2016, approximately 28% of our employees had been with us for less than one year and approximately 63% for less than two years.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. As we operate as a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, our recent operating results and the current trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. Some of our employees may have been motivated to work for us by an expectation that our Class A common stock would be trading at a higher value and may be less motivated by the equity compensation they receive as a result. Competitors may leverage any resulting disappointment as a tool to recruit talented employees. Competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. If we are unable to retain our senior management team and our key employees, are unable to continue to hire highly skilled employees our business, financial condition or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition or results of operations could be harmed.

We have historically hired a number of key personnel through acquisitions, and as competition with other game companies for attractive target companies with a skilled employee base increases, we may incur significant expenses in continuing this practice. In addition, our recent operating results, the decline in our revenue and the current trading price of our Class A common stock may negatively impact our perceived reputation and make it more difficult and more expensive to recruit new employees. The loss of talented employees or the inability to hire skilled employees as replacements could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in recruiting, retaining, and motivating our key employees to achieve a high level of success or if we do not attract new key personnel, we may be unable to continue to launch new games and enhance existing games, including in each case on mobile, expand our network, or execute our business strategy, and as a result, our business, financial condition or results of operations may suffer.

Our core values of focusing on our players first and acting for the long-term may conflict with the short-term interests of our business.

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long-term, even if our decision negatively impacts our operating results in the short term. For example, we recently announced that we delayed the launches of Dawn of Titans and CSR2 from 2015 to 2016.  Although launching those games in 2015 may have offered short-term bookings, we determined that both games need more time in soft launch to achieve their full potential.  We also recently announced that we would exit the Sports category in order to focus fewer game categories that we believe have the highest potential of driving long-term enterprise value. Although games in the discontinued Sports category may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. In the future, we could make decisions to balance the number of advertisements we show in games based on consumer reaction to advertising.  This type of decision may increase consumer satisfaction and decrease bookings in the short-term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business, financial condition or results of operations could be harmed.

An increasing number of individuals are utilizing devices other than personal computers to access the Internet, and versions of our games developed for these devices might not gain widespread adoption, or may not function as intended.*

The number of individuals who access the Internet through devices other than a personal computer, such as smart phones, handheld computers such as net books and tablets, televisions, video game consoles and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. Certain of our games or versions of our games may not be compelling to players on such devices. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and mobile users also frequently change or upgrade their mobile devices.  Our business, financial condition or results of operations may be harmed if our players do not install our games when they change or upgrader their device.

To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert a game into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of our games for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which our games are available, or if the versions of our games that we create for alternative platforms and devices are not compelling to our players, our business, financial condition or results of operations may suffer. For example, in September 2014, we released a new version of our poker offering that was intended to reimagine the game with an entirely new experience for mobile and replace the original game for mobile applications. Due to playability issues, some players playing on older devices reported that they were not having a smooth and seamless experience and that they preferred the classic design and play style of the original game. This resulted in us both having to address the issues impacting Zynga Poker so that it would offer a more optimal player experience and re-launch Zynga Poker Classic, which offers familiar gameplay that stays true to our traditional poker experience. To have more successful game launches in the future, we will need to hire and retain engineers with the expertise to develop games and game updates on mobile platforms, better anticipate technical and operational issues in connection with a launch so that they can be addressed prior to launch and stay true to our consumer-centric approach to decision making to offer optimal player experiences. If we are unsuccessful in any of these endeavors, or are otherwise unable to keep up with rapidly changing technology, to offer new games and game updates that appeal to our player base or to monetize our mobile games, our business, financial condition, results of operations or reputation may suffer.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.*

We have shifted our business to focus on mobile first games.  The number of people using mobile Internet-enabled devices has increased dramatically in the past few years and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games is still emerging and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. The mobile market may not continue to grow at historic rates and consumers may not continue to use mobile-Internet enabled devices as a platform for games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity we could experience a decline in bookings and revenue. Any decline in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.

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

We are not participating in the real money gaming market at this time and, if we elect to participate in this market, our efforts may not be successful.*

We are not currently participating in global real money gaming (“RMG”) markets. We may evaluate from time to time possible participation in global RMG markets. If we elect to participate in global regulated markets, gaming laws may require us, each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, our stockholders, to obtain licenses or findings of suitability from gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant qualifies for a license or should be deemed suitable. If we are required to obtain a license to participate in a global RMG market, we cannot provide assurance that we will be able to obtain a license in a timely fashion or at all.

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

Our international operations are subject to increased challenges and risks.*

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

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition or results of operations.

If we do not successfully invest in, establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games or if our games contain defects or objectionable content, our business, financial condition, results of operations or reputation could be harmed.*

We believe that establishing and maintaining our brand is critical to establishing a direct relationship with players who purchase our products from direct-to-consumer channels and to maintaining our existing relationships with distributors and content licensors, as well as potentially developing new such relationships. Increasing awareness of our brand and recognition of our games is particularly important in connection with our strategic focus of developing games based on our own intellectual property. Our ability to promote the Zynga brand and increase recognition of our games depends on our ability to develop high-quality, engaging games. If consumers, digital storefront owners and branded content owners do not perceive our existing games as high-quality or if we introduce new games that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games requires significant and involves extensive management time to execute successfully. Although we make significant sales and marketing expenditures in connection with the launch of our games, these efforts may not succeed in increasing awareness of our brand or the new games. If we fail to increase and maintain brand awareness and consumer recognition of our games, our potential revenues could be limited, our costs could increase and our business, financial condition, results of operations or reputation could suffer.

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

Competition in our industry is intense and there are low barriers to entry.*

Our industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop games for networks, on both web and mobile, vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International Inc., Glu Mobile Inc., Activision Publishing, Inc. (the parent company of King Digital Entertainment PLC), Rovio Entertainment Ltd., Supercell Oy, Big Fish Games Inc., GungHo Online Entertainment Inc., Kabam Inc. and The Walt Disney Company. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook Inc., Apple Inc., Alphabet Inc. (the parent company of Google Inc.) and Microsoft Corporation, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

As there are relatively low barriers to entry to develop a mobile or online casual game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.  Increasing competition could result in loss of players, loss of talent or loss of our ability to acquire new players in a cost-effective manner, all of which could harm our business, financial condition or results of operations.

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

Our web-based games rely on Adobe Flash and our business and operating results could be harmed if web browsers cease to support Adobe Flash and we cannot find substitute software for our web-based games.*

Our web-based games currently rely on Adobe Flash, a multimedia and software platform used to show items such as videos, graphics, games and animations on websites.  Adobe Flash may fall out of favor with web-browsers, as transitions to different technologies and technology platforms have happened in the past and will occur in the future. It could also be blocked by network administrators for security reasons. If there is a rapid shift to a new or different technology platform where we do not have development experience or resources, the development period for our web-based games may be lengthened, increasing our costs, and the resulting web-based games may be of lower quality, and may be published later than anticipated. Additionally, if we are unable to develop a solution that allows our current games to work with this new or different technology platform (or allows our current games to continue to run on Adobe Flash in non-supported web-browsers) our players may not be able to access those games or otherwise encounter a negative gaming experience, resulting in reduced bookings and revenue.

For example, Mozilla has informally communicated that it intends to stop support for Adobe Flash in its Firefox web-browser in mid-2017.  If Mozilla discontinues support for Adobe Flash before we develop a solution, players will be unable to access our games through Mozilla Firefox and those players may not choose to access our games though another supported browser or another supported platform, which may harm our business, financial condition or results of operations.

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates including for specific games for which we have recorded intangible assets.*

As of March 31, 2016, we had $1.0 billion of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition or results of operations.*

We regard the protection of our trade secrets, copyrights, trademarks, service marks, trade dress, domain names, patents, and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the United States and in certain locations outside the United States. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works through increased copyright filings and our brands through increased trademark and other filings. Likewise, we may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced or licensed. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, financial condition or results of operations.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we historically have brought several actions to protect our “Zynga Poker,” “Ville,” and “With Friends” franchises against third-party uses of those intellectual property assets and brands. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity, or diversion of management and technical resources, any of which could adversely affect our business, financial condition or results of operations. If we fail to maintain, protect and enhance our intellectual property rights, our business, financial condition or results of operations may be harmed.

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.*

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We use licensed intellectual property as a creative asset in certain games, such as Looney Tunes Dash!, Willy Wonka and the Chocolate Factory Slots, Hit it Rich! Slots, Spin it Rich! Slots, Wizard of Oz Slots and Black Diamond Casino and have built many of our games on proprietary source code, such as Unity.

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

Many of our games are built on propriety source code, such as Unity. If we are unable to renew licenses to proprietary source code underlying our games, or the terms and conditions of these licenses change at the time of renewal our business, financial condition or results of operations could be negatively impacted.  We rely on third parties, including Unity, to maintain versions of their proprietary engines that allow us to ship our games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business, financial condition or results of operations could be negatively impacted.

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

In addition, we use open source software in our games and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games, any of which would have a negative effect on our business, financial condition or results of operations.

We are involved in legal proceedings that may result in adverse outcomes.*

We may be involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 12 – “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Programming errors or flaws in our games could harm our reputation or decrease market acceptance of our games, which could harm our operating results.*

Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. We believe that if our players have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential players. Undetected programming errors, game vulnerabilities that may be exploited by cheating programs and other forms of misappropriation, game defects and data corruption can disrupt our operations, adversely affect the game experience of our players by allowing players to gain unfair advantage or misappropriate virtual goods, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our business, financial condition or results of operations.

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our games to our players, or require us to modify our games, thereby harming our business.*

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the violation of data privacy laws have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce, U.S. Congress, and various State Attorneys General are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online

Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has approved reforms to its existing data protection legal framework, which will result in a greater compliance burden for companies with users in Europe as these reforms are implemented in the European Union member states. Various government and consumer agencies have also called for new regulation and changes in industry practices.

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

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, data protection, consumer protection and protection of minors and our actual or perceived failure to comply with such obligations could harm our business.*

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it more costly or difficult for us to do so.  For example, if a country enacted legislation that required data of their citizens gathered by online services to be held within the country, we may not be able to comply with such legislation or compliance could be so difficult or costly that we chose not to stop offering services to citizens of that country.  Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with, such as players, vendors or developers, violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition or results of operations.

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

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.*

We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications and, if so, what this regulation should include. If new casino-themed regulations are imposed certain of our casino-themed games, including Zynga Poker, Zynga Poker Classic, Hit it Rich! Slots, Willy Wonka and the Chocolate Factory Slots, Wizard of Oz Slots, Black Diamond Casino, Vegas Diamond Slots, Spin it Rich! Slots and Princess Bride Slots may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, financial condition or results of operations.

It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, regulation of currency and banking institutions unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition or results of operations. In addition, some concern has been expressed in Europe, Australia and in certain other jurisdictions that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

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

Failure in pursuing or executing new business initiatives could have a material adverse impact on our business and future strategy.*

Our strategy includes evaluating, considering and effectively executing new business initiatives, which can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives may adversely affect our business, financial condition, results of operations or reputation.

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

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.*

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mr. Pincus, our Executive Chairman, beneficially owned approximately 64% of the total voting power of our outstanding capital stock as of March 31, 2016. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

Future transfers or sales by holders of Class B common stock or Class C common stock will result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those stockholders who retain their existing shares of Class B or Class C common stock. In addition, as shares of Class B common stock are transferred or sold and converted to Class A common stock, the sole holder of Class C common stock, Mr. Pincus, will have greater relative voting control to the extent he retains his existing shares of Class C common stock, and as a result he could in the future continue to control a majority of our total voting power. Mr. Pincus is entitled to vote the shares he beneficially owns in his own interests and may do so.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2015 and March 31, 2016, the stock price of our Class A common stock has ranged from $1.78 to $3.13. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock, particularly our directors and officers that hold such stock, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vest in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of March 31, 2016, options to purchase 2,019,494 of these shares have vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

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

As a result of disclosure of information in this Quarterly Report on Form 10-Q and in our other public filings with the SEC as required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition or results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition or results of operations.

We have no plans to pay dividends for the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

In October 2015, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock (the “Q4 2015 Repurchase Program”). From January 1, 2016 to February 2, 2016 we repurchased 42.2 million shares under the Q4 2015 Repurchase Program at an average price per share of $2.40, for a total of $101.9 million. All of our stock repurchases under the Q4 2015 Repurchase Program were made through open market purchases under Rule 10b5-1 plans.

The Q4 2015 Repurchase Program was completed in February 2016 – in the aggregate we repurchased 80.2 million shares under the Q4 2015 Repurchase Program at an average price of $2.50 for a total of $200 million.

Stock repurchases during the three months ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Purchased Under the Program
January 1 - January 31, 2016	39,068,219	$2.40	39,068,219	$7,575,006
February 1 - February 29, 2016	3,142,942	$2.41	3,142,942	$—
March 1 - March 31, 2016	—	$—	—	$—
Total	42,211,161	$2.40	42,211,161

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 6, 2016.

ZYNGA INC.
By: /s/ Michelle Quejado
Michelle Quejado
Interim Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	06/11/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema Document

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
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