Form 10-Q
period 2016-06-30
ZYNGA INC
filed 2016-08-05
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 15, 2016, there were 764,838,158 shares of the Registrant’s Class A common stock outstanding, 96,732,511 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

•	our relationship with Facebook, changes in the Facebook platform or changes in our agreement with Facebook;
•	our relationship with Apple, Google and other Android platform providers, changes to the Android or iOS platforms or changes in our agreements with Apple, Google or other Android platform providers;
•	our ability to attract and retain key employees in light of business challenges, including employees key to franchise games and planned launches and senior management;
•	the impact of change in our senior management team and management teams, new hires and other changes in our organization;
•	the strength of our balance sheet and our ability to effectively manage our cost structure and investments;

•	our ability to efficiently deploy employees and leverage our teams and talent, including shifting resources when necessary to prioritize more important projects;
•	our ability to use data analytics to improve our player experience, gameplay and monetization;
•	our ability to manage new IP costs;
•	competition in our industry;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$828,388	$742,217
Marketable securities	40,050	245,033
Accounts receivable, net of allowance of $0 at June 30, 2016 and December 31, 2015	65,074	79,610
Income tax receivable	1,949	5,233
Restricted cash	2,081	209
Other current assets	28,135	39,988
Total current assets	965,677	1,112,290
Goodwill	627,760	657,671
Other intangible assets, net	50,263	64,016
Property and equipment, net	269,769	273,221
Restricted cash	250	986
Other long-term assets	30,694	16,446
Total assets	$1,944,413	$2,124,630
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,900	$29,676
Other current liabilities	62,199	77,691
Deferred revenue	116,765	128,839
Total current liabilities	190,864	236,206
Deferred revenue	100	204
Deferred tax liabilities	5,962	6,026
Other non-current liabilities	79,531	95,293
Total liabilities	276,457	337,729
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 882,087 shares (Class A, 764,830, Class B, 96,740 Class C, 20,517) as of June 30, 2016 and 903,617 (Class A, 769,533, Class B, 113,567, Class C, 20,517) as of December 31, 2015	3,297,066	3,234,551
Treasury stock	—	(98,942)
Accumulated other comprehensive income (loss)	(100,518)	(52,388)
Accumulated deficit	(1,528,592)	(1,296,320)
Total stockholders’ equity	1,667,956	1,786,901
Total liabilities and stockholders’ equity	$1,944,413	$2,124,630

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Online game	$135,823	$162,161	$272,880	$310,124
Advertising and other	45,912	37,757	95,576	73,087
Total revenue	181,735	199,918	368,456	383,211
Costs and expenses:
Cost of revenue	56,103	57,779	113,242	115,401
Research and development	66,233	90,896	153,970	198,416
Sales and marketing	40,631	41,119	86,975	72,958
General and administrative	25,374	37,805	47,758	78,186
Total costs and expenses	188,341	227,599	401,945	464,961
Income (loss) from operations	(6,606)	(27,681)	(33,489)	(81,750)
Interest income	761	605	1,466	1,399
Other income (expense), net	1,905	1,199	4,005	9,558
Income (loss) before income taxes	(3,940)	(25,877)	(28,018)	(70,793)
Provision for (benefit from) income taxes	506	991	2,986	2,571
Net income (loss)	$(4,446)	$(26,868)	$(31,004)	$(73,364)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.03)	$(0.04)	$(0.08)
Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.08)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	873,393	911,699	872,243	905,058
Diluted	873,393	911,699	872,243	905,058

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(4,446)	$(26,868)	$(31,004)	$(73,364)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(30,931)	26,725	(48,260)	4,112
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(6)	(60)	130	378
Other comprehensive income (loss):	(30,937)	26,665	(48,130)	4,490
Comprehensive income (loss):	$(35,383)	$(203)	$(79,134)	$(68,874)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income (loss)	$(31,004)	$(73,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,647	31,062
Stock-based expense	56,507	69,367
(Gain) loss from sales of investments, assets and other, net	242	(5,650)
Accretion and amortization on marketable securities	311	3,884
Deferred income taxes	1,570	1,241
Changes in operating assets and liabilities:
Accounts receivable, net	14,536	6,857
Income tax receivable	772	(1,529)
Other assets	(4,442)	(8,792)
Accounts payable	(14,316)	12,762
Deferred revenue	(12,178)	(41,340)
Other liabilities	(22,404)	(37,298)
Net cash provided by (used in) operating activities	11,241	(42,800)
Investing activities:
Purchases of marketable securities	—	(101,091)
Sales and maturities of marketable securities	204,802	490,667
Acquisition of property and equipment	(3,947)	(5,239)
Business acquisitions, net of cash acquired	(14,220)	—
Proceeds from sale of property and equipment	1,577	—
Proceeds from sale of equity method investment	—	10,507
Net cash provided by (used in) investing activities	188,212	394,844
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,665)	(1,413)
Repurchases of common stock	(112,392)	—
Proceeds from employee stock purchase plan and exercise of stock options	2,885	4,335
Acquisition-related contingent consideration payment	—	(10,790)
Net cash provided by (used in) financing activities	(111,172)	(7,868)

Effect of exchange rate changes on cash and cash equivalents	(2,110)	(51)

Net increase (decrease) in cash and cash equivalents	86,171	344,125
Cash and cash equivalents, beginning of period	742,217	131,303
Cash and cash equivalents, end of period	$828,388	$475,428

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) develops, markets, and operates social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S., as well as various international office locations in North America, Asia and Europe.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2016, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, the interim consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from operations of $1.9 million and $2.2 million in the three and six months ended June 30, 2016, respectively, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $2.3 million and $3.6 million of revenue and income from continuing operations in the three and six months ended June 30, 2016, respectively, due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates did not impact our reported earnings per share for the three months ended June 30, 2016 and resulted in a $0.01 per share impact on our reported earnings per share for the six months ended June 30, 2016.

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

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$33,005	$4	$—	$33,009
Corporate debt securities	7,041	—	—	7,041
Total	$40,046	$4	$—	$40,050

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$145,066	$—	$(80)	$144,986
Corporate debt securities	100,093	12	(58)	100,047
Total	$245,159	$12	$(138)	$245,033

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”.

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

June 30, 2016
Due within one year	$40,050
After one year through three years	—
Total	$40,050

Changes in market interest rates and bond yields caused certain investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of June 30, 2016, we had unrealized losses of $0.1 thousand related to marketable securities that had a fair value of $5.5 million. As of December 31, 2015, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $199.1 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of June 30, 2016 and December 31, 2015, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Rising Tide Games, Inc. (“Rising Tide”) and Zindagi Games, Inc. (“Zindagi”). The amount payable is contingent upon the achievement of certain performance targets. We estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows and the risk-adjusted discount rate. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

In the third quarter of 2015, we acquired Rising Tide. Under the terms of the agreement, the contingent consideration of up to $140.0 million may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the second quarter of 2016, we updated this analysis and recorded the change in estimated fair value of the contingent consideration liability as a benefit of approximately $13.3 million within Research and Development in our consolidated statement of operations, reducing the liability to $7.2 million. The decrease in the fair value of the liability is primarily driven by a decline in our expectations about the future performance of the acquired games.

In the first quarter of 2016, we acquired Zindagi. Under the terms of the agreement, the contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the second quarter of 2016, we updated this analysis and recorded the change in estimated fair value of the contingent consideration liability as a benefit of approximately $1.1 million within Research and Development in our consolidated statement of operations. The current contingent consideration liability is $0.2 million, however, the maximum contingent consideration that could be earned and payable by us is $60.0 million.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities among the three Levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$572,500	$—	$—	$572,500
U.S. government and government agency debt securities	—	33,009	—	33,009
Corporate debt securities (1)	—	122,076	—	122,076
Total	$572,500	$155,085	$—	$727,585
Liabilities:
Contingent consideration	$—	$—	$7,390	$7,390

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$362,587	$—	$—	$362,587
U.S. government and government agency debt securities	—	184,975	—	184,975
Corporate debt securities (1)	—	277,193	—	277,193
Total	$362,587	$462,168	$—	$824,755
Liabilities:
Contingent consideration	$—	$—	$18,490	$18,490

(1)	Includes amounts classified as cash and cash equivalents.

The following table presents the activity for the six months ended June 30, 2016 related to our Level 3 liabilities:

Level 3 Liabilities:	Rising Tide	Zindagi	Total
Contingent consideration – December 31, 2015	$18,490	$—	$18,490
Additions	—	1,260	1,260
Fair value adjustments	(11,280)	(1,080)	(12,360)
Contingent consideration – June 30, 2016	$7,210	$180	$7,390

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer equipment	$36,090	$36,373
Software	31,430	30,950
Land	89,130	89,130
Building	196,644	195,372
Furniture and fixtures	10,272	10,348
Leasehold improvements	7,486	7,748
	$371,052	$369,921
Less accumulated depreciation	(101,283)	(96,700)
Total property and equipment, net	$269,769	$273,221

During the fourth quarter of 2015, we completed the exit of one of our data centers in Santa Clara, and initiated the sale of certain computer data center equipment, resulting in the assets meeting held for sale criteria. Accordingly, these assets were written down to their fair value and reclassified from property and equipment to other current assets, with $83.9 million and $80.7 million being reclassified from computer equipment and accumulated depreciation respectively, for a net amount of $3.2 million. The $3.2 million reflects the fair value of the assets less estimated costs to sell. During the first and second quarter of 2016, $0.4 million and $1.2 million of the assets meeting held for sale criteria were sold, respectively. During the second quarter of 2016, we finalized the sale of these assets and decreased the fair value of the assets less estimated costs to sell to $2.9 million, resulting in a loss of $0.3 million.

5. Acquisitions

Acquisition of Zindagi

On January 1, 2016, we acquired Zindagi, a provider of social games, for purchase consideration of approximately $13.8 million, which consisted of cash paid of $12.5 million (net of prepaid compensation expense of $2.5 million) and contingent consideration with a fair value of $1.3 million. As of June 30, 2016 the fair value of the contingent consideration liability is $0.2 million. The contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date and could be up to $60.0 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

For further details on our fair value methodology with respect to contingent consideration liabilities, see Note 3 – “Fair Value Measurements”.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired from Zindagi (in thousands, unaudited):

Total
Developed technology, useful life of 3 years	$3,257
Goodwill	10,503
Total	$13,760

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2015 to June 30, 2016 are as follows (in thousands):

Goodwill – December 31, 2015	$657,671
Additions	11,380
Foreign currency translation and other adjustments (1)	(41,291)
Goodwill – June 30, 2016	$627,760

(1)

The decrease is primarily related to cumulative translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British Pounds. Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired (assumed) and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets as of June 30, 2016 are as follows (in thousands):

	June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$171,657	$(128,657)	$43,000
Trademarks, branding and domain names	16,291	(9,722)	6,569
Acquired lease intangibles	5,707	(5,013)	694
Total	$193,655	$(143,392)	$50,263

The details of our acquisition-related intangible assets as of December 31, 2015 are as follows (in thousands):

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$174,970	$(118,940)	$56,030
Trademarks, branding and domain names	16,290	(9,210)	7,080
Acquired lease intangibles	5,708	(4,802)	906
Total	$196,968	$(132,952)	$64,016

These assets include $6.1 million of indefinite-lived intangible assets. The remaining assets were, and continue to be, amortized on a straight-line basis.

As of June 30, 2016, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2016	$13,455
2017	12,106
2018	8,675
2019 and thereafter	9,939
Total	$44,175

7. Income Taxes

The expense from income taxes decreased by $0.5 million and increased by $0.4 million in the three and six months ended June 30, 2016, respectively, as compared to the same period of the prior year. The decrease in the three months ended June 30, 2016 was primarily attributable to a decrease in foreign tax expense related to a change in our jurisdictional mix of earnings. The increase in the six months ended June 30, 2016 was primarily attributable to an increase in foreign tax expense related to changes in our jurisdictional mix of earnings and uncertain tax positions.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued accounts payable	$17,311	$31,700
Accrued compensation liability	14,764	16,278
Customer deposits	9,698	6,835
Other current liabilities	20,426	22,878
Total other current liabilities	$62,199	$77,691

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes and accrued vendor expenses.

9. Restructuring

During the six months ended June 30, 2016 we recorded total restructuring charges of $2.2 million which were classified within our consolidated statement of operations as follows: Research and Development $0.1 million and General and Administrative $2.1 million.

Q2 2015 Restructuring Plan

During the three months ended June 30, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force as part of the overall plan to reduce the Company’s long term cost structure. As a result of ongoing initiatives associated with this restructuring, we recorded a charge of $0.9 million in the six months ended June 30, 2016, which is included in operating expenses in our consolidated statement of operations and comprised of lease and contract termination costs. The remaining liability related to our Q2 2015 restructuring plan as of June 30, 2016 was $21.9 million and is expected to be paid out over the next 5.9 years.

The following table presents the activity for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 related to the Q2 2015 restructuring plan (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2016	June 30, 2016	June 30, 2016
Restructuring liability - beginning of period	$26,406	$25,089	$26,406
Restructuring expense and adjustments	456	417	873
Cash payments	(1,773)	(3,669)	(5,442)
Restructuring liability (Q2 2015 Plan) - end of period	$25,089	$21,837	$21,837

Q1 2014 Restructuring Plan

The following table presents the activity for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended	Three Months Ended		Six Months Ended
	March 31, 2016	June 30, 2016		June 30, 2016
Restructuring liability - beginning of period	$2,290	$1,525		$2,290
Restructuring expense and adjustments	16	1,267	(1)	1,283
Cash payments	(781)	(608)		(1,389)
Restructuring liability (Q1 2014 Plan) - end of period	$1,525	$2,184		$2,184

The remaining liability of $2.2 million is expected to be paid out in 2016.

(1)

A $1.3 million adjustment was recorded in the second quarter of 2016 to increase our restructuring liability as a result of revising the expected income from a subtenant in a data center facility we had previously vacated in the first quarter of 2014.

Other Plans

The following table presents the activity for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended		Three Months Ended	Six Months Ended
	March 31, 2016		June 30, 2016	June 30, 2016
Restructuring liability - beginning of period	$332		$(82)	$332
Restructuring expense and adjustments	(10)		18	8
Cash payments	(404)		147	(257)
Restructuring liability (2013 Plan) - end of period	$(82)	(1)	$83	$83

The remaining liability of $0.1 million is expected to be paid out over the next 1.3 years.

(1)	The liability is a net receivable due to the timing of sublease income for restructured data center space in Virginia.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,127	$772	$1,776	$1,844
Research and development	20,213	19,860	44,416	48,177
Sales and marketing	2,206	1,617	4,197	3,136
General and administrative	3,353	5,656	6,118	16,210
Total stock-based expense	$26,899	$27,905	$56,507	$69,367

The following table shows stock option activity for the six months ended June 30, 2016 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2015	23,215	$1.93	$35,949	5.36
Granted	10,000	2.46
Forfeited and cancelled	(2,383)	2.88
Exercised	(2,818)	0.25
Balance as of June 30, 2016	28,014	$2.21	$27,294	6.17

The following table shows a summary of ZSU activity for the six months ended June 30, 2016 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
	Shares	Fair Value	Unvested ZSUs
Unvested as of December 31, 2015	62,436	$3.06	$167,328
Granted	27,509	2.20
Vested	(17,356)	2.82
Forfeited and cancelled	(7,019)	2.85
Unvested as of June 30, 2016	65,570	$2.79	$163,269

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2016 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of March 31, 2016	$(69,590)	$9	$(69,581)
Other comprehensive income (loss) before reclassifications	(30,931)	(6)	(30,937)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	(30,931)	(6)	(30,937)
Balance as of June 30, 2016	$(100,521)	$3	$(100,518)

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2015	$(52,261)	$(127)	$(52,388)
Other comprehensive income (loss) before reclassifications	(48,260)	131	(48,129)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(1)
Net current-period other comprehensive income (loss)	(48,260)	130	(48,130)
Balance as of June 30, 2016	$(100,521)	$3	$(100,518)

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

11. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. In computing diluted net income (loss) attributable to common stockholders, net income (loss) is re-allocated to reflect the potential impact of dilutive securities, including stock options, warrants, unvested restricted stock and unvested ZSUs. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive securities. For periods in which we have generated a net loss or there is no income attributable to common stockholders, we do not include stock options, warrants, unvested restricted stock and unvested ZSUs in our computation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive. The net per share amounts are the same for Class A, Class B and Class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividend or distribution. Further, as we assume the conversion of Class B and Class C common shares into Class A common shares (on a one-to-one basis) for the Class A diluted net income (loss) per share computation, the net income (loss) is equal to total net income (loss) for that computation.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2016			2015
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(3,805)	$(537)	$(104)	$(22,901)	$(3,362)	$(605)
Weighted-average common shares outstanding	747,482	105,394	20,517	777,099	114,083	20,517
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)
DILUTED:
Net income (loss) attributable to common stockholders	$(3,805)	$(537)	$(104)	$(22,901)	$(3,362)	$(605)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(104)	—	—	(605)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(537)	—	—	(3,362)	—	—
Net income (loss) attributable to common stockholders-diluted	$(4,446)	$(537)	$(104)	$(26,868)	$(3,362)	$(605)
Weighted-average common shares outstanding-basic	747,482	105,394	20,517	777,099	114,083	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	105,394	—	—	114,083	—	—
Weighted-average common shares outstanding-diluted	873,393	105,394	20,517	911,699	114,083	20,517
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)

	Six Months Ended June 30,
	2016			2015
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(26,384)	$(3,891)	$(729)	$(62,450)	$(9,251)	$(1,663)
Weighted-average common shares outstanding	742,271	109,455	20,517	770,415	114,126	20,517
Basic net income (loss) per share	$(0.04)	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$(0.08)
DILUTED:
Net income (loss) attributable to common stockholders	$(26,384)	$(3,891)	$(729)	$(62,450)	$(9,251)	$(1,663)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(729)	—	—	(1,663)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(3,891)	—	—	(9,251)	—	—
Net income (loss) attributable to common stockholders-diluted	$(31,004)	$(3,891)	$(729)	$(73,364)	$(9,251)	$(1,663)
Weighted-average common shares outstanding-basic	742,271	109,455	20,517	770,415	114,126	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	109,455	—	—	114,126	—	—
Weighted-average common shares outstanding-diluted	872,243	109,455	20,517	905,058	114,126	20,517
Diluted net income (loss) per share	$(0.04)	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$(0.08)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and employee stock purchase plan	24,939	28,912	24,059	33,498
Restricted shares	3,692	8,459	4,580	9,787
ZSUs	63,239	59,812	62,983	63,952
Total	91,870	97,183	91,622	107,237

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities. As of June 30, 2016, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2016	$2,540
2017	4,427
2018	2,986
2019	2,777
2020	1,531
2021 and thereafter	260
$14,521

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and licensed intellectual property. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of June 30, 2016, are as follows (in thousands):

Year ending December 31:
2016	$14,960
2017	15,719
2018	1,175
2019	377
$32,231

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of June 30, 2016, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

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

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware captioned Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The Court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the Court granted nominal defendant Zynga’s motion to dismiss. On March 29, 2016, plaintiff filed a notice of appeal of the Court’s order dismissing the action. Briefing on plaintiff’s appeal is complete. The Delaware Supreme Court has yet to rule on plaintiff’s appeal.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$123,547	$130,021	$249,183	$247,561
All other countries (1)	58,188	69,897	119,273	135,650
Total revenue	$181,735	$199,918	$368,456	$383,211

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	June 30,	December 31,
	2016	2015
United States	$267,285	$269,721
All other countries	2,484	3,500
Total property and equipment, net	$269,769	$273,221

14. Subsequent Events

PuzzleSocial, Inc. Acquisition

On July 1, 2016, we acquired PuzzleSocial, Inc. a provider of mobile crossword puzzle games, for $20.1 million in cash and contingent consideration of up to $42 million, payable based on the achievement of certain performance targets over the next two and a half years. We will record the preliminary purchase price allocation for this business combination in the third quarter of 2016, which will include an estimate of the fair value of the contingent consideration liability. Subsequent changes in the fair value of the contingent consideration will be recorded within operating expenses in our consolidated statement of operations.

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

Overview

We are a leading social game developer with approximately 61 million average MAUs for the three months ended June 30, 2016. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

In 2016, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the three months ended June 30, 2016 and 2015 we estimate that 76% and 64% of our revenue, respectively, was generated through mobile platforms, while 21% and 33% of our revenue, respectively, was generated through the Facebook platform. For the three months ended June 30, 2016 and 2015, we estimate that we generated 78% and 66% of our bookings, respectively, from mobile platforms while 19% and 31% of our bookings, respectively, were generated from the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Advertising and other. Advertising revenue primarily includes in-game display ads, engagement ads and offers, branded virtual goods and sponsorships and other. We generally report our advertising revenue net of amounts due to advertising agencies and brokers. Other revenue includes software licensing and maintenance related to technology acquired in our acquisition of NaturalMotion as well as licensing of our brands.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Revenue to Bookings:
Revenue	$181,735	$199,918	$368,456	$383,211
Change in deferred revenue	(7,082)	(25,456)	(12,178)	(41,339)
Bookings	$174,653	$174,462	$356,278	$341,872

Limitations of Bookings

Some limitations of bookings are:

•

bookings do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average life of durable virtual goods or as virtual goods are consumed; and

•	other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, you should consider bookings along with other financial performance measures, including revenue, net income (loss) and our other financial results presented in accordance with U.S. GAAP.

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

The table below shows average DAUs, MAUs, MUPs and ABPU for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(users and payers in millions)
Average DAUs	18	21	19	23
Average MAUs	61	83	65	91
Average MUPs (1)	0.9	1.0	0.9	1.0
ABPU	$0.107	$0.091	$0.105	$0.084

(1)

For the three and six months ended June 30, 2016, MUPs exclude Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three and six months ended June 30, 2015, MUPs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja). These games are excluded to avoid potential double counting of MUPs as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games.

The table below shows average MUUs for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
		2015	2015		2015	2015
	2016	Revision in Q3 2015 (1)	As Reported	2016	Revision in Q3 2015 (1)	As Reported
	(users in millions)
Average MUUs (2)	50	60	62	53	65	67

(1)	MUUs for the three and six months ended June 30, 2015 were revised in the third quarter of 2015 to further reduce duplication of users of both web and mobile platforms.
(2)

For the three and six months ended June 30, 2016, MUUs exclude Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three and six months ended June 30, 2015, MUUs exclude NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja). These games are excluded to avoid potential double counting of MUUs as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games.

Average DAUs, MAUs and MUUs declined when comparing the three months ended June 30, 2016 and 2015. These declines in average DAUs, MAUs and MUUs were due to declines in users for our existing games such as Looney Tunes Dash! (launched in December 2014), FarmVille 2 and Words With Friends which were not offset by the contribution from newer titles such as Wizard of Oz Slots, Empires & Allies and Crazy Kitchen. Average MUPs also declined in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as payers in Zynga Poker and FarmVille 2 contributed more MUPs in the second quarter of 2015 compared to the second quarter of 2016, while ABPU increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to the decline in average DAUs. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Average monthly unique payer bookings (in thousands) (1)	$39,531	$41,742	$38,444	$40,780	$42,488
Average MUPs (in millions) (2)	0.9	1.0	0.8	0.9	1.0
Monthly unique payer bookings per MUP (3)	$43	$44	$47	$47	$44

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are unique payer bookings from advertising, Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen). For the three months ended June 30, 2015, September 30, 2015 and December 31, 2015, bookings from NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) are also excluded.

(2)

For the three and six months ended June 30, 2016, MUPs exclude Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen. For the three months ended June 30, 2015, September 30, 2015 and December 31, 2015, MUPs from NaturalMotion legacy games (CSR Racing, CSR Classics and Clumsy Ninja) are also excluded.

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

Recent Developments

•

Game Launches. In the second quarter of 2016, we launched Spin it Rich! Casino Slots on web and mobile platforms, Wizard of Oz: Magic Match, Ice Age: Arctic Blast and CSR Racing 2 (“CSR2”) on mobile platforms and True Vegas Casino on web.

•

Changes in Executive Team. In the second quarter of 2016, we hired Bernard Kim, a mobile gaming and interactive entertainment veteran with more than 15 years of experience, as our President of Publishing.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example, ABPU increased from $0.091 in the three months ended June 30, 2015 to $0.107 in the three months ended June 30, 2016 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the first quarter of 2016, we acquired Zindagi, a provider of social games in the Match-3 category, to accelerate our ability to execute against new opportunities in Slots and other game genres.

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

Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue by type:
Online game	$135,823	$162,161	(16)%	$272,880	$310,124	(12)%
Advertising and other	45,912	37,757	22%	95,576	73,087	31%
Total revenue	$181,735	$199,918	(9)%	$368,456	$383,211	(4)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total revenue decreased $18.2 million in the second quarter of 2016, as compared to the same period of the prior year, while bookings increased by $0.2 million in the second quarter of 2016, compared to the same period of the prior year. ABPU increased from $0.091 in the second quarter of 2015 to $0.107 in the second quarter of 2016, while average DAUs decreased from 21 million in the second quarter of 2015 to 18 million in the second quarter of 2016 and average MUPs decreased from 1.0 million in the second quarter of 2015 to 0.9 million in the second quarter of 2016.

Online game revenue decreased $26.3 million in the second quarter of 2016 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille 2: Country Escape, FarmVille 2 and Zynga Poker (web) in the amounts of $15.9 million, $12.5 million and $4.5 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. Moreover, there was a $2.6 million decrease in online game revenue from Ayakashi as this game was discontinued in the second quarter of 2015. The overall decrease in online game revenue was offset by increases in revenue from Empires & Allies and Wizard of Oz Slots in the amounts of $13.2 million and $4.7 million, respectively. Online game revenue increased for Empires & Allies as this game was launched in May 2015, while online game revenue increased for Wizard of Oz Slots as a result of growth in bookings and audience metrics in this game. All other games accounted for the remaining net decrease of $8.7 million.

The decrease in online game revenue in the second quarter of 2016 is offset by changes in estimated average life of durable virtual goods. During the three months ended June 30, 2016, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from operations of $1.9 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from continuing operations of $6.1 million. We also recognized $2.3 million of revenue and income from continuing operations in the three months ended June 30, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. For the same period in the prior year, we recognized $6.8 million for games that have been discontinued. These changes in estimates did not impact our reported earnings per share for the second quarter of 2016 and resulted in a $0.01 per share impact on our reported earnings per share for the second quarter of 2015.

International revenue as a percentage of total revenue was 32% in the second quarter of 2016 and 35% in the second quarter of 2015.

In the three months ended June 30, 2016, Zynga Poker, Wizard of Oz Slots, FarmVille 2, Hit It Rich! Slots and Empires & Allies were our top revenue-generating games and comprised 19%, 15%, 12%, 11% and 10%, respectively, of our online game revenue for the period. In the three months ended June 30, 2015, Zynga Poker, FarmVille 2, FarmVille 2: Country Escape, Hit It Rich! Slots and Wizard of Oz Slots were our top revenue-generating games and comprised 18%, 18%, 16%, 16% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 47% of online game revenue in the second quarter of 2016 and 45% of online game revenue in the second quarter of 2015. Durable virtual goods accounted for 53% of online game revenue in the second quarter of 2016 and 55% of online game revenue in the second quarter of 2015. The estimated weighted average life of durable virtual goods was 9 months in the second quarter of 2016 compared to 11 months in the second quarter of 2015.

Advertising and other revenue increased $8.2 million in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to a $9.1 million increase in in-game display ads as a result of better optimization and performance on mobile platforms. The increases in in-game display ads were driven by the Company’s transition from web to mobile, as mobile bookings as a percentage of total bookings grew from 66% in the second quarter of 2015 to 78% in the second quarter of 2016 and mobile revenue as a percentage of total revenue grew from 64% in the second quarter of 2015 to 76% in the second quarter of 2016. These increases were offset by a $0.8 million decrease in in-game sponsorships and a $0.1 million decrease in in-game offers, engagement ads and other advertising revenue.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total revenue decreased $14.8 million in the six months ended June 30, 2016, as compared to the same period of the prior year, while bookings increased by $14.4 million in the six months ended June 30, 2016, compared to the same period of the prior year. ABPU increased from $0.084 in the six months ended June 30, 2015 to $0.105 in the six months ended June 30, 2016, while average DAUs decreased from 23 million in the six months ended June 30, 2015 to 19 million in the six months ended June 30, 2016 and average MUPs decreased from 1.0 million in the six months ended June 30, 2015 to 0.9 million in the six months ended June 30, 2016.

Online game revenue decreased $37.2 million in the six months ended June 30, 2016 as compared to the same period of the prior year. This decrease is primarily attributable to decreases in revenue from FarmVille 2: Country Escape, FarmVille 2 and Zynga Poker (web) in the amounts of $29.7 million, $23.1 million and $8.4 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. Moreover, there was a $6.8 million decrease in online game revenue from Ayakashi as this game was discontinued in the second quarter of 2015. The overall decrease in online game revenue was offset by increases in revenue from Empires & Allies and Wizard of Oz Slots in the amounts of $26.1 million and $19.9 million, respectively. Online game revenue increased for Empires & Allies as this game was launched in May 2015, while online game revenue increased for Wizard of Oz Slots as a result of growth in bookings and audience metrics in this game. All other games accounted for the remaining net decrease of $15.2 million.

The decrease in online game revenue in the six months ended June 30, 2016, is offset by changes in estimated average life of durable virtual goods. During the six months ended June 30, 2016, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from operations of $2.2 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from continuing operations of $6.8 million. We also recognized $3.6 million of revenue and income from continuing operations in the six months ended June 30, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. For the same period in the prior year, we recognized $9.9 million for games that have been discontinued. For the six months ended June 30, 2016 and 2015, these changes in estimates resulted in a $0.01 and a $0.02 per share impact on our reported earnings per share, respectively.

International revenue as a percentage of total revenue was 32% in the six months ended June 30, 2016 and 35% in the six months ended June 30, 2015.

In the six months ended June 30, 2016, Zynga Poker, Wizard of Oz Slots, FarmVille 2, Hit It Rich! Slots and Empires & Allies were our top revenue-generating games and comprised 19%, 15%, 13%, 13% and 10%, respectively, of our online game revenue for the period. In the six months ended, FarmVille 2, Zynga Poker, FarmVille 2: Country Escape and Hit it Rich! Slots were our top revenue-generating games and comprised 19%, 18%, 16% and 15%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 48% of online game revenue in the six months ended June 30, 2016 and 43% of online game revenue in the six months ended June 30, 2015. Durable virtual goods accounted for 52% of online game revenue in the six months ended June 30, 2016 and 57% of online game revenue in the six months ended June 30, 2015. The estimated weighted average life of durable virtual goods was 9 months in the six months ended June 30, 2016 compared to 11 months in the six months ended June 30, 2015.

Advertising and other revenue increased $22.5 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to a $22.8 million increase in in-game display ads as a result of better optimization and performance on mobile platforms. The increases in in-game display ads were driven by the Company’s transition from web to mobile, as mobile bookings as a percentage of total bookings grew from 65% in the six months ended June 30, 2015 to 77% in the six months ended June 30, 2016 and mobile revenue as a percentage of total revenue grew from 61% in the six months ended June 30, 2015 to 74% in the six months ended June 30, 2016. These increase was also attributed to a $1.7 million increase in in-game offers, engagement ads and other advertising revenue, offset by a $2.0 million decrease in in-game sponsorships.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$56,103	$57,779	(3)%	$113,242	$115,401	(2)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Cost of revenue decreased $1.7 million in the second quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $3.2 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $1.8 million decrease in hosting costs due to data center migration, a $0.9 million decrease in head-count related expense and a $0.7 million decrease in restructuring expense, offset by a $3.2 million increase in payment processing fees from bookings generated from mobile payment processors.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cost of revenue decreased $2.2 million in the six months ended June 30, 2016 compared to the same period of the prior year. The decrease was primarily attributable to a $10.2 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $2.4 million decrease in headcount-related expense and a $1.0 million decrease in third party customer service expense, which is in line with the discontinuance of certain games, offset by a $9.1 million increase in payment processing fees from bookings generated from mobile payment processors.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$66,233	$90,896	(27)%	$153,970	$198,416	(22)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Research and development expenses decreased $24.7 million in the second quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $14.4 million benefit for the change in estimated fair value of the contingent consideration liability for Rising Tide and Zindagi in the second quarter of 2016, a $9.5 million decrease in restructuring expense and a $1.8 million decrease in headcount-related expense.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Research and development expenses decreased $44.4 million in the six months ended June 30, 2016 as compared to the same period of the prior year. The decrease was primarily attributable to $21.8 million less expense in 2016 to reflect the change in estimated fair value of the contingent consideration liability of Rising Tide, Zindagi and Spooky Cool Labs LLC (the liability for Spooky Cool Labs LLC was settled in full in the first quarter of 2014), a $9.7 million decrease in headcount-related expense, a $9.4 million decrease in restructuring expense, and a $3.8 million decrease in stock-based expense.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$40,631	$41,119	(1)%	$86,975	$72,958	19%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Sales and marketing expenses decreased $0.5 million in the second quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $1.8 million decrease in player acquisition costs for mobile titles such as Empires & Allies and FarmVille 2: Country Escape, offset by a $1.4 million increase in headcount-related expense.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Sales and marketing expenses increased $14.0 million in the six months ended June 30, 2016 as compared to the same period of the prior year. The increase was primarily attributable to a $11.6 million increase in player acquisition costs for mobile titles such as Words With Friends, Black Diamond Casino and Wizard of Oz Slots and a $2.5 million increase in headcount-related expense.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$25,374	$37,805	(33)%	$47,758	$78,186	(39)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

General and administrative expenses decreased $12.4 million in the second quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $4.7 million decrease in headcount-related expense, a $2.3 million decrease in stock-based expense, a $2.3 million decrease in third party consulting and legal expenses and a $1.3 million decrease from lower allocated facilities and overhead cost.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

General and administrative expenses decreased $30.4 million in the six months ended June 30, 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $10.1 million decrease in stock-based expense, a $7.6 million decrease in headcount-related expense, a $5.1 million decrease in third party consulting and legal expenses, a $3.4 million decrease in restructuring expense and a $1.9 million decrease from lower allocated facilities and overhead cost.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$1,905	$1,199	NM	$4,005	$9,558	NM

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Other income (expense), net increased by $0.7 million in the second quarter 2016 as compared to the same period of the prior year. The increase was primarily attributed to interest and currency rate fluctuations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Other income (expense), net decreased by $5.6 million in the six months ended June 30, 2016 as compared to the same period of the prior year. The decrease was primarily attributed to a $6.2 million decrease of other income which was primarily related to the sale of an equity investment in the first quarter of 2015.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$506	$991	NM	$2,986	$2,571	NM

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The expense from income taxes decreased by $0.5 million in the second quarter of 2016, as compared to the same period of the prior year. The decrease was primarily attributable to a decrease in foreign tax expense of $0.5 million related to a change in our jurisdictional mix of earnings.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The expense from income taxes increased by $0.4 million in the six months ended June 30, 2016, as compared to the same period of the prior year. The increase was primarily attributable to an increase in foreign tax expense of $0.4 million related to changes in our jurisdictional mix of earnings and uncertain tax positions.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(3,947)	$(5,239)
Depreciation and amortization	21,647	31,062
Cash flows provided by (used in) operating activities	11,241	(42,800)
Cash flows provided by (used in) investing activities	188,212	394,844
Cash flows provided by (used in) financing activities	(111,172)	(7,868)

As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $868.4 million, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities.

Operating Activities

After our net loss of $31.0 million is adjusted to exclude non-cash items, operating activities provided $11.2 million of cash during the six months ended June 30, 2016. Significant non-cash items included stock-based expense of $56.5 million and depreciation and amortization of $21.6 million. Changes in our operating assets and liabilities declined $38.0 million for the six months ended June 30, 2016 primarily due to changes in other liabilities, accounts payable and deferred revenue of $22.4 million, $14.3 million and $12.2 million, respectively, offset by a change in accounts receivable of $14.5 million. The change in other liabilities includes changes in the estimated fair value of contingent consideration liabilities for Rising Tide and Zindagi of $11.3 million and $1.1 million, respectively.

Investing Activities

Investing activities provided $188.2 million during the six months ended June 30, 2016. The primary inflow of cash associated with investing activities was $204.8 million of sales and maturities of marketable securities, offset by business acquisitions, net of cash acquired, of $14.2 million, primarily due to the acquisition of Zindagi in the first quarter of 2016 for $12.5 million (net of prepaid compensation expense of $2.5 million, which was reported in Operating Activities).

Financing Activities

Financing activities used $111.2 million during the six months ended June 30, 2016. The primary outflow of cash associated with financing activities was $112.4 million of repurchases of Class A common stock in the first quarter of 2016.

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. On July 1, 2015, we made a further, technical amendment to our credit agreement. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio and maintaining a minimum cash balance. As of June 30, 2016, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2016 or in any prior periods.

Contractual Obligations

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Lease commitments	$14,521	$2,540	$7,413	$4,308	$260
Other purchase commitments	32,231	14,960	16,894	377	—
Contingent consideration liability (1)	7,390	—	7,390	—	—
Total contractual obligations	$54,142	$17,500	$31,697	$4,685	$260

(1)

This amount represents the estimated fair value of the contingent consideration that could become payable in connection with our acquisitions of Rising Tide and Zindagi. This number may change over time as we continue to evaluate the likelihood of payment of the contingent consideration. Under the terms of the applicable acquisition agreements, the maximum amount that could be earned and payable by us is $140.0 million and $60.0 million for Rising Tide and Zindagi, respectively.

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Lease commitments

Our lease commitments consist of operating leases for our facilities.

Other purchase commitments

We have entered into several contracts for hosting of data systems and services and licensed intellectual property.

Contingent consideration liability

Contingent consideration liability represents the estimated fair value of additional consideration payable in connection with our acquisitions of Rising Tide and Zindagi.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We focus our efforts on four categories: Social Casino, Casual, Action Strategy and Invest Express. In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

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

Our operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.*

Our bookings, revenue, player traffic and operating results have fluctuated in the past and could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance or the expectations of securities analysts or investors because of a variety of factors, some of which are outside of our control.  Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include the risk factors listed in these “Risk Factors” and the factors discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Performance.”

In particular, it is difficult to predict when bookings from one of our games will begin to decline, the decay rate for any particular game, which is the speed at which the popularity and player usage for a game declines and the commercial success of our new games. Our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods than we expect to meet our quality standards. For example, our experience in 2014 and 2015 launches caused us to extend soft launch periods for certain of our games, including a move in the launch of Dawn of Titans and CSR2 from 2015 to 2016, which results in a delay in significant bookings for the games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset these declines and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended June 30, 2016, we had approximately 0.9 million MUPs (excluding payers who use certain payment methods for which unique payer data is not available, Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and Zindagi legacy games (Yummy Gummy and Crazy Kitchen), who represent approximately one percent of our total players during the three months ended June 30, 2016. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 26% from 83 million in the second quarter of 2015 to 61 million in the second quarter of 2016. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, the and Facebook and have acquired a significant number of our players through Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the second quarter of 2016, 78% of our bookings were generated through mobile platforms and 19% of our bookings were generated through Facebook.

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

We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”), to operate certain aspects of our business.  A significant portion of our game traffic is hosted by a single vendor, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third-parties to continue. In particular, a significant portion of our game traffic, data storage, data processing and other computing services and systems is hosted by AWS. As of June 30, 2016, AWS hosted almost all of our game traffic and game computing services and systems. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 180 days prior written notice, and may terminate the agreement with 30 days prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS, could adversely impact our business, financial condition or results of operations.

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
•

that NaturalMotion’s pipeline of future products under development, including Dawn of Titans, have and may continue to take longer than predicted to develop and launch or may fail to launch at all. For example, we recently announced that the previously anticipated 2015 launch of Dawn of Titans is being moved to 2016;

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $37 million in

2013, a net loss of $226 million in 2014 and a net loss of $122 million in 2015. As of June 30, 2016, we had an accumulated deficit of $1.5 billion.

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

Prior to the end of the second quarter of 2015, we were unable to distinguish whether players of Rising Tide games (Black Diamond Casino and Vegas Diamond Slots) and legacy Zindagi games (Yummy Gummy and Crazy Kitchen) were also players of other Zynga games. Before the first quarter of 2016, we were also unable to distinguish whether players of legacy games of NaturalMotion (CSR Racing, CSR Classics, and Clumsy Ninja) were also players of other Zynga games. As a result of this we historically excluded players of these games from our calculation of MUU to avoid potential double counting.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2016, approximately 29% of our employees had been with us for less than one year and approximately 49% for less than two years.

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

Our core values of focusing on our players first and acting for the long-term may conflict with the short-term interests of our business.*

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long-term, even if our decision negatively impacts our operating results in the short term. For example, we recently announced that we delayed the launches of Dawn of Titans and CSR2 from 2015 to 2016.  Although launching Dawn of Titans or CSR2 in 2015 may have offered short-term bookings, we determined that both games needed more time in soft launch to achieve their full potential.  We also exited the Sports category in order to focus fewer game categories that we believe have the highest potential of driving long-term enterprise value. Although games in the discontinued Sports category may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. In the future, we could make decisions to balance the number of advertisements we show in games based on consumer reaction to advertising.  This type of decision may increase consumer satisfaction and decrease bookings in the short-term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business, financial condition or results of operations could be harmed.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates including for specific games for which we have recorded intangible assets.*

As of June 30, 2016, we had $978.7 million of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In addition, in the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.*

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We use licensed intellectual property as a creative asset in certain games, such as Looney Tunes Dash!, Willy Wonka and the Chocolate Factory Slots, Hit it Rich! Slots, Spin it Rich! Slots, Wizard of Oz Slots and Black Diamond Casino and have built many of our games on proprietary source code of third parties, such as Unity.

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

Many of our games are built on propriety source code of third parties, such as Unity. If we are unable to renew licenses to proprietary source code underlying our games, or the terms and conditions of these licenses change at the time of renewal our business, financial condition or results of operations could be negatively impacted.  We rely on third parties, including Unity, to maintain versions of their proprietary engines that allow us to ship our games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business, financial condition or results of operations could be negatively impacted.

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

The potential United Kingdom (the “U.K.”) exit from the European Union as a result of the recent U.K. referendum could harm our business, financial condition or results of operations.*

On June 23, 2016, the U.K. affirmatively voted in a non-binding referendum advising for the exit of the U.K. from the European Union (commonly referred to as the “Brexit”). The referendum is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.

The announcement of Brexit caused (and the actual exit of the U.K. from the European Union may cause future) significant volatility in global stock markets, which could cause our stock price to be subject to wide fluctuations, and significant fluctuations in foreign currency exchange rates, which will affect our financial results as we report in U.S. dollars and may affect our ability to attract and retain employees in the U.K. The announcement of Brexit also created (and the actual exit of the U.K. from the European Union may create future) global economic uncertainty, which may cause our players to reduce the amount of money they spend on our games.  The actual exit of the U.K. from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our and NaturalMotion’s relationships with existing and future players, suppliers and employees.  Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. For example, in 2015 the U.K. enacted the Diverted Profits Tax. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Any changes in the taxation of our international business activities may impact our worldwide effective tax rate, our financial position and results of operations.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mr. Pincus, our Executive Chairman, beneficially owned approximately 66% of the total voting power of our outstanding capital stock as of June 30, 2016. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2015 and June 30, 2016, the stock price of our Class A common stock has ranged from $1.78 to $3.13. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock, particularly our directors and officers that hold such stock, sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. For example, in connection with the filing of our Registration Statement on Form S-3 in February 2014, covering the resale of shares issued to the security holders of NaturalMotion prior to our acquisition, we registered 28,178,201 shares of our Class A common stock, which were eligible to be resold immediately thereafter. In addition, in connection with the assumption of certain outstanding equity awards held by the employees of NaturalMotion prior to the acquisition, we filed a Registration Statement on Form S-8 covering up to 6,850,973 shares of our Class A common stock. These will vest in accordance with the terms of the replacement option awards granted at the time of the acquisition. As of June 30, 2016, options to purchase 1,219,006 of these shares have vested. We also issued 39.8 million shares of our Class A common stock in connection with the acquisition of NaturalMotion; certain of the shares issued to employees were subject to time based repurchase options. The repurchase option on 3,848,472 shares was released on or prior to February 11, 2015. In addition, we issued approximately 1.1 million shares of Class A common stock to employees in connection with our 2014 bonus program. These shares were issued out of the shares reserved under our 2011 Equity Incentive Plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

ITEM 5. OTHER INFORMATION

Appointment of Chief Operating Officer

The Company appointed Mr. Bromberg, 49, as Chief Operating Officer, with his start date effective on August 8, 2016 (the “Start Date”). There are no arrangements or understandings between Mr. Bromberg and any other persons pursuant to which he was appointed as an executive officer. There are no family relationships between Mr. Bromberg and any director or executive officer of the Company, and Mr. Bromberg has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On August 4, 2016, the Company issued a press release relating to the appointment of Mr. Bromberg as our Chief Operating Officer. A copy of the press release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q in lieu of furnishing pursuant to Item 7.01 of a Current Report on Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Biography

Before joining the Company, Mr. Bromberg was Senior Vice President of Strategy and Operations of the mobile division of Electronic Arts, Inc. (“EA”), where he held global responsibility for technology, production, live services, partnerships and licensing, M&A, strategic planning, and business operations. Before that, he was Group General Manager of EA’s Bioware studios worldwide from September 2013 to December 2014, leading a team that built hit video gaming franchises such as Star Wars, Dragon Age, Mass Effect, and Command & Conquer. Prior to that, Mr. Bromberg was the General Manager of EA’s Bioware Studio in Austin, Texas from May 2012 to September 2013, where he led the successful turnaround of Star Wars: The Old Republic, including its transition to free-to-play gaming.

Before joining EA, from March 2011 to March 2012 Mr. Bromberg was the founder and CEO of I'mOK Inc., a location-based gaming and communication platform for families.  Prior to that he was the President and CEO of pioneering eSports company Major League Gaming from February 2006 to May 2010, where he helped grow the company from a startup to the largest competitive video gaming league in the world.  Prior to joining Major League Gaming, Mr. Bromberg held a number of senior roles at AOL, including Senior Vice President and General Manager of Moviefone, General Manager of Consumer Products and most recently General Manager Online Gaming.

Employment Offer Letter and Terms

In connection with the appointment of Mr. Bromberg to serve as the Company’s Chief Operating Officer, the Company entered into an offer letter with Mr. Bromberg relating to his employment with the Company (the “Offer Letter”). The Offer Letter has no specified term, and Mr. Bromberg’s employment with the Company will be on an at-will basis commencing on the Start Date. Mr. Bromberg will report to the Chief Executive Officer.

Base Salary and Bonus. Mr. Bromberg will receive an annual base salary of $500,000, subject to periodic review and adjustment for increases but not decreases, in accordance with the Company’s then-current policies. Mr. Bromberg will be eligible to participate in the Company’s performance bonus plan for executive officers, with a target bonus amount equal to 100% of his annual base salary and a maximum bonus amount of 200% his annual base salary. For fiscal year 2016, Mr. Bromberg will receive a guaranteed minimum annual bonus equal to 100% of his annual base salary, pro-rated for the number of days he works for the Company in 2016. For fiscal years after 2016, the actual amount of the annual bonus will be determined by the Compensation Committee of the Board of Directors of the Company (the “Board”) in its sole discretion based upon its assessment of each of the Company’s and Mr. Bromberg’s achievement of performance conditions during the applicable fiscal year.

Signing Bonus. Mr. Bromberg will also receive a one-time signing bonus of $350,000. If the Company terminates Mr. Bromberg’s employment with cause (as defined in the Offer Letter) or Mr. Bromberg voluntarily terminates his employment with the

Company for a reason other than constructive termination (as defined in the Offer Letter), in either case prior to the one-year anniversary of the Start Date, Mr. Bromberg will be required to reimburse the Company the full amount of the signing bonus. If the Company terminates Mr. Bromberg’s employment with cause or Mr. Bromberg voluntarily terminates his employment with the Company for a reason other than constructive termination, in either case, on or between the one-year anniversary of the Start Date and the two-year anniversary of the Start Date, Mr. Bromberg will be required to reimburse the Company a pro rata portion of the signing bonus, based on the number of days he works for the Company between the Start Date and the two-year anniversary of the Start Date.

Equity Awards

Time Based Restricted Stock Units and Options.  Mr. Bromberg is entitled to (i) a grant of time-vested restricted stock units representing the opportunity to acquire 2,500,000 shares of our Class A common stock (the “Time Based ZSUs”), and (ii) a grant of a stock option to purchase 5,000,000 shares of our Class A common stock (the “Options” and together with the Time Based ZSUs, the “Time Based Equity Awards”). The Time Based ZSUs were granted contemporaneously with the execution of the Offer Letter and the Options will, subject to approval by the Board or the Compensation Committee, be granted on the date that is the 15th day of the month following the Start Date (such date, the “Vesting Start Date”). Subject to Mr. Bromberg’s continued service with the Company, each of the Time Based Equity Awards will vest over five years, with the first 20% vesting on the first anniversary of the Vesting Start Date and an additional 5% vesting every three months thereafter.

Performance Based Restricted Stock Units.  Mr. Bromberg will receive a grant of 500,000 performance-vested restricted stock units (the “Target ZSUs”) representing the opportunity to acquire up to 500,000 shares of our Class A common stock.  The percentage of the Target ZSUs that Mr. Bromberg may actually receive will depend on the achievement by the Company of certain performance thresholds regarding bookings for 2017 and adjusted EBITDA margins for 2017 (the actual number of Target ZSUs awarded, the “Earned Target ZSUs”).  If the performance conditions have been met, subject to Mr. Bromberg’s continuous service with the Company, 50% of the Earned Target ZSUs will vest on the 15th day of the month that begins immediately following the filing of the Company’s Annual Report on Form 10-K for the 2017 fiscal year, with the remaining 50% vesting on the first anniversary thereof.

Severance Payments and Benefits.

If the Company terminates Mr. Bromberg’s employment without cause or if Mr. Bromberg resigns in a constructive termination (each as described in the Offer Letter), the Company will provide him with the following severance benefits, subject to his execution and non-revocation of a release of claims against the Company and his continued compliance with certain restrictive covenants: (i) a separation payment equal to one times his annual salary (paid in a lump sum), (ii) a separation payment equal to the amount of his target bonus for the fiscal year in which the termination occurred, pro-rated for the number of days he worked for the Company in such fiscal year (paid in a lump sum), (iii) accelerated vesting of the Time Based Equity Awards that would have vested in the one year period following such termination had his employment not been terminated, and (iv) COBRA premiums paid by the Company for up to 12 months following termination, and following such termination, Mr. Bromberg will have three months to exercise any then-vested and exercisable Options.

Subject to approval by the Board or the Compensation Committee, Mr. Bromberg will be eligible to participate in the Change in Control Severance Benefit Plan (the “Severance Benefit Plan”), subject to the terms and conditions thereof; provided, that if the severance benefits that Mr. Bromberg would receive under the Offer Letter, as described in the paragraph above, are greater than the severance benefits Mr. Bromberg would receive under the Severance Benefit Plan, then Mr. Bromberg will receive the severance benefits under the Offer Letter in lieu of any severance benefits otherwise payable to Mr. Bromberg under the Severance Benefit Plan (such that there will not be a duplication of benefits).

Other Benefits and Terms. Mr. Bromberg will be eligible to participate in the health insurance and benefit programs generally available to employees of the Company. If any payments or benefits received by Mr. Bromberg in connection with a change in control would result in an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, such payments and benefits will be reduced to the extent necessary to avoid the applicable excise tax if such reduction would result in a greater net after-tax benefit to Mr. Bromberg than receiving the full amount of such payments and benefits.

Mr. Bromberg’s bonuses and equity grants will be subject to the Company’s executive compensation recoupment policies as in effect from time to time.

In accordance with the Company’s customary practice, the Company will enter into an indemnification agreement with Mr. Bromberg, which requires the Company to indemnify him against certain liabilities that may arise in connection with his status or service as an officer.

The foregoing description of the Offer Letter is qualified in its entirety by reference to the full text of the Offer Letter, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.  The foregoing description of the

Severance Benefit Plan is qualified in its entirety by the full text of the Severance Benefit Plan, which is filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on November 17, 2011, and is incorporated herein by reference.  The foregoing description of the indemnification agreement is qualified in its entirety by the full text of the form of indemnification agreement, which was filed with the SEC as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 17, 2011, and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 5, 2016.

ZYNGA INC.
By: /s/ Michelle Quejado
Michelle Quejado
Interim Chief Financial Officer and Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	06/11/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1+	Offer Letter, between Zynga Inc. and Matthew Bromberg					X

10.2+	Offer Letter, between Zynga Inc. and Bernard Kim					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1*	Press release issued by Zynga Inc., dated August 4, 2016.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
•

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing..

*

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.