Form 10-Q
period 2016-09-30
ZYNGA INC
filed 2016-11-04
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 15, 2016, there were 775,224,508 shares of the Registrant’s Class A common stock outstanding, 96,201,758 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

•	the success of our advertising offerings, and our ability to grow advertising bookings;
•	our ability to successfully monitor and adapt to changes in gaming platform and consumer demand as the industry continues to evolve;
•	our ability to develop, identify, market and launch hit games and new features and content for our existing games in a timely manner;
•	the ability of our games to generate revenue and bookings for a significant period of time after launch and the timing for market acceptance of new games;
•	attrition or decline in existing games’ audience and financial performance, including franchise games;
•	our ability to utilize, protect, defend and enforce our intellectual property;
•	our exposure to intellectual property disputes and other litigation;
•	our exposure to illegitimate credit card activity and other security risks, including sales or purchases of virtual goods used in our games through unauthorized or illegitimate third-party websites;
•	our ability to manage risks, costs and other challenges associated with international expansion;
•	the impact of laws and regulations on our business;
•	our evaluation of new business opportunities and acquisitions by us, including integration of newly acquired businesses;
•	changes in corporate strategy or management;
•	our ability to understand industry trends, such as seasonality, and position our business to take advantage of these trends;
•	our ability to build on our social legacy in both our web games and our new mobile games and build a player network across mobile games;
•	our ability to operate in an entrepreneurial manner, successfully invest in and innovate on game mechanics and successfully invest in and leverage data and analytics in our operations;
•	the effectiveness of our cost cutting activities and our ability to control and reduce expenses, including our estimated savings and charges associated with our restructuring efforts; and
•	our share repurchase program, including our ability to execute on and repurchase shares under the program

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$866,319	$742,217
Marketable securities	4,501	245,033
Accounts receivable, net of allowance of $0 at September 30, 2016 and December 31, 2015	72,351	79,610
Income tax receivable	1,010	5,233
Restricted cash	2,082	209
Other current assets	27,718	39,988
Total current assets	973,981	1,112,290
Goodwill	633,913	657,671
Other intangible assets, net	32,309	64,016
Property and equipment, net	269,285	273,221
Restricted cash	3,050	986
Other long-term assets	28,021	16,446
Total assets	$1,940,559	$2,124,630
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,045	$29,676
Other current liabilities	64,871	77,691
Deferred revenue	130,904	128,839
Total current liabilities	211,820	236,206
Deferred revenue	260	204
Deferred tax liabilities	5,243	6,026
Other non-current liabilities	76,391	95,293
Total liabilities	293,714	337,729
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 889,328 shares (Class A, 772,573, Class B, 96,238 Class C, 20,517) as of September 30, 2016 and 903,617 (Class A, 769,533, Class B, 113,567, Class C, 20,517) as of December 31, 2015	3,323,823	3,234,551
Treasury stock	—	(98,942)
Accumulated other comprehensive income (loss)	(106,555)	(52,388)
Accumulated deficit	(1,570,423)	(1,296,320)
Total stockholders’ equity	1,646,845	1,786,901
Total liabilities and stockholders’ equity	$1,940,559	$2,124,630

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Online game	$134,254	$151,168	$407,134	$461,292
Advertising and other	48,170	44,569	143,746	117,656
Total revenue	182,424	195,737	550,880	578,948
Costs and expenses:
Cost of revenue	62,675	57,187	175,917	172,588
Research and development	73,913	78,416	227,883	276,832
Sales and marketing	49,802	43,549	136,777	116,507
General and administrative	21,656	25,765	69,414	103,951
Impairment of intangible assets	20,677	—	20,677	—
Total costs and expenses	228,723	204,917	630,668	669,878
Income (loss) from operations	(46,299)	(9,180)	(79,788)	(90,930)
Interest income	800	566	2,266	1,965
Other income (expense), net	980	2,285	4,985	11,843
Income (loss) before income taxes	(44,519)	(6,329)	(72,537)	(77,122)
Provision for (benefit from) income taxes	(2,782)	(9,381)	204	(6,810)
Net income (loss)	$(41,737)	$3,052	$(72,741)	$(70,312)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.00	$(0.08)	$(0.08)
Diluted	$(0.05)	$0.00	$(0.08)	$(0.08)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	882,408	921,116	875,656	910,469
Diluted	882,408	940,032	875,656	910,469

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(41,737)	$3,052	$(72,741)	$(70,312)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(6,030)	(16,858)	(54,290)	(12,746)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(7)	129	123	507
Other comprehensive income (loss):	(6,037)	(16,729)	(54,167)	(12,239)
Comprehensive income (loss):	$(47,774)	$(13,677)	$(126,908)	$(82,551)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income (loss)	$(72,741)	$(70,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,158	42,349
Stock-based expense	80,982	99,803
(Gain) loss from sales of investments, assets and other, net	160	(6,283)
Tax benefits (costs) from stock-based awards	—	90
Excess tax benefits (costs) from stock-based awards	—	(90)
Accretion and amortization on marketable securities	322	4,941
Deferred income taxes	(2,734)	(9,151)
Impairment of intangible assets	20,677	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,743	2,544
Income tax receivable	1,711	(1,712)
Other assets	(2,519)	(11,860)
Accounts payable	(10,171)	12,226
Deferred revenue	2,121	(61,097)
Other liabilities	(26,436)	(49,360)
Net cash provided by (used in) operating activities	32,273	(47,912)
Investing activities:
Purchases of marketable securities	—	(101,091)
Sales and maturities of marketable securities	240,337	702,017
Acquisition of property and equipment	(6,621)	(6,847)
Business acquisitions, net of cash acquired	(33,630)	(20,023)
Proceeds from sale of property and equipment	3,035	750
Proceeds from sale of equity method investment	—	10,507
Net cash provided by (used in) investing activities	203,121	585,313
Financing activities:
Taxes paid related to net share settlement of equity awards	(2,163)	(1,866)
Repurchases of common stock	(112,392)	—
Proceeds from employee stock purchase plan and exercise of stock options	5,570	7,292
Excess tax benefits (costs) from stock-based awards	—	90
Acquisition-related contingent consideration payment	—	(10,790)
Net cash provided by (used in) financing activities	(108,985)	(5,274)

Effect of exchange rate changes on cash and cash equivalents	(2,307)	(410)

Net increase (decrease) in cash and cash equivalents	124,102	531,717
Cash and cash equivalents, beginning of period	742,217	131,303
Cash and cash equivalents, end of period	$866,319	$663,020

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) develops, markets, and operates social games as live services played over the Internet and on social networking sites and mobile platforms. We generate revenue through the in-game sale of virtual goods and through advertising. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S., as well as various international office locations in North America, India and Europe.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2016, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, the interim consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from operations of $0.5 million and $0.5 million in the three and nine months ended September 30, 2016, respectively, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $0.2 million and $3.8 million of revenue and income from operations in the three and nine months ended September 30, 2016, respectively, due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates did not impact our reported earnings per share for the three months ended September 30, 2016 and resulted in a $0.01 per share impact on our reported earnings per share for the nine months ended September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)”. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as allowing early adoption as of the original effective date. Accordingly, the Company may adopt the standard in either the first quarter of 2017 or 2018. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent consideration in determining whether an entity controls a specified good or service before it is transferred to the customer. We are currently in the process of evaluating the impact and adoption method of ASU 2014-09 and ASU 2016-08 on our consolidated financial statements.

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

We are currently in the process of evaluating the impact of ASU 2016-09 on our consolidated financial statements.

2. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investments in marketable securities (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$3,000	$1	$—	$3,001
Corporate debt securities	1,500	—	—	1,500
Total	$4,500	$1	$—	$4,501

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. government and government agency debt securities	$145,066	$—	$(80)	$144,986
Corporate debt securities	100,093	12	(58)	100,047
Total	$245,159	$12	$(138)	$245,033

For more detail on our method for determining the fair value of our assets, see Note 3 – “Fair Value Measurements”.

The estimated fair value of available-for-sale marketable securities, classified by their contractual maturities was as follows (in thousands):

September 30, 2016
Due within one year	$4,501
After one year through three years	—
Total	$4,501

Changes in market interest rates and bond yields caused certain investments to fall below their cost basis, resulting in unrealized losses on marketable securities. As of September 30, 2016, we had unrealized losses of $4 thousand related to marketable securities that had a fair value of $40.3 million. As of December 31, 2015, we had unrealized losses of $0.1 million related to marketable securities that had a fair value of $199.1 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of September 30, 2016 and December 31, 2015, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

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

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Rising Tide Games, Inc. (“Rising Tide”), Zindagi Games, Inc. (“Zindagi”) and PuzzleSocial, Inc. (“PuzzleSocial”). The amount payable is contingent upon the achievement of certain performance targets. We estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows and the risk-adjusted discount rate. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses.

In the third quarter of 2015, we acquired Rising Tide. Under the terms of the agreement, the contingent consideration of up to $140.0 million may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the third quarter of 2016, we updated this analysis and recorded the change in estimated fair value of the contingent consideration liability as a benefit of approximately $5.8 million within Research and Development in our consolidated statement of operations, reducing the liability to $1.4 million. The decrease in the fair value of the liability is primarily driven by a decline in our expectations about the future performance of the acquired games.

In the first quarter of 2016, we acquired Zindagi. Under the terms of the agreement, the contingent consideration of up to $60.0 million may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. In the third quarter of 2016, we updated this analysis and noted no change in the estimated fair value of the contingent consideration liability from the second quarter of 2016. The current contingent consideration liability is $0.2 million.

In the third quarter of 2016, we acquired PuzzleSocial. Under the terms of the agreement, the contingent consideration of up to $42.0 million may be payable based on the achievement of certain future performance targets during the two and a half year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The current contingent consideration liability is $0.4 million.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities among the three Levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$434,399	$—	$—	$434,399
U.S. government and government agency debt securities	—	3,001	—	3,001
Corporate debt securities (1)	—	290,724	—	290,724
Total	$434,399	$293,725	$—	$728,124
Liabilities:
Contingent consideration	$—	$—	$1,986	$1,986

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$362,587	$—	$—	$362,587
U.S. government and government agency debt securities	—	184,975	—	184,975
Corporate debt securities (1)	—	277,193	—	277,193
Total	$362,587	$462,168	$—	$824,755
Liabilities:
Contingent consideration	$—	$—	$18,490	$18,490

(1)	Includes amounts classified as cash and cash equivalents.

The following table presents the activity for the nine months ended September 30, 2016 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Rising Tide	Zindagi	PuzzleSocial	Total
Contingent consideration – December 31, 2015	$18,490	$—	$—	$18,490
Additions	—	1,260	406	1,666
Fair value adjustments	(17,090)	(1,080)	—	(18,170)
Contingent consideration – September 30, 2016	$1,400	$180	$406	$1,986

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment	$26,666	$36,373
Software	31,416	30,950
Land	89,130	89,130
Building	197,020	195,372
Furniture and fixtures	10,485	10,348
Leasehold improvements	8,428	7,748
	$363,145	$369,921
Less accumulated depreciation	(93,860)	(96,700)
Total property and equipment, net	$269,285	$273,221

During the fourth quarter of 2015, we completed the exit of one of our data centers in Santa Clara, and initiated the sale of certain computer data center equipment, resulting in the assets meeting held for sale criteria. Accordingly, these assets were written down to their fair value and reclassified from property and equipment to other current assets, with $83.9 million and $80.7 million being reclassified from computer equipment and accumulated depreciation respectively, for a net amount of $3.2 million. The $3.2 million reflects the fair value of the assets less estimated costs to sell. During the first and second quarter of 2016, $0.4 million and $1.2 million of the assets meeting held for sale criteria were sold, respectively. During the second quarter of 2016, we finalized the sale of these assets and decreased the fair value of the assets less estimated costs to sell to $2.9 million, resulting in a loss of $0.3 million. During the third quarter of 2016, we collected $1.3 million in cash related to the remaining balance of assets meeting the held for sale criteria.

5. Acquisitions

Acquisition of Zindagi

On January 1, 2016, we acquired the assets of Zindagi, a provider of social games, for purchase consideration of approximately $13.8 million, which consisted of cash paid of $12.5 million (net of prepaid compensation expense of $2.5 million) and contingent consideration with a fair value of $1.3 million. As of September 30, 2016, the fair value of the contingent consideration liability is $0.2 million. The contingent consideration may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date and could be up to $60.0 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

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

Acquisition of PuzzleSocial

On July 1, 2016, we acquired 100% of the equity interests of PuzzleSocial, a provider of mobile crossword puzzle games, for purchase consideration of approximately $20.4 million, which consisted of cash paid of $20.0 million and contingent consideration with a fair value of $0.4 million. As of September 30, 2016, the fair value of the contingent consideration liability is $0.4 million. The contingent consideration may be payable based on the achievement of certain future performance targets during the two and a half year period following the acquisition date and could be up to $42.0 million. We will record changes in the fair value of contingent consideration liabilities within operating expenses in our consolidated statement of operations each future reporting period.

The following table summarizes the purchase date fair value of net tangible and intangible assets acquired from PuzzleSocial (in thousands, unaudited):

Total
Developed technology, useful life of 4.5 years	$6,923
Customer base, useful life of 1 year	3,499
Net tangible assets acquired (liabilities assumed)	2,144
Goodwill	11,811
Deferred tax liabilities	(3,948)
Total	$20,429

Goodwill, which is not deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

For further details on our fair value methodology with respect to contingent consideration liabilities for Zindagi and PuzzleSocial, see Note 3 – “Fair Value Measurements”.

6. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2015 to September 30, 2016 are as follows (in thousands):

Goodwill – December 31, 2015	$657,671
Additions	23,191
Foreign currency translation and other adjustments (1)	(46,949)
Goodwill – September 30, 2016	$633,913

(1)

The decrease is primarily related to cumulative translation losses on goodwill associated with the acquisition of NaturalMotion denominated in British Pounds. Includes the impact of adjustments to goodwill resulting from changes in net assets (liabilities) acquired (assumed) and other adjustments, pursuant to our business combinations policy.

The details of our acquisition-related intangible assets as of September 30, 2016 are as follows (in thousands):

	September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$154,301	$(128,985)	$25,316
Trademarks, branding and domain names	16,290	(9,895)	6,395
Acquired lease intangibles	5,708	(5,110)	598
Total	$176,299	$(143,990)	$32,309

Our updated financial forecast as of September 30, 2016, indicated a reduction of future undiscounted cash flows for certain games associated with developed technology previously acquired from Rising Tide and Zindagi. As a result, we performed an impairment analysis and determined the estimated fair values of Rising Tide’s and Zindagi’s intangible assets to be $18.2 million and $2.4 million lower, respectively, than their carrying values as of September 30, 2016. Accordingly, we recorded this amount as an impairment charge in our consolidated statements of operations.

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

As of September 30, 2016, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
2016	$6,483
2017	9,994
2018	4,550
2019 and thereafter	5,162
Total	$26,189

7. Income Taxes

The benefit from income taxes decreased by $6.6 million and expense from income taxes increased by $7.0 million in the three and nine months ended September 30, 2016, respectively, as compared to the same periods of the prior year. The decrease in the benefit from income taxes for the three months ended September 30, 2016 is primarily attributable to less benefit being recognized for the release of our U.S. valuation allowance related to the acquisition of PuzzleSocial compared to the U.S. valuation allowance release related to the acquisition of Rising Tide for the same period in the prior year. In addition, there was an increase in foreign tax expense related to a change in our jurisdictional mix of earnings in the three months ended September 30, 2016. The increase in expense for the nine months ended September 30, 2016 is primarily attributable to less benefit being recognized for the release of our U.S. valuation allowance related to the acquisition of PuzzleSocial compared to the U.S. valuation allowance release related to the acquisition of Rising Tide for the same period in the prior year. In addition, there was an increase in foreign tax expense related to a change in our jurisdictional mix of earnings in the nine months ended September 30, 2016.

Purchase accounting for the PuzzleSocial acquisition required the establishment of a deferred tax liability related to the book-tax basis differences of identifiable intangible assets. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of our U.S. valuation allowance recorded in our Statement of Operations. The release of our U.S. valuation allowance as a result of the PuzzleSocial acquisition resulted in less benefit as compared to the release of our U.S. valuation allowance as a result of the Rising Tide acquisition for the same period in the prior year.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued accounts payable	$21,805	$31,700
Accrued compensation liability	16,507	16,278
Accrued restructuring liability	5,586	9,859
Other current liabilities	20,973	19,854
Total other current liabilities	$64,871	$77,691

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

9. Restructuring

During the nine months ended September 30, 2016, we recorded total restructuring charges of $2.1 million which were classified within our consolidated statement of operations as follows: Research and Development $0.1 million and General and Administrative $2.0 million.

Q2 2015 Restructuring Plan

During the three months ended June 30, 2015, our board of directors authorized, and we implemented a restructuring plan that included a reduction in work force as part of the overall plan to reduce the Company’s long term cost structure. As a result of ongoing initiatives associated with this restructuring, we recorded a charge of $0.9 million in the nine months ended September 30, 2016, which is included in operating expenses in our consolidated statement of operations and comprised of lease and contract termination costs. The remaining liability related to our Q2 2015 restructuring plan as of September 30, 2016 was $20.8 million and is expected to be paid out over the next 5.8 years.

The following table presents the activity for the three months ended March 31, 2016 and June 30, 2016 and the three and nine months ended September 30, 2016 related to the Q2 2015 restructuring plan (in thousands):

	Three Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Restructuring liability - beginning of period	$26,406	$25,089	$21,837	$26,406
Restructuring expense and adjustments	456	417	50	923
Cash payments	(1,773)	(3,669)	(1,079)	(6,521)
Restructuring liability (Q2 2015 Plan) - end of period	$25,089	$21,837	$20,808	$20,808

Q1 2014 Restructuring Plan

The following table presents the activity for the three months ended March 31, 2016 and June 30, 2016 and the three and nine months ended September 30, 2016 related to the Q1 2014 restructuring plan (in thousands):

	Three Months Ended	Three Months Ended		Three Months Ended	Nine Months Ended
	March 31, 2016	June 30, 2016		September 30, 2016	September 30, 2016
Restructuring liability - beginning of period	$2,290	$1,525		$2,184	$2,290
Restructuring expense and adjustments	16	1,267	(1)	(104)	1,179
Cash payments	(781)	(608)		(2,064)	(3,453)
Restructuring liability (Q1 2014 Plan) - end of period	$1,525	$2,184		$16	$16

(1)

A $1.3 million adjustment was recorded in the second quarter of 2016 to increase our restructuring liability as a result of revising the expected income from a subtenant in a data center facility we had previously vacated in the first quarter of 2014.

Other Plans

The following table presents the activity for the three months ended March 31, 2016 and June 30, 2016 and the three and nine months ended September 30, 2016 related to all other remaining historical restructuring plans from prior years (in thousands):

	Three Months Ended		Three Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2016		June 30, 2016	September 30, 2016	September 30, 2016
Restructuring liability - beginning of period	$332		$(82)	$83	$332
Restructuring expense and adjustments	(10)		18	6	14
Cash payments	(404)		147	(22)	(279)
Restructuring liability (2013 Plan) - end of period	$(82)	(1)	$83	$67	$67

The remaining liability of $67 thousand is expected to be paid out over the next 1.1 years.

(1)	The liability is a net receivable due to the timing of sublease income for restructured data center space in Virginia.

10. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,049	$991	$2,825	$2,835
Research and development	18,662	22,308	63,078	70,485
Sales and marketing	1,541	2,045	5,738	5,181
General and administrative	3,223	5,092	9,341	21,302
Total stock-based expense	$24,475	$30,436	$80,982	$99,803

The following table shows stock option activity for the nine months ended September 30, 2016 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2015	23,215	$1.93	$35,949	5.36
Granted	15,000	2.54
Forfeited and cancelled	(2,857)	3.01
Exercised	(3,693)	0.27
Balance as of September 30, 2016	31,665	$2.32	$34,718	6.58

The following table shows a summary of ZSU activity for the nine months ended September 30, 2016 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
	Shares	Fair Value	Unvested ZSUs
Unvested as of December 31, 2015	62,436	$3.06	$167,328
Granted	31,596	2.27
Vested	(22,386)	2.82
Forfeited and cancelled	(9,289)	2.86
Unvested as of September 30, 2016	62,357	$2.78	$181,459

The following table shows a summary of changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2016 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of June 30, 2016	$(100,521)	$3	$(100,518)
Other comprehensive income (loss) before reclassifications	(6,030)	(7)	(6,037)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	(6,030)	(7)	(6,037)
Balance as of September 30, 2016	$(106,551)	$(4)	$(106,555)

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2015	$(52,261)	$(127)	$(52,388)
Other comprehensive income (loss) before reclassifications	(54,290)	124	(54,166)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(1)
Net current-period other comprehensive income (loss)	(54,290)	123	(54,167)
Balance as of September 30, 2016	$(106,551)	$(4)	$(106,555)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2016			2015
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(36,203)	$(4,564)	$(970)	$2,607	$377	$68
Weighted-average common shares outstanding	765,403	96,488	20,517	786,768	113,831	20,517
Basic net income (loss) per share	$(0.05)	$(0.05)	$(0.05)	$0.00	$0.00	$0.00
DILUTED:
Net income (loss) attributable to common stockholders	$(36,203)	$(4,564)	$(970)	$2,607	$377	$68
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(970)	—	—	68	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(4,564)	—	—	377	—	—
Reallocation of net income (loss) to Class B and Class C shares				—	27	(1)
Net income (loss) attributable to common stockholders-diluted	$(41,737)	$(4,564)	$(970)	$3,052	$404	$67
Weighted-average common shares outstanding-basic	765,403	96,488	20,517	786,768	113,831	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	96,488	—	—	113,831	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	—	—	—	11,994	10,446	—
ZSUs	—	—	—	6,922	63	—
Weighted-average common shares outstanding-diluted	882,408	96,488	20,517	940,032	124,340	20,517
Diluted net income (loss) per share	$(0.05)	$(0.05)	$(0.05)	$0.00	$0.00	$0.00

	Nine Months Ended September 30,
	2016			2015
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(62,306)	$(8,731)	$(1,704)	$(59,922)	$(8,806)	$(1,584)
Weighted-average common shares outstanding	750,038	105,101	20,517	775,926	114,026	20,517
Basic net income (loss) per share	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$(0.08)
DILUTED:
Net income (loss) attributable to common stockholders	$(62,306)	$(8,731)	$(1,704)	$(59,922)	$(8,806)	$(1,584)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(1,704)	—	—	(1,584)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(8,731)	—	—	(8,806)	—	—
Net income (loss) attributable to common stockholders-diluted	$(72,741)	$(8,731)	$(1,704)	$(70,312)	$(8,806)	$(1,584)
Weighted-average common shares outstanding-basic	750,038	105,101	20,517	775,926	114,026	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	105,101	—	—	114,026	—	—
Weighted-average common shares outstanding-diluted	875,656	105,101	20,517	910,469	114,026	20,517
Diluted net income (loss) per share	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$(0.08)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and employee stock purchase plan	29,814	9,308	25,817	30,974
Restricted shares	3,344	7,791	4,165	9,102
ZSUs	62,587	40,445	62,850	64,056
Total	95,745	57,544	92,832	104,132

12. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities. As of September 30, 2016, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2016	$783
2017	5,510
2018	4,089
2019	3,479
2020	1,924
2021 and thereafter	910
$16,695

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and licensed intellectual property. Future minimum purchase commitments that have initial or remaining non-cancelable terms as of September 30, 2016, are as follows (in thousands):

Year ending December 31:
2016	$11,651
2017	20,126
2018	2,305
2019	881
2020 and thereafter	276
$35,239

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio, and maintaining a minimum cash balance. As of September 30, 2016, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

On November 2, 2016, we voluntarily terminated our revolving credit agreement.

Legal Matters

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleges that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The complaint further states that “Zynga is named as a defendant herein solely because it is a party to agreements underlying and relating to the Secondary Offering.”  The plaintiff seeks to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the defendants filed motions to dismiss the amended complaint and a motion to stay discovery while the motions to dismiss were pending. On November 14, 2014, the court denied the motion to dismiss brought by Zynga and the directors and granted the motion to dismiss brought by the underwriters who had been named as defendants.

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

Plaintiff filed a motion for class certification on July 13, 2015, and, after briefing was completed, the court held a hearing on plaintiff’s motion on November 20, 2015. On December 30, 2015, the court granted plaintiff’s motion for class certification.  On July 27, 2016, the Court entered a scheduling order setting a trial date of October 9, 2017.

A mediation session was conducted on September 20, 2016. The parties reached an agreement in principle to settle Lee v. Pincus, et al. as to all defendants for $10.0 million. The settlement, which is subject to negotiation and execution of a final settlement document, notice to the class and court approval, would be funded entirely by insurance and lead to the dismissal of all claims against the defendants. Accordingly, and also because no claim for damages is asserted against Zynga in the Lee action, Zynga is not considered the obligor in the matter, and there would be no impact to Zynga’s financial statements if the final settlement is consistent with the current agreement. Given its preliminary nature, it remains possible that the settlement in principle may not result in a final settlement, and that the assessment of the possibility of loss or adverse effect on our financial condition, if any, could therefore change in the near term.

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

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware captioned Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The Court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the Court granted nominal defendant Zynga’s motion to dismiss. On March 29, 2016, plaintiff filed a notice of appeal of the Court’s order dismissing the action. Briefing is complete and oral argument on plaintiff’s appeal was held on October 19, 2016. The Delaware Supreme Court has yet to rule on plaintiff’s appeal.

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

13. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$126,412	$131,542	$375,595	$379,103
All other countries (1)	56,012	64,195	175,285	199,845
Total revenue	$182,424	$195,737	$550,880	$578,948

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	September 30,	December 31,
	2016	2015
United States	$266,949	$269,721
All other countries	2,336	3,500
Total property and equipment, net	$269,285	$273,221

14. Subsequent Events

Share Repurchase Program

In November 2016, a share repurchase program was authorized for up to $200 million of our outstanding Class A common stock that remains in effect through the end of October 2018. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the program or otherwise in the future.

Termination of Credit Agreement

On November 2, 2016, the Company voluntarily terminated its Amended and Restated Revolving Credit Agreement, dated as of June 20, 2013, as amended on July 1, 2015 (as amended, the “Credit Agreement”) among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.  Prior to its termination, the Credit Agreement provided the Company with a revolving line of credit which is described under the heading “Credit Facility” in Note 12. No principal was outstanding as of the date of termination, and since its inception in 2011 and subsequent amendment in 2013, no borrowings have been made under the credit facility.

The Credit Agreement was terminated because it no longer served the Company’s needs and allows the Company to save costs otherwise incurred in connection with maintaining the line of credit.

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

Overview

We are a leading social game developer with approximately 66 million average MAUs for the three months ended September 30, 2016. We have launched some of the most successful social games in the industry. Our games are accessible on mobile platforms, Facebook and other social networks and Zynga.com. Our games are generally available for free, and we generate revenue through the in-game sale of virtual goods and advertising services.

We are a pioneer and innovator of social games and a leader in making play a core activity on the Internet and on mobile devices. Our objective is to become the worldwide leader in play by connecting the world through games.

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

In 2016, our business continued generating a higher percentage of bookings through mobile platforms than through the Facebook platform. For the three months ended September 30, 2016 and 2015 we estimate that 80% and 64% of our revenue, respectively, was generated through mobile platforms, while 17% and 32% of our revenue, respectively, was generated through the Facebook platform. For the three months ended September 30, 2016 and 2015, we estimate that we generated 83% and 69% of our bookings, respectively, from mobile platforms while 15% and 28% of our bookings, respectively, were generated from the Facebook platform. We have had to estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Non-GAAP Financial Metrics

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Revenue to Bookings:
Revenue	$182,424	$195,737	$550,880	$578,948
Change in deferred revenue	14,299	(19,758)	2,121	(61,097)
Bookings	$196,723	$175,979	$553,001	$517,851

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(users and payers in millions)
Average DAUs	18	19	19	22
Average MAUs	66	75	65	86
Average MUUs (1)	57	51	54	60
Average MUPs (1)	1.3	0.9	1.1	1.0
ABPU	$0.116	$0.100	$0.109	$0.089

(1)

For the three and nine months ended September 30, 2016, MUUs and MUPS exclude Daily Celebrity Crossword and Vegas Diamond Slots. For the three and six months ended June 30, 2016, MUUs and MUPs exclude Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen. For the three and nine months ended September 30, 2015, MUPs and MUUs exclude CSR Racing, CSR Classics and Clumsy Ninja. These games are excluded to avoid potential double counting of MUUs and MUPs as our systems are unable to distinguish whether a player of these games is also a player of other Zynga games.

Average DAUs, MAUs and MUUs declined when comparing the three months ended September 30, 2016 and 2015. These declines in average DAUs, MAUs and MUUs were due to declines in users for our existing games such as CSR Racing, Looney Tunes Dash!, FarmVille 2 and FarmVille: Harvest Swap which were not offset by the contribution from newer titles such as CSR Racing 2 and FarmVille: Tropic Escape. Average MUPs increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the launch of CSR Racing 2 in the third quarter of 2016, while ABPU increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increase in total bookings and decline in average DAUs. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Average monthly unique payer bookings (in thousands) (1)	$48,303	$39,531	$41,742	$38,444	$40,780
Average MUPs (in millions) (2)	1.3	0.9	1.0	0.8	0.9
Monthly unique payer bookings per MUP (3)	$37	$43	$44	$47	$47

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are unique payer bookings from advertising. For the three months ended September 30, 2016, bookings from Daily Celebrity Crossword and Vegas Diamond Slots are excluded. For the three months ended March 31, 2016 and June 30, 2016 bookings from Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen are excluded. For the three months ended September 30, 2015 and December 31, 2015, bookings from CSR Racing, CSR Classics and Clumsy Ninja are excluded.

(2)

For the three months ended September 30, 2016, MUPs exclude Daily Celebrity Crossword and Vegas Diamond Slots. For the three months ended March 31, 2016 and June 30, 2016, MUPs exclude Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen. For the three months ended September 30, 2015 and December 31, 2015, MUPs exclude CSR Racing, CSR Classics and Clumsy Ninja.

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

Recent Developments

•

Acquisition of PuzzleSocial. In the third quarter of 2016, we acquired PuzzleSocial, a provider of mobile crossword puzzle games, for purchase consideration of approximately $20.4 million, which consisted of cash paid of $20.0 million and contingent consideration with a fair value of $0.4 million. We acquired PuzzleSocial as their crossword puzzle game complements our existing Words With Friends franchise with a similar audience of word game players.

•	Game Launches. In August 2016, we launched FarmVille: Tropic Escape for mobile platforms.
•	Changes in Executive Team. In the third quarter of 2016, we hired Matthew Bromberg as our Chief Operating Officer and Gerard Griffin as our Chief Financial Officer.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual goods in our games. The degree to which our players choose to pay for virtual goods in our games is driven by our ability to create content and virtual goods that enhance the game-play experience. Our bookings, revenue and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual goods and advertising. For example, ABPU increased from $0.100 in the three months ended September 30, 2015 to $0.116 in the three months ended September 30, 2016 due to higher decline in DAU of non-paying players (compared to paying players) who do not contribute to online game bookings. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

In the first quarter of 2016, we acquired Zindagi, a provider of social games in the Match-3 category, to accelerate our ability to execute against new opportunities in Slots and other game genres and in the third quarter of 2016, we acquired PuzzleSocial, a provider of mobile crossword puzzle games.

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

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue by type:
Online game	$134,254	$151,168	(11)%	$407,134	$461,292	(12)%
Advertising and other	48,170	44,569	8%	143,746	117,656	22%
Total revenue	$182,424	$195,737	(7)%	$550,880	$578,948	(5)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total revenue decreased $13.3 million in the third quarter of 2016, as compared to the same period of the prior year, while bookings increased $20.7 million in the third quarter of 2016, compared to the same period of the prior year. ABPU increased from $0.100 in the third quarter of 2015 to $0.116 in the third quarter of 2016 and average MUPs increased from 0.9 million in the third quarter of 2015 to 1.3 million in the third quarter of 2016, while average DAUs decreased from 19 million in the third quarter of 2015 to 18 million in the third quarter of 2016.

Online game revenue decreased $16.9 million in the third quarter of 2016 as compared to the same period of the prior year. This decrease was primarily attributable to decreases in revenue from FarmVille 2, FarmVille 2: Country Escape and Hit it Rich! Slots in the amounts of $17.4 million, $10.2 million and $7.2 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. The overall decrease in online game revenue was offset by increases in revenue from Empires & Allies, Black Diamond Slots and CSR Racing 2 in the amounts of $6.8 million, $6.3 million and $5.5 million, respectively. Online game revenue increased for Black Diamond Slots and CSR Racing 2 as these games were launched in September 2015 and June 2016, respectively. Online game revenue increased for Empires & Allies as a result of higher amortization of prior period deferred revenue. As we recognize revenue from the sale of durable virtual goods ratably over the estimated playing period of paying players, revenue for Empires & Allies includes amortization of higher deferred revenue resulting from its launch in May 2015. All other games accounted for the remaining net decrease of $0.7 million.

The decrease in online game revenue in the third quarter of 2016 was offset by changes in estimated average life of durable virtual goods. During the three months ended September 30, 2016, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from operations of $0.5 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from operations of $7.4 million. We also recognized $0.2 million of revenue and income from operations in the three months ended September 30, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates did not impact our reported earnings per share for the third quarter of 2016 and resulted in a $0.01 per share impact on our reported earnings per share for the quarter of 2015.

International revenue as a percentage of total revenue was 31% in the third quarter of 2016 and 33% in the third quarter of 2015.

In the three months ended September 30, 2016, Zynga Poker, Wizard of Oz Slots, Hit It Rich! Slots and FarmVille 2 were our top revenue-generating games and comprised 19%, 12%, 12% and 11%, respectively, of our online game revenue for the period. In the three months ended September 30, 2015, FarmVille 2, Zynga Poker, Hit It Rich! Slots, FarmVille 2: Country Escape and Wizard of Oz Slots were our top revenue-generating games and comprised 21%, 17%, 16%, 14% and 12%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 48% of online game revenue in the third quarter of 2016 and 47% of online game revenue in the third quarter of 2015. Durable virtual goods accounted for 52% of online game revenue in the third quarter of 2016 and 53% of online game revenue in the third quarter of 2015. The estimated weighted average life of durable virtual goods was 9 months in the third quarter of 2016 compared to 10 months in the third quarter of 2015.

Advertising and other revenue increased $3.6 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to a $2.2 million increase in in-game display ads as a result of better optimization and performance on mobile platforms driving higher effective cost per thousand impressions (“eCPM”). The increases in in-game display ads were driven by the Company’s transition from web to mobile, as mobile revenue as a percentage of total revenue grew from 64% in the third quarter of 2015 to 80% in the third quarter of 2016 and mobile bookings as a percentage of total bookings grew from 69% in the third quarter of 2015 to 83% in the third quarter of 2016. The increase was also attributed to a $1.4 million increase in in-game offers, engagement ads and other advertising revenue.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total revenue decreased $28.1 million in the nine months ended September 30, 2016, as compared to the same period of the prior year, while bookings increased $35.2 million in the nine months ended September 30, 2016, compared to the same period of the prior year. ABPU increased from $0.089 in the nine months ended September 30, 2015 to $0.109 in the nine months ended September 30, 2016 and average MUPs increased from 1.0 million in the nine months ended September 30, 2015 to 1.1 million in the nine months ended September 30, 2016, while average DAUs decreased from 22 million in the nine months ended September 30, 2015 to 19 million in the nine months ended September 30, 2016.

Online game revenue decreased $54.2 million in the nine months ended September 30, 2016 as compared to the same period of the prior year. This decrease was primarily attributable to decreases in revenue from FarmVille 2, FarmVille 2: Country Escape and Hit it Rich! Slots in the amounts of $40.6 million, $39.9 million and $18.1 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. The overall decrease in online game revenue was offset by increases in revenue from Empires & Allies, Wizard of Oz Slots and Black Diamond Slots in the amounts of $33.0 million, $18.3 million and $11.5 million, respectively. Online game revenue increased for Empires & Allies and Black Diamond Slots as these games were launched in May 2015 and September 2015, respectively, while online game revenue increased for Wizard of Oz Slots as a result of growth in bookings and audience metrics in this game. All other games accounted for the remaining net decrease of $18.4 million.

The decrease in online game revenue in the nine months ended September 30, 2016, was offset by changes in estimated average life of durable virtual goods. During the nine months ended September 30, 2016, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from operations of $0.5 million, which is the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in revenue and income from operations of $8.2 million. We also recognized $3.8 million of revenue and income from operations in the nine months ended September 30, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. For the same period in the prior year, we recognized $9.9 million for games that have been discontinued. For the nine months ended September 30, 2016 and 2015, these changes in estimates resulted in a $0.01 and a $0.02 per share impact on our reported earnings per share, respectively.

International revenue as a percentage of total revenue was 32% in the nine months ended September 30, 2016 and 35% in the nine months ended September 30, 2015.

In the nine months ended September 30, 2016, Zynga Poker, Wizard of Oz Slots, Hit It Rich! Slots and FarmVille 2 were our top revenue-generating games and comprised 19%, 14%, 13% and 12%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2015 FarmVille 2, Zynga Poker, FarmVille 2: Country Escape and Hit it Rich! Slots were our top revenue-generating games and comprised 20%, 18%, 15% and 15%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 48% of online game revenue in the nine months ended September 30, 2016 and 44% of online game revenue in the nine months ended September 30, 2015. Durable virtual goods accounted for 52% of online game revenue in the nine months ended September 30, 2016 and 56% of online game revenue in the nine months ended September 30, 2015. The estimated weighted average life of durable virtual goods was 9 months in the nine months ended September 30, 2016 compared to 11 months in the nine months ended September 30, 2015.

Advertising and other revenue increased $26.1 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to a $25.0 million increase in in-game display ads as a result of better optimization and performance on mobile platforms driving higher eCPM. The increases in in-game display ads were driven by the Company’s transition from web to mobile, as mobile revenue as a percentage of total revenue grew from 62% in the nine months ended September 30, 2015 to 76% in the nine months ended September 30, 2016 and mobile bookings as a percentage of total bookings grew from 66% in the nine months ended September 30, 2015 to 79% in the nine months ended September 30, 2016. The increase was also attributed to a $3.1 million increase in in-game offers, engagement ads and other advertising revenue, which was offset by a $2.0 million decrease in in-game sponsorships.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$62,675	$57,187	10%	$175,917	$172,588	2%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Cost of revenue increased $5.5 million in the third quarter of 2016 as compared to the same period of the prior year. The increase was primarily attributable to a $9.3 million increase in payment processing fees from bookings generated from mobile payment processors and a $2.3 million increase in royalty expense for licensed intellectual property, offset by a $4.7 million decrease in hosting costs due to data center migration and a $1.3 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cost of revenue increased $3.3 million in the nine months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily attributable to an $18.4 million increase in payment processing fees from bookings generated from mobile payment processors and a $4.1 million increase in royalty expense for licensed intellectual property, offset by an $11.6 million decrease in depreciation expense due to the consolidation of data center facilities and the related disposition of certain data center assets in prior periods, a $4.5 million decrease in hosting costs due to data center migration and a $2.4 million decrease in headcount-related expense.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$73,913	$78,416	(6)%	$227,883	$276,832	(18)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Research and development expenses decreased $4.5 million in the third quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $5.8 million benefit recorded for the change in estimated fair value of the contingent consideration liability for Rising Tide in the third quarter of 2016 and a $3.6 million decrease in stock-based expense, offset by a $5.3 million increase in headcount-related expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Research and development expenses decreased $48.9 million in the nine months ended September 30, 2016 as compared to the same period of the prior year. The decrease was primarily attributable to an $18.2 million benefit for the change in estimate fair value of the contingent consideration liability for Rising Tide and Zindagi in the nine months ended September 30, 2016 and $9.4 million less expense in 2016 to reflect the change in estimated fair value of the contingent consideration liability of Spooky Cool Labs LLC (the liability for Spooky Cool Labs LLC was settled in full in the first quarter of 2015), a $9.6 million decrease in restructuring expense, a $7.4 million decrease in stock-based expense and a $4.4 million decrease in headcount-related expense.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$49,802	$43,549	14%	$136,777	$116,507	17%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Sales and marketing expenses increased $6.3 million in the third quarter of 2016 as compared to the same period of the prior year. The increase was primarily attributable to a $5.5 million increase in player acquisition costs for new mobile titles such as CSR Racing 2 and FarmVille: Tropic Escape and a $2.0 million increase in headcount-related expense, offset by a $1.2 million decrease in other marketing costs.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Sales and marketing expenses increased $20.3 million in the nine months ended September 30, 2016 as compared to the same period of the prior year. The increase was primarily attributable to a $17.0 million increase in player acquisition costs for mobile titles such as Words with Friends, Black Diamond Casino and CSR Racing 2 and a $4.5 million increase in headcount-related expense.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$21,656	$25,765	(16)%	$69,414	$103,951	(33)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

General and administrative expenses decreased $4.1 million in the third quarter of 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $1.9 million decrease in stock-based expense and a $1.4 million decrease from lower allocated facilities and overhead costs.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

General and administrative expenses decreased $34.5 million in the nine months ended September 30, 2016 as compared to the same period of the prior year. The decrease was primarily attributable to a $12.0 million decrease in stock-based expense, a $7.5 million decrease in headcount-related expense, a $4.9 million decrease in third party consulting and legal expenses, a $3.5 million decrease in restructuring expense and a $3.3 million decrease from lower allocated facilities and overhead costs.

Impairment of intangible assets

In the third quarter of 2016, we recorded $20.6 million of impairment on intangible assets. Our updated financial forecast as of September 30, 2016, indicated a reduction of future undiscounted cash flows for certain games associated with developed technology previously acquired from Rising Tide and Zindagi. As a result, we performed an impairment analysis and determined the estimated fair values of Rising Tide’s and Zindagi’s intangible assets to be $18.2 million and $2.4 million lower, respectively, than their carrying values as of September 30, 2016.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$980	$2,285	NM	$4,985	$11,843	NM

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Other income (expense), net decreased by $1.3 million in the third quarter of 2016 as compared to the same period of the prior year. The increase was primarily attributed to a $1.4 million decrease in sublease rental income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Other income (expense), net decreased by $6.9 million in the nine months ended September 30, 2016 as compared to the same period of the prior year. The decrease was primarily attributed to a $6.2 million decrease in other income which was primarily related to the sale of an equity investment in the first quarter of 2015 and a $1.3 million decrease in sublease rental income.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$(2,782)	$(9,381)	NM	$204	$(6,810)	NM

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The benefit from income taxes decreased by $6.6 million in the third quarter of 2016, as compared to the same period of the prior year. The decrease was primarily attributable to less benefit being recognized for the release of our U.S. valuation allowance related to the acquisition of PuzzleSocial compared to the U.S. valuation allowance release related to the acquisition of Rising Tide for the same period in the prior year. In addition, there was an increase in foreign tax expense related to a change in our jurisdictional mix of earnings in the third quarter of 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The expense from income taxes increased by $7.0 million in the nine months ended September 30, 2016 as compared to the same period of the prior year. The increase was primarily attributable to less benefit being recognized for the release of our U.S. valuation allowance related to the acquisition of PuzzleSocial compared to the U.S. valuation allowance release related to the acquisition of Rising Tide for the same period in the prior year. In addition, there was an increase in foreign tax expense related to a change in our jurisdictional mix of earnings in the nine months ended September 30, 2016.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(6,621)	$(6,847)
Depreciation and amortization	32,158	42,349
Cash flows provided by (used in) operating activities	32,273	(47,912)
Cash flows provided by (used in) investing activities	203,121	585,313
Cash flows provided by (used in) financing activities	(108,985)	(5,274)

As of September 30, 2016, we had cash, cash equivalents and marketable securities of approximately $870.8 million, which consisted of cash, money market funds, U.S. government and government agency debt securities and corporate debt securities.

Operating Activities

After our net loss of $72.7 million is adjusted to exclude non-cash items, operating activities provided $32.3 million of cash during the nine months ended September 30, 2016. Significant non-cash items included stock-based expense of $81.0 million, depreciation and amortization of $32.2 million and impairment of intangible assets of $20.6 million. Changes in our operating assets and liabilities declined $26.6 million for the nine months ended September 30, 2016 primarily due to changes in other liabilities and accounts payable of $26.4 million and $10.2 million, respectively, offset by a change in accounts receivable of $8.7 million. The change in other liabilities includes changes in the estimated fair value of contingent consideration liabilities for Rising Tide and Zindagi of $17.1 million and $1.1 million, respectively.

Investing Activities

Investing activities provided $203.1 million during the nine months ended September 30, 2016. The primary inflow of cash associated with investing activities was $240.3 million of sales and maturities of marketable securities, offset by business acquisitions, net of cash acquired, of $33.6 million, primarily due to the acquisition of Zindagi in the first quarter of 2016 for $12.5 million (net of prepaid compensation expense of $2.5 million, which was reported in operating activities) and the acquisition of PuzzleSocial in the third quarter of 2016 for $19.4 million (net of cash acquired of $0.6 million).

Financing Activities

Financing activities used $109.0 million during the nine months ended September 30, 2016. The primary outflow of cash associated with financing activities was $112.4 million of repurchases of Class A common stock in the first quarter of 2016.

Credit Facility

In June 2013, we amended our existing revolving credit agreement which we originally executed in July 2011, reducing our maximum available credit from $1.0 billion to $200 million, and extending the term through June 2018. On July 1, 2015, we made a further, technical amendment to our credit agreement. Per the terms of our amended agreement, we paid additional up-front fees of $0.3 million to be amortized over the remaining extended term of the loan. The interest rate for the amended credit facility is determined based on a formula using certain market rates, as described in the amended credit agreement. Additionally, our minimum quarterly commitment fee was reduced from $0.6 million per quarter to $0.1 million per quarter based on the portion of the credit facility that is not drawn down. The agreement requires us to comply with certain covenants, including maintaining a minimum capitalization ratio and maintaining a minimum cash balance. As of September 30, 2016, we had not drawn down any amounts under the credit facility and were in compliance with these covenants.

On November 2, 2016, we voluntarily terminated our revolving credit agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2016 or in any prior periods.

Contractual Obligations

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Lease commitments	$16,695	$783	$9,599	$5,403	$910
Other purchase commitments	35,239	11,651	22,431	1,157	—
Contingent consideration liability (1)	1,986	—	1,986	—	—
Total contractual obligations	$53,920	$12,434	$34,016	$6,560	$910

(1)

This amount represents the estimated fair value of the contingent consideration that could become payable in connection with our acquisitions of Rising Tide, Zindagi and PuzzleSocial. This number may change over time as we continue to evaluate the likelihood of payment of the contingent consideration. Under the terms of the applicable acquisition agreements, the maximum amounts that could be earned and payable by us are $140.0 million, $60.0 million and $42.0 million for Rising Tide, Zindagi and PuzzleSocial, respectively.

We do not have any material capital lease obligations, and all of our property, equipment and software has been purchased with cash.

Lease commitments

Our lease commitments consist of operating leases for our facilities.

Other purchase commitments

We have entered into several contracts for hosting of data systems and services and licensed intellectual property.

Contingent consideration liability

Contingent consideration liability represents the estimated fair value of additional consideration payable in connection with our acquisitions of Rising Tide, Zindagi and PuzzleSocial.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.*

Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our mobile games, however we cannot guarantee that we will continue to develop games that appeal to players or advertisers. We are also in the process of executing plans to succeed as a mobile first company, which includes the optimization of our live games, development and launch of new games, stemming declines in our audience size and prudent cost control.  However, these efforts may not be sufficient to enable us to improve our operating results. In order to generate profits, new games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. As our player base becomes more heavily concentrated on mobile platforms, our ability to drive traffic to our games through unpaid channels may become diminished, and the overall cost of marketing our games may increase. We may also encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences.  If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected. For example, we recently experienced delays in the introduction of Dawn of Titans and CSR Racing 2 which had a negative impact on our financial results.

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

Our industry is intensely competitive and “hit” driven. If we do not deliver “hit” products and services, or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.*

Competition in the gaming industry, especially the mobile gaming segment, is intense. Many new games are introduced in each major industry segment (mobile, web, and PC free-to-download), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

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

In particular, it is difficult to predict when bookings from one of our games will begin to decline, the decay rate for any particular game (i.e., the speed at which the popularity and player usage for a game declines) and the commercial success of our new games. The success of our business depends on our ability to consistently and timely launch new games or versions of games that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods than we expect to meet our quality standards. For example, our experience with our launches in 2014 and 2015 caused us to extend soft launch periods for certain of our games, including a move in the launch of Dawn of Titans and CSR Racing 2 from 2015 to 2016, which resulted in a delay in significant bookings for the games. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the three months ended September 30, 2016, we had approximately 1.3 million MUPs (excluding payers of Daily Celebrity Crossword and Vegas Diamond Slots), who represent approximately 2% of our total players during the three months ended September 30, 2016. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average MAU declined 13% from 75 million in the third quarter of 2015 to 66 million in the third quarter of 2016. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, the and Facebook and have acquired a significant number of our players through Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In the third quarter of 2016, 80% of our revenue and 83% of our bookings were generated through mobile platforms and 17% of our revenue and 15% of our bookings were generated through Facebook.

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

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those running the Android operating system, our revenues and financial results could suffer.*

We derive a significant portion of our revenues from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system. Unlike the Apple ecosystem in which Apple controls both the device (e.g., iPhone and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store, such as Amazon Appstore for Android. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could adversely affect our business, financial condition or results of operations. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

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

We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”), to operate certain aspects of our business.  A significant portion of our game traffic is hosted by a single vendor, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.*

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Our games run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third-parties to continue. In particular, a significant portion of our game traffic, data storage, data processing and other computing services and systems is hosted by AWS. As of September 30, 2016, AWS hosted almost all of our game traffic and game computing services and systems. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 180 days prior written notice, and may terminate the agreement with 30 days prior written notice for cause, including any material default or breach of the agreement by us that we do not cure within the 30 day period. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS, could adversely impact our business, financial condition or results of operations.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $37 million in 2013, a net loss of $226 million in 2014 and a net loss of $122 million in 2015. As of September 30, 2016, we had an accumulated deficit of $1.6 billion.

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

We are unable to distinguish whether players of certain games are also players of other Zynga games. As a result of this we exclude players of these games from our calculation of the applicable key operating metric to avoid potential double counting.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2016, approximately 25% of our employees had been with us for less than one year and approximately 47% for less than two years.

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

Our core values of focusing on our players first and acting for the long-term may conflict with the short-term interests of our business.*

One of our core values is to focus on surprising and delighting our players, which we believe is essential to our success and serves the best, long-term interests of Zynga and our stockholders. Therefore, we have made in the past and we may make in the future, significant investments or changes in strategy that we think will benefit us in the long-term, even if our decision negatively impacts our operating results in the short term. For example, we recently announced that we delayed the launches of Dawn of Titans and CSR Racing 2 from 2015 to 2016.  Although launching Dawn of Titans or CSR Racing 2 in 2015 may have offered short-term bookings, we determined that both games needed more time in soft launch to achieve their full potential.  We also exited the Sports category in order to focus fewer game categories that we believe have the highest potential of driving long-term enterprise value. Although games in the discontinued Sports category may have offered short-term bookings, we determined that they did not contribute meaningfully to the brand and our strategy in the long-term. In the future, we could make decisions to balance the number of advertisements we show in games based on consumer reaction to advertising.  This type of decision may increase consumer satisfaction and decrease bookings in the short-term. Our decisions may not result in the long-term benefits that we expect, in which case the success of our games, business, financial condition or results of operations could be harmed.

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

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.*

We have shifted our business to become a “mobile first” game company. The number of people using mobile Internet-enabled devices has increased dramatically in the past few years and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games is still emerging and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. The mobile market may not continue to grow at historic rates and consumers may not continue to use mobile-Internet enabled devices as a platform for games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity we could experience a decline in bookings and revenue. Any decline in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.

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
•

compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection (for example, the United Kingdom’s (the “U.K.”) Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed toward children 16 and under, which principles became effective in April 2014);

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

Competition in our industry is intense and there are low barriers to entry.*

Our industry is highly competitive and we expect more companies to enter the sector and a wider range of social games to be introduced. Our competitors that develop games for networks, on both web and mobile, vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts, Gameloft, GREE International, Glu Mobile, Activision Blizzard (the parent company of King Digital), Rovio, Supercell, Big Fish Games, GungHo Online Entertainment , Kabam Inc. and The Walt Disney Company. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent Holdings Limited in Asia, and high-profile companies with significant online presences that to date have not developed social games, such as Facebook, Apple, Alphabet. (the parent company of Google) and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates including for specific games for which we have recorded intangible assets.*

As of September 30, 2016, we had over $900 million of goodwill, intangible assets and other long-lived assets. Our February 2014 acquisition of NaturalMotion increased our reported goodwill and intangible assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2012, we made the decision to discontinue the development of certain games associated with technology and other intangible assets previously acquired from OMGPOP and we recorded an asset impairment charge of $95.5 million. In the third quarter of 2013 we recorded an intangible asset impairment charge of $10.2 million related to various prior acquisitions. In addition, in the third quarter of 2016, we recorded an intangible asset impairment charge of $18.2 million and $ 2.4 million related to Rising Tide and Zindagi, respectively. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The potential U.K. exit from the European Union as a result of the recent U.K. referendum could harm our business, financial condition or results of operations.*

On June 23, 2016, the U.K. affirmatively voted in a non-binding referendum advising for the exit of the U.K. from the European Union (commonly referred to as the “Brexit”). The referendum is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European

Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mr. Pincus, our Executive Chairman, beneficially owned approximately 66% of the total voting power of our outstanding capital stock as of September 30, 2016. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2015 and September 30, 2016, the stock price of our Class A common stock has ranged from $1.78 to $3.02. In addition to the factors discussed in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

In addition, in November 2016, a share repurchase program was authorized for up to $200 million of our outstanding Class A common stock that remains in effect through the end of October 2018. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the program or otherwise in the future.

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

Future sales or potential sales of our Class A common stock in the public market could cause our share price to decline.*

If the existing holders of our Class B common stock sell a large number of shares, they could adversely affect the market price for our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

ITEM 5. OTHER INFORMATION

Annual Meeting of Stockholders

On October 6, 2016, our board of directors determined that the Company’s 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) will be held on May 1, 2017, at 10:00 a.m. local time, at the Company’s headquarters at 699 8th Street, San Francisco, California. Because the date of the 2017 Annual Meeting is more than 30 days before June 9, 2017, the first anniversary of our 2016 Annual Meeting of Stockholders, we are informing stockholders of the change in accordance with Rule 14a-5(f) under the Exchange Act.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy materials for the 2017 Annual Meeting, we have set a new deadline for the receipt of such proposals in accordance with Rule 14a-8 under the Exchange Act. To be considered timely, a stockholders must submit its proposals, in writing, by December 30, 2016 to our Corporate Secretary at 699 8th

Street, San Francisco, California.  We have determined December 30, 2016 to be a reasonable time before we begin to print and mail our proxy materials. Stockholder proposals must also comply with all applicable requirements of Rule 14a-8.

Pursuant to the company’s Second Amended and Restated Bylaws (the “Bylaws”), the deadline for stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations is determined based on the date of the preceding year's annual meeting of Stockholders. Accordingly, to be considered timely, a stockholders must submit its proposals and nominations, in writing, to our Corporate Secretary at 699 8th Street, San Francisco, California no earlier than January 1, 2017 and no later than the close of business on January 31, 2017. Stockholders are advised to review the Bylaws, which contain additional requirements about stockholder proposals and director nominations.

Termination of Credit Agreement

On November 2, 2016, the Company voluntarily terminated its Amended and Restated Revolving Credit Agreement, dated as of June 20, 2013, as amended on July 1, 2015 (as amended, the “Credit Agreement”) among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.  Prior to its termination, the Credit Agreement provided the Company with a revolving line of credit which is described under the heading “Credit Facility” in Note 12.

The Credit Agreement was terminated because it no longer served the Company’s needs and allows the Company to save costs otherwise incurred in connection with maintaining the line of credit.

The pay-off amount in connection with the termination of the Credit Agreement was $0.1 million and primarily consisted of commitment fees.  As of November 2, 2016, no principal was outstanding under the revolving line of credit. The Company did not incur any early termination penalties in connection with the termination.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on November 4, 2016.

ZYNGA INC.
By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer and Principal Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/11/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1+	Offer Letter between Zynga Inc. and Matthew Bromberg	10-Q	001-35375	10.1	8/5/2016

10.2+	Offer Letter between Zynga Inc. and Gerard Griffin	8-K	001-35375	10.1	9/30/2016

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
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