Form 10-Q
period 2017-03-31
ZYNGA INC
filed 2017-05-05
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 14, 2017, there were 769,441,717 shares of the Registrant’s Class A common stock outstanding, 70,142,153 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements.  All statements, other than statements of historical fact, made in this Quarterly Report on Form 10-Q are forward looking.  Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. Forward-looking statements often include words such as “outlook,” “projected,” “intends,” “will,” “anticipate,” “believe,” “target,” “expect,” and statements in the future tense are generally forward-looking.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including those described in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and industry. New risks may also emerge from time to time. It is not possible for our management to predict all of the risks related to our business and operations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$720,437	$852,467
Accounts receivable, net of allowance of $0 at March 31, 2017 and December 31, 2016	86,224	77,260
Income tax receivable	276	296
Restricted cash	11,382	6,199
Prepaid expenses and other current assets	34,936	29,254
Total current assets	853,255	965,476
Goodwill	632,608	613,335
Other intangible assets, net	47,886	25,430
Property and equipment, net	268,884	269,439
Restricted cash	250	3,050
Prepaid expenses and other long-term assets	29,205	29,119
Total assets	$1,832,088	$1,905,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,803	$23,999
Income tax payable	3,141	1,889
Other current liabilities	68,979	75,754
Deferred revenue	155,102	141,998
Total current liabilities	241,025	243,640
Deferred revenue	128	158
Deferred tax liabilities	5,848	5,791
Other non-current liabilities	24,459	75,596
Total liabilities	271,460	325,185
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 862,213 shares (Class A, 771,535, Class B, 70,161 Class C, 20,517) as of March 31, 2017 and 886,850 (Class A, 770,269, Class B, 96,064, Class C, 20,517) as of December 31, 2016	3,373,988	3,349,714
Accumulated other comprehensive income (loss)	(123,190)	(128,694)
Accumulated deficit	(1,690,170)	(1,640,356)
Total stockholders’ equity	1,560,628	1,580,664
Total liabilities and stockholders’ equity	$1,832,088	$1,905,849

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Online game	$153,481	$137,057
Advertising and other	40,803	49,664
Total revenue	194,284	186,721
Costs and expenses:
Cost of revenue	64,877	57,139
Research and development	69,202	87,737
Sales and marketing	46,620	46,344
General and administrative	22,565	22,384
Total costs and expenses	203,264	213,604
Income (loss) from operations	(8,980)	(26,883)
Interest income	937	705
Other income (expense), net	1,436	2,100
Income (loss) before income taxes	(6,607)	(24,078)
Provision for (benefit from) income taxes	2,867	2,480
Net income (loss)	$(9,474)	$(26,558)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	875,712	871,093
Diluted	875,712	871,093

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(9,474)	$(26,558)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,481	(17,329)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	23	136
Other comprehensive income (loss):	5,504	(17,193)
Comprehensive income (loss):	$(3,970)	$(43,751)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income (loss)	$(9,474)	$(26,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,881	10,812
Stock-based expense	17,526	29,608
(Gain) loss from sales of investments, assets and other, net	38	11
Accretion and amortization on marketable securities	—	259
Change in deferred income taxes and other	1,075	1,422
Changes in operating assets and liabilities:
Accounts receivable, net	(8,964)	7,217
Income tax receivable	20	595
Other assets	(5,923)	(1,812)
Accounts payable	(8,802)	(12,818)
Deferred revenue	13,074	(5,096)
Income tax payable	1,252	—
Other liabilities	(13,422)	(6,945)
Net cash provided by (used in) operating activities	(4,719)	(3,305)
Investing activities:
Sales and maturities of marketable securities	—	118,900
Acquisition of property and equipment	(2,285)	(2,654)
Business acquisitions, net of cash acquired	(35,081)	(12,500)
Proceeds from sale of property and equipment	15	398
Other investing activities, net	(7,390)	—
Net cash provided by (used in) investing activities	(44,741)	104,144
Financing activities:
Taxes paid related to net share settlement of equity awards	(415)	(919)
Repurchases of common stock	(86,164)	(112,392)
Proceeds from employee stock purchase plan and exercise of stock options	3,152	2,476
Net cash provided by (used in) financing activities	(83,427)	(110,835)

Effect of exchange rate changes on cash and cash equivalents	857	(770)

Net increase (decrease) in cash and cash equivalents	(132,030)	(10,766)
Cash and cash equivalents, beginning of period	852,467	742,217
Cash and cash equivalents, end of period	$720,437	$731,451

See accompanying notes.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms such as iOS and Android and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, India and Europe.

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2017, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016, the interim consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

In the first quarter of 2017, there were no changes in our estimated average life of durable virtual goods or discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. In the first quarter of 2016, changes in our estimated average life of durable virtual goods for various games resulted in an increase in revenue and income from operations of $2.6 million, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $1.3 million of revenue and income from operations in the first quarter of 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates had a $0.01 per share impact on our reported earnings per share in the first quarter of 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance in “Revenue Recognition (Topic 605)” and is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either a full retrospective or modified retrospective (cumulative effect) transition method and we will apply the modified retrospective approach when we adopt the standard in the first quarter of 2018.

Based on our initial assessment, the impact of the application of the new standard will likely result in a change in timing of our revenue recognition for software licensing related to NaturalMotion technology, which is currently recognized as revenue over time, rather than at a point in time. Under the new standard, we will be required to estimate the standalone selling price of software licenses separate from any associated maintenance services and recognize revenue for the license when control is transferred. While software licensing related to NaturalMotion is not material to our revenue, this will likely result in an acceleration in revenue recognition compared to the current method. Another key change in the standard that impacts our revenue recognition relates to the explicit collectability threshold a contract must meet before revenue can be recognized. For certain advertising arrangements where we have assessed that collectability is not reasonably assured due to unfavorable payment terms or a history of slow collections, the current practice is to defer revenue recognition until payment is received. However, under the new standard, we will be required to make an assessment of collectability at the inception of the contract and if deemed probable for collection, recognize revenue as advertisements are delivered, which will result in an acceleration in revenue recognition compared to the current method. While we are still completing our assessment for the population of advertisers under consideration, we do not expect this change to have a material impact on our revenue. We are currently in the process of evaluating other possible impacts on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting”, which simplifies and improves several aspects of the accounting for employee share-based payment transactions for public entities. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows and provides the option to recognize share-based compensation expense with actual forfeitures recognized as they occur, rather than estimate expected forfeitures. We adopted the standard in the first quarter of 2017. Upon adoption, we recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $48.2 million to retained earnings (a reduction in the accumulated deficit). The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, our deferred tax asset would have increased by $97.3 million. We elected to apply the change in presentation of excess tax benefits as an operating activity in the statement of cash flow prospectively and thus no prior periods were adjusted. We also elected to account for forfeitures as they occur using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $3.9 million to retained earnings (an increase in the accumulated deficit).

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on specific issues related to how certain cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. We will adopt the standard in the first quarter of 2018 and are currently in the process of evaluating the impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU  2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows, with the objective of reducing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 31, 2017 and early adoption is permitted. We will adopt the standard in the first quarter of 2018 and are currently in the process of evaluating the impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. We will adopt the standard in the first quarter of 2018 and are currently in the process of evaluating the impact on our consolidated financial statements and related disclosures.

2. Fair Value Measurements

Our financial instruments consist of cash equivalents and accounts receivable. Accounts receivable, net is stated at its carrying value, which approximates fair value.

Cash equivalents, consisting of money market funds and corporate debt securities, are carried at fair value, which is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

Our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Zindagi Games, Inc. (“Zindagi”) and PuzzleSocial, Inc. (“PuzzleSocial”). The amounts payable are contingent upon the achievement of certain performance targets. We estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows and the risk-adjusted discount rate. Significant changes in actual and forecasted future cash flows may result in significant charges or benefits to our future operating expenses. We recorded the change in estimated fair value of the contingent consideration liabilities for our acquisitions as a net benefit of $0.1 million in the first quarter of 2017 within research and development expense in our consolidated statement of operations.

In the first quarter of 2016, we acquired Zindagi. Under the terms of the acquisition agreement, the contingent consideration of up to $60.0 million may be payable based on the achievement of certain future performance targets during the three year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. As of March 31, 2017, the current contingent consideration liability is $0.2 million. There was no change in the estimated fair value of the contingent consideration liability from December 31, 2016.

In the third quarter of 2016, we acquired PuzzleSocial. Under the terms of the acquisition agreement, the contingent consideration of up to $42.0 million may be payable based on the achievement of certain future performance targets during the two and a half year period following the acquisition date. We initially estimated the acquisition date fair value of the contingent consideration payable using discounted cash flow models, and applied a risk-adjusted discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. As of March 31, 2017, the current contingent consideration liability is $0.6 million, reflecting a $0.1 million decrease in the estimated fair value of the contingent consideration liability from December 31, 2016.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities among the three Levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$379,050	$—	$—	$379,050
Corporate debt securities (1)	—	201,083	—	201,083
Total	$379,050	$201,083	$—	$580,133
Liabilities:
Contingent consideration	$—	$—	$807	$807

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$439,330	$—	$—	$439,330
U.S. government and government agency debt securities	—	19,987	—	19,987
Corporate debt securities (1)	—	269,768	—	269,768
Total	$439,330	$289,755	$—	$729,085
Liabilities:
Contingent consideration	$—	$—	$901	$901

(1)	Includes amounts classified as cash and cash equivalents.

The following table presents the activity for the first quarter of 2017 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Zindagi	PuzzleSocial	Total
Contingent consideration – December 31, 2016	$180	$721	$901
Fair value adjustments	—	(94)	(94)
Contingent consideration – March 31, 2017	$180	$627	$807

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer equipment	$28,839	$27,046
Software	31,941	31,102
Land	89,130	89,130
Building	197,606	197,689
Furniture and fixtures	10,529	10,494
Leasehold improvements	8,355	8,071
	$366,400	$363,532
Less accumulated depreciation	(97,516)	(94,093)
Total property and equipment, net	$268,884	$269,439

4. Acquisitions

Acquisition of Solitaire Mobile Gaming Applications

On February 14, 2017, we purchased Solitaire mobile game applications from Harpan LLC (“Harpan”) and, in connection with the transaction, executed noncompetition agreements with the founders. We acquired these games to expand our card game portfolio. The total consideration paid to Harpan was approximately $42.5 million in cash, of which approximately $35.1 million was allocated to the business combination and the remaining $7.4 million was allocated to the noncompetition agreements with a useful life of 2 years. We refer to the Solitaire mobile games acquired from Harpan as our “Solitaire games”.

The following table summarizes the purchase date fair value of acquired net intangible assets from Harpan (in thousands, unaudited):

Total
Developed technology, useful life of 5 years	$20,471
Goodwill	14,610
Total	$35,081

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net intangible assets acquired and is primarily attributable to the expected synergies at the time of the acquisition.

The results of operations for Solitaire games have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations related to our acquisition have not been presented as they are not material to our consolidated statement of operations.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill from December 31, 2016 to March 31, 2017 are as follows (in thousands):

Goodwill – December 31, 2016	$613,335
Additions	14,610
Foreign currency translation and other adjustments (1)	4,663
Goodwill – March 31, 2017	$632,608

(1)	The increase is primarily related to cumulative translation gains (losses) on goodwill associated with the acquisition of NaturalMotion denominated in British Pounds.

The details of our acquisition-related intangible assets as of March 31, 2017 are as follows (in thousands):

	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$179,472	$(138,167)	$41,305
Trademarks, branding and domain names	16,290	(10,170)	6,120
Acquired lease intangibles	5,708	(5,247)	461
Total	$201,470	$(153,584)	$47,886

The details of our acquisition-related intangible assets as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$150,826	$(132,123)	$18,703
Trademarks, branding and domain names	16,290	(10,063)	6,227
Acquired lease intangibles	5,708	(5,208)	500
Total	$172,824	$(147,394)	$25,430

These assets include $6.1 million of indefinite-lived intangible assets. The remaining assets were, and continue to be, amortized on a straight-line basis.

As of March 31, 2017, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Quarter ending March 31:
2017	$10,778
2018	12,258
2019	7,525
2020	6,293
2021 and thereafter	4,912
Total	$41,766

6. Income Taxes

The expense from income taxes increased by $0.4 million in the first quarter of 2017 compared to the same period of the prior year. This increase was primarily attributable to an increase in foreign tax expense of $0.4 million related to a change in our jurisdictional mix of earnings.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued accounts payable	$25,170	$24,119
Accrued compensation liability	14,677	22,554
Accrued restructuring liability	4,083	4,987
Other current liabilities	25,049	24,094
Total other current liabilities	$68,979	$75,754

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Accrued restructuring liability represents amounts payable related to our restructuring plans. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits, vendor expenses and amounts held in escrow related to acquisitions.

8. Restructuring

During the second quarter of 2015, our Board of Directors authorized, and we implemented a restructuring plan, which included a reduction in work force as part of the overall plan to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring, we recorded a net benefit of $0.8 million in the first quarter of 2017, of which $0.9 million of benefit was classified as research in development within our consolidated statement of operations, offset by $0.1 million of expense classified as general and administrative within our consolidated statement of operations. As of March 31, 2017, the remaining liability related to the restructuring is $17.2 million and is expected to be paid out over the next 5.2 years.

The following table presents the restructuring plan activity for the first quarter of 2017 (in thousands):

Three Months Ended
March 31, 2017
Restructuring liability - beginning of period	$19,388
Restructuring expense and adjustments	(800)
Cash payments	(1,384)
Restructuring liability - end of period	$17,204

9. Stockholders’ Equity

We recorded stock-based expense related to grants of employee and consultant stock options, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$619	$649
Research and development	11,713	24,203
Sales and marketing	1,787	1,991
General and administrative	3,407	2,765
Total stock-based expense	$17,526	$29,608

The following table shows stock option activity for the first quarter of 2017 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2016	36,858	$2.08	$26,411	6.81
Granted	—	—
Forfeited and cancelled	(591)	3.74
Exercised	(957)	0.64
Balance as of March 31, 2017	35,310	$2.09	$30,240	6.47

The following table shows a summary of ZSU activity for the first quarter of 2017 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-	Aggregate
		Average Grant Date	Intrinsic Value of
	Shares	Fair Value	Unvested ZSUs
Unvested as of December 31, 2016	59,452	$2.66	$152,792
Granted	4,016	2.80
Vested	(4,236)	2.79
Forfeited and cancelled	(7,824)	2.45
Unvested as of March 31, 2017	51,408	$2.69	$146,513

The following table shows a summary of changes in accumulated other comprehensive income by component for the first quarter of 2017 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2016	$(128,671)	$(23)	$(128,694)
Other comprehensive income (loss) before reclassifications	5,481	23	5,504
Net current-period other comprehensive income (loss)	5,481	23	5,504
Balance as of March 31, 2017	$(123,190)	$—	$(123,190)

In November 2016, we announced that our Board Directors authorized a share repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In the first quarter of 2017, we repurchased 31.2 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.70 per share for a total of $84.5 million. As of March 31, 2017, in the aggregate, we repurchased 43.6 million shares under the 2016 Share Repurchase Program at an average price of $2.72 per share for a total of $118.7 million.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2017			2016
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(8,356)	$(896)	$(222)	$(22,471)	$(3,461)	$(626)
Weighted-average common shares outstanding	772,364	82,831	20,517	737,061	113,515	20,517
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)
DILUTED:
Net income (loss) attributable to common stockholders	$(8,356)	$(896)	$(222)	$(22,471)	$(3,461)	$(626)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(222)	—	—	(626)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(896)	—	—	(3,461)	—	—
Net income (loss) attributable to common stockholders-diluted	$(9,474)	$(896)	$(222)	$(26,558)	$(3,461)	$(626)
Weighted-average common shares outstanding-basic	772,364	82,831	20,517	737,061	113,515	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	82,831	—	—	113,515	—	—
Weighted-average common shares outstanding-diluted	875,712	82,831	20,517	871,093	113,515	20,517
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and employee stock purchase plan	35,905	22,985
Restricted shares	1,417	5,504
ZSUs	52,932	63,758
Total	90,254	92,247

11. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities. As of March 31, 2017, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
2017	$4,168
2018	4,421
2019	3,604
2020	1,933
2021	658
2022 and thereafter	33
$14,817
Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. As of March 31, 2017, future minimum guarantee royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
2017	19,555
2018	8,246
2019	7,783
2020	2,250
2021 and thereafter	8,169
$46,003

The amounts represented in the table above for marketing commitments reflect our minimum cash obligations for the respective calendar years based on contractual terms, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated statement of operations.

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and other services. As of March 31, 2017, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
2017	6,578
2018	3,072
2019	1,278
2020 and thereafter	285
$11,213

Legal Matters

Lee v. Pincus, et al.

On April 4, 2013, a purported class action captioned Lee v. Pincus, et al. was filed in the Court of Chancery of the State of Delaware against the Company, and certain of our current and former directors, officers, and executives. The complaint alleged that the defendants breached fiduciary duties in connection with the release of certain lock-up agreements entered into in connection with the Company’s initial public offering. The complaint further stated that “Zynga is named as a defendant herein solely because it is a party to agreements underlying and relating to the Secondary Offering.”  The plaintiff sought to represent a class of certain of the Company’s shareholders who were subject to the lock-up agreements and who were not permitted to sell shares in an April 2012 secondary offering. On January 17, 2014, the plaintiff filed an amended complaint. On March 6, 2014, the defendants filed motions to dismiss the amended complaint and a motion to stay discovery while the motions to dismiss were pending. On November 14, 2014, the court denied the motion to dismiss brought by the Company and the directors and granted the motion to dismiss brought by the underwriters who had been named as defendants.

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

Before the trial date, a mediation session was conducted on September 20, 2016 where the parties reached an agreement in principle to settle Lee v. Pincus, et al. as to all defendants for $10.0 million. The parties filed a stipulation of settlement with the court on December 15, 2016. On March 27, 2017, the Court approved the settlement and entered final judgment dismissing the action. The settlement was funded entirely by insurance and resulted in the dismissal of all claims against the defendants. Accordingly, and also because no claim for damages was asserted against the Company and the Company is not considered the obligor in the matter, and there was no impact to the Company’s financial statements.

Derivative Litigation

Since August 3, 2012, eight stockholder derivative lawsuits have been filed in State or Federal courts in California and Delaware purportedly on behalf of the Company against certain current and former directors and executive officers of the Company. The derivative plaintiffs allege that the defendants breached their fiduciary duties and violated California Corporations Code section 25402 in connection with our initial public offering in December 2011 and our secondary offering in April 2012 by allegedly making false or misleading statements regarding the Company’s business and financial projections.

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below. On May 2, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action (discussed below). At a status conference on March 8, 2017, the Court stayed the action until August 2, 2017, in light of the Company’s formation of a special litigation committee (discussed below).

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

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware captioned Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the court granted the Company’s motion to dismiss. On March 29, 2016, plaintiff filed a notice of appeal of the court’s order dismissing the action.  On December 5, 2016, the Delaware Supreme Court reversed the Court of Chancery’s dismissal and remanded the case for further proceedings. The parties have agreed to stay this action through June 30, 2017, in light of the Company’s formation of a special litigation committee (discussed below).

The derivative actions include claims for, among other things, unspecified damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the derivative plaintiffs, including attorneys’ fees. Because the derivative actions are in the early stages of the litigation process, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote, or to estimate the range of potential loss, if any.

As discussed above, on February 3, 2017, our Board of Directors established a special litigation committee (the “Special Litigation Committee”) currently consisting of Janice Roberts and Carol Mills to investigate the claims asserted against certain former and current officers and directors of the Company in the shareholder derivative suits described above (collectively, the “Derivative

Litigation”). The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Derivative Litigation. The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss or consensually resolve the claims asserted in the Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by our Board of Directors and in all respects shall be binding upon the Company.

Mayer et al. v. Zynga

On March 31, 2017, Umrao Mayer, George Simmons, Zindagi, and Cam Tech Building, LLC initiated an arbitration with JAMS against the Company.  In its Statement of Claims, the claimants assert five claims for relief, including Breach of Contracts, Breach of the Implied Covenant of Good Faith and Fair Dealing, Estoppel, Conversion, and Declaratory Relief with Respect to Unlawful Non-Competition and Non-Solicitation Agreements.  The primary allegations made by the claimants are that the Company breached an Asset Purchase Agreement dated December 30, 2015 (the “Zindagi Acquisition Agreement”) by failing to provide the claimants an opportunity to achieve an earnout payment, is unlawfully withholding an escrow payment due under the Zindagi Acquisition Agreement, improperly terminated Messrs. Mayer and Simmons on November 29, 2016, breached a lease agreement, and required Messrs. Mayer and Simmons to enter into unlawful employment agreements.  The claimants assert that they are entitled to compensatory damages in excess of $60 million, the release of $875,000 plus interest being held in escrow, exemplary damages, damages for the remaining lease payments, declaratory relief, and attorneys’ fees and costs.  On May 1, 2017, the Company filed its response, including a general denial of the allegations and a counterclaim for $2.5 million due to the termination of Messrs. Mayer and Simmons for “Cause” under the Zindagi Acquisition Agreement.  The Company is also seeking its attorneys’ fees and costs.  While there can be no assurance of favorable outcomes, the Company believes it has a meritorious counterclaim and defenses and will vigorously defend this action, and, accordingly, believes a loss, while possible, is not probable for this action.

Other

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

12. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended
	March 31,
	2017	2016
United States	$128,205	$125,636
All other countries (1)	66,079	61,085
Total revenue	$194,284	$186,721

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	March 31,	December 31,
	2017	2016
United States	$266,247	$267,324
All other countries	2,637	2,115
Total property and equipment, net	$268,884	$269,439

13. Subsequent Events

Share Repurchase Program

From April 1, 2017 to May 2, 2017, we repurchased 3.0 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.79 per share for a total of $8.4 million.

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

Overview

We are a leading provider of social game services with approximately 72 million average MAUs in the first quarter of 2017. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

Our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the first quarter of 2017, we estimate that 50%, 31% and 15% of our revenue and 51%, 32% and 13% of our bookings were generated from Apple, Google and Facebook, respectively, while in the first quarter of 2016, we estimate that 43%, 27% and 25% of revenue and 44%, 30% and 21% of our bookings were generated from Apple, Google and Facebook, respectively. We estimate this information because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Measures and Metrics

We regularly review a number of measures and metrics, including the following key financial measures and operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Non-GAAP Financial Measures

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized during the period plus the change in deferred revenue during the period. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed. Advertising sales which consist of certain branded virtual goods and sponsorships are also deferred and recognized over the estimated average life of the branded virtual good, similar to online game revenue. Bookings is a fundamental top-line measure we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation of Revenue to Bookings:
Revenue	$194,284	$186,721
Change in deferred revenue	13,074	(5,096)
Bookings	$207,358	$181,625

Limitations of Bookings

Key limitations of bookings are:

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the first quarter of 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(users and payers in millions)
Average DAUs	21	19
Average MAUs	72	68
Average MUUs (1)	56	56
Average MUPs (1)	1.3	1.0
ABPU	$0.107	$0.103

(1)

For the first quarter of 2017, MUUs and MUPs exclude Vegas Diamond Slots, Daily Celebrity Crossword and our Solitaire games. For the first quarter of 2016, MUUs and MUPs exclude Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen. These games are excluded to avoid potential double counting of MUUs and MUPs as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs, MAUs and MUPs increased in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to the contribution from new games, primarily CSR Racing 2 and Wizard of Oz: Magic Match (both launched in the second quarter of 2016), in addition to strong performance from Zynga Poker. Average DAUs and MAUs in the first quarter of 2017 also included the contribution from our Solitaire games, which were acquired from Harpan in February 2017. Average MUUs were flat when comparing the first quarter of 2017 to the first quarter of 2016. ABPU also increased in the first quarter of 2017 as compared to the first quarter of 2016 due to bookings increasing faster than average DAUs.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Average monthly unique payer bookings (in thousands) (1)	$54,460	$49,711	$48,303	$39,531	$41,742
Average MUPs (in millions) (2)	1.3	1.2	1.3	0.9	1.0
Monthly unique payer bookings per MUP (3)	$42	$41	$37	$43	$44

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising. For the first quarter of 2017, bookings from Vegas Diamond Slots, Daily Celebrity Crossword and our Solitaire games are excluded. For the third and fourth quarters of 2016, bookings from Vegas Diamond Slots and Daily Celebrity Crossword are excluded. For the first and second quarters of 2016, bookings from Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen are excluded.

(2)

For the first quarter of 2017, MUPs exclude Vegas Diamond Slots, Daily Celebrity Crossword and our Solitaire games. For the third and fourth quarters of 2016, MUPs exclude Daily Celebrity Crossword and Vegas Diamond Slots. For the first and second quarters of 2016, MUPs exclude Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings increased in the first quarter of 2017 from the fourth quarter of 2016 primarily due to the bookings contribution from new games, namely Dawn of Titans (launched in December 2016), in addition to bookings growth from existing games, primarily Zynga Poker and Wizard of Oz: Magic Match. Average monthly unique payer bookings increased in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to the bookings contribution from new games launched in 2016, primarily CSR Racing 2, Wizard of Oz: Magic Match and Dawn of Titans, in addition to bookings growth from existing games, primarily Zynga Poker. Monthly unique payer bookings per MUP increased to $42 in the first quarter of 2017 from the fourth quarter of 2016 due to monthly unique payer bookings increasing faster than average MUPs, while monthly unique payer bookings per MUP decreased as compared to the first quarter of 2016 due to average MUPs increasing faster than monthly unique payer bookings.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Recent Developments

•

Acquisition of Solitaire Mobile Gaming Applications. In the first quarter of 2017, we purchased Solitaire games from Harpan for approximately $42.5 million in cash, of which $35.1 million was allocated to the business combination and the remaining $7.4 million was allocated to the noncompetition agreements.

•	Game Launches. In March 2017, we launched Boggle With Friends worldwide for mobile and web platforms.
•

Share Repurchase Program. In November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock. In the first quarter of 2017, we repurchased 31.2 million shares of our Class A common stock at a weighted average price of $2.70 per share for a total of $84.5 million.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue by type:
Online game	$153,481	$137,057	12%
Advertising and other	40,803	49,664	(18)%
Total revenue	$194,284	$186,721	4%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total revenue increased $7.6 million in the first quarter of 2017, as compared to the same period of the prior year, while bookings increased $25.7 million in the first quarter of 2017, as compared to the same period of the prior year. Average DAUs increased from 19 million in the first quarter of 2016 to 21 million in the first quarter of 2017, ABPU increased from $0.103 in the first quarter of 2016 to $0.107 in the first quarter of 2017 and average MUPs increased from 1.0 million in the first quarter of 2016 to 1.3 million in the first quarter of 2017.

Online game revenue increased $16.4 million in the first quarter of 2017 as compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CSR Racing 2, Zynga Poker, Willy Wonka and the Chocolate Factory Slots and FarmVille: Tropic Escape in the amounts of $19.6 million, $9.2 million, $6.8 million and $4.4 million, respectively. Online game revenue increased for Zynga Poker due to growth in bookings and audience metrics in this game, while online game revenue increased for Willy Wonka and the Chocolate Factory Slots, CSR Racing 2 and FarmVille: Tropic Escape as these games were launched in March 2016, June 2016 and August 2016, respectively. The overall increase in online game revenue was offset by decreases in online game revenue from Empires and Allies 2, Wizard of Oz Slots and FarmVille 2 in the amounts of $8.9 million, $6.7 million and $6.2 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the net decrease of $1.8 million.

International revenue as a percentage of total revenue was 34% in the first quarter of 2017 and 33% in the first quarter of 2016.

In the first quarter of 2017, Zynga Poker, CSR Racing 2 and Hit It Rich! Slots were our top revenue-generating games and comprised 23%, 13% and 10%, respectively, of our online game revenue for the period. In the first quarter of 2016, Zynga Poker, Hit It Rich! Slots, Wizard of Oz Slots and FarmVille 2 were our top revenue-generating games and comprised 19%, 15%, 15% and 14%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 48% of online game revenue in the first quarter of 2017 and 50% of online game revenue in the first quarter of 2016. Durable virtual goods accounted for 52% of online game revenue in the first quarter of 2017 and 50% of online game revenue in the first quarter of 2016. The estimated weighted average life of durable virtual goods was 9 months in the first quarter of 2017 and the first quarter of 2016.

Advertising and other revenue decreased $8.9 million in the first quarter of 2017 as compared to the same period of the prior year primarily due to a $8.7 million decrease in in-game display ads. The decrease in in-game display ads was attributed to a lower return on our advertisements as our effective cost per thousand impressions (“eCPM”) declined from the prior year due to a shift in our advertising product mixture. The decrease in advertising and other revenue was also attributed to a $0.4 million decrease in in-game offers, engagement ads and other advertising revenue, offset by a $0.3 million increase in licensing revenue.

Cost of revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$64,877	$57,139	14%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Cost of revenue increased $7.8 million in the first quarter of 2017 as compared to the same period of the prior year. The increase was primarily attributable to a $12.0 million increase in payment processing fees from bookings generated from mobile payment processors, offset by a $2.9 million decrease in amortization expense due to the impairment of intangible assets recorded in the third quarter of 2016 and a $2.3 million decrease in hosting costs due to data center migration.

Research and development

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Research and development	$69,202	$87,737	(21)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Research and development expenses decreased $18.5 million in the first quarter of 2017 as compared to the same period of the prior year. The decrease was primarily attributable to a $12.5 million decrease in stock-based expense, a $3.3 million decrease in third party consulting expense and $2.0 million of expense recorded in the first quarter of 2016 to reflect the change in estimated fair value of the contingent consideration liability for Rising Tide.

Sales and marketing

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Sales and marketing	$46,620	$46,344	1%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Sales and marketing expenses increased $0.3 million in the first quarter of 2017 as compared to the same period of the prior year. The increase was primarily attributable to a $1.0 million increase in headcount-related expense, offset by a $1.7 million decrease in player acquisition costs for mobile titles, primarily Wizard of Oz Slots. The remaining $1.0 million net increase was attributed to insignificant changes in other sales and marketing related expenses.

General and administrative

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
General and administrative	$22,565	$22,384	1%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

General and administrative expenses increased $0.2 million in the first quarter of 2017 as compared to the same period of the prior year. The increase was primarily attributable to a $0.8 million increase in third party consulting and legal expenses and a $0.6 million increase in stock-based expense, offset by $1.0 million of lower allocated facilities and overhead costs.

Other income (expense), net

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Other income (expense), net	$1,436	$2,100	NM

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Other income (expense), net decreased by $0.6 million in the first quarter of 2017 as compared to the same period of the prior year. The decrease was primarily attributable to a $0.8 million decrease in sublease rental income and sublease expense.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$2,867	$2,480	NM

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The expense from income taxes increased by $0.4 million in the first quarter of 2017 as compared to the same period of the prior year. This increase was primarily attributable to an increase in foreign tax expense of $0.4 million related to a change in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(2,285)	$(2,654)
Depreciation and amortization	8,881	10,812
Cash flows provided by (used in) operating activities	(4,719)	(3,305)
Cash flows provided by (used in) investing activities	(44,741)	104,144
Cash flows provided by (used in) financing activities	(83,427)	(110,835)

Our principal liquidity requirements are our lease, licensing, and marketing commitments, capital expenditure needs, including strategic purchases and acquisitions, and any share repurchase activity we choose to effect, such as the 2016 Share Repurchase Program. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be sure that these sources will be sufficient to finance our operations and our share repurchase activity, and we may seek additional financing in the future. As of March 31, 2017, we had cash and cash equivalents of approximately $720.4 million, which consisted of cash, money market funds and corporate debt securities.

In November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock. In the first quarter of 2017, we repurchased 31.2 million shares of our Class A common stock at a weighted average price of $2.70 per share for a total of $84.5 million.

Operating Activities

After our net loss of $9.5 million is adjusted to exclude non-cash items, operating activities used $4.7 million of cash during the first quarter of 2017. Significant non-cash items included stock-based expense of $17.5 million and depreciation and amortization of $8.9 million. Changes in our operating assets and liabilities declined $22.8 million in the first quarter of 2017, primarily due to changes in other liabilities, accounts receivable and accounts payable of $13.4 million, $9.0 million and $8.8 million, respectively, offset by a change in deferred revenue of $13.1 million.

Investing Activities

Investing activities used $44.7 million during the first quarter of 2017. The primary outflow of cash associated with investing activities was the acquisition of Solitaire mobile game applications from Harpan in the first quarter of 2017 for approximately $42.5 million, of which approximately $35.1 million was allocated to the business combination and $7.4 million was allocated to the non-competition agreements in other investing activities.

Financing Activities

Financing activities used $83.4 million during the first quarter of 2017. The primary outflow of cash associated with financing activities was $86.2 million of repurchases of Class A common stock in the first quarter of 2017, of which $2.3 million of share repurchases were recorded in other current liabilities and will be paid in the second quarter of 2017.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements in the first quarter of 2017 or in any prior periods as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

	Total	2017	2018-2019	2020-2021	2022 and thereafter
Lease commitments	$14,817	$4,168	$8,025	$2,591	$33
Licensor commitments	36,688	19,555	15,133	2,000	—
Marketing commitments (1)	9,315	—	896	8,419	—
Other purchase commitments	11,213	6,578	4,350	285	—
Total contractual obligations	$72,033	$30,301	$28,404	$13,295	$33

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

Acquisition Consideration Commitments

Under the terms of the acquisition agreements with Zindagi and PuzzleSocial, the maximum amount of additional consideration that could be payable by us is $60.0 million and $42.0 million, respectively. The amounts payable are contingent upon the achievement of certain performance targets. As of March 31, 2017, the contingent consideration liability is $0.2 million for Zindagi and $0.6 million for PuzzleSocial.

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and services and licensed intellectual property.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2016. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations
•	Goodwill and indefinite-lived intangible assets
•	Impairment of long-lived assets
•	Licenses and royalties

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 for a more complete discussion of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first quarter of 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 11 —“Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2016.

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

We have a relatively short history in developing and launching mobile games. As a result, we may have difficulty predicting the development schedule of a new game and forecasting bookings for a game. If new content launches are delayed and we are unable to monetize mobile games in the manner that we forecast, our ability to grow revenue and our financial performance will be negatively impacted.

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

Our industry is intensely competitive. If consumers prefer our competitors’ products or services over our own, our operating results could suffer.*

Competition in the gaming industry, especially the mobile gaming segment, is intense. Many new games are introduced in each major industry segment (mobile, web, and PC free-to-download), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Electronic Arts (EA Mobile), Activision Blizzard (the parent company of King Digital), Vivendi (the parent company of Gameloft), Glu Mobile, Netmarble (the parent company of Kabam), Jam City, Machine Zone, Pocket Gems, Rovio, Supercell, Playtika, DoubleU (the parent company of DoubleDown, pending completion of acquisition) and SG Interactive. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent and Giant Interactive in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain. We expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the first quarter of 2017, we had approximately 1.3 million MUPs (excluding payers of Vegas Diamond Slots, Daily Celebrity Crossword and our Solitaire games), who represent approximately 2% of our total players during the same period. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business depends on our players and our player’s level of engagement is critical to our success. We lose players in the ordinary course of business. Average DAU increased 8% from 19 million in the first quarter of 2016 to 21 million in the first quarter of 2017. Our financial performance will continue to be significantly impacted if we continue to lose users. If we fail to sustain the number of our paying players, if the rates at which we attract and retain players declines or if the average amount our players pay declines, our business will continue to decline and our financial results will suffer.

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the first quarter of 2017, we derived 50% of our revenue and 51% of our bookings from Apple, 31% of our revenue and 32% of our bookings from Google and 15% of our revenue and 13% of our bookings from Facebook.

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For example, in the third quarter of 2016, we recorded an intangible asset impairment charge of $18.2 million and $2.4 million related to Rising Tide Games, Inc. and Zindagi, Inc., respectively. For more information, see Note 5 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included herein.

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

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.*

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to fill our advertising space.  If direct advertising relationships change or competitors’ advertising efforts change these third parties’ fill rates of available advertising inventory, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could cause our business, financial condition, or results of operations to suffer. Finally, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter, and conversely significantly increases our potential marketing expenses in the fourth quarter.

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $226 million in 2014, a net loss of $122 million in 2015 and a net loss of $108 million in 2016. As of March 31, 2017, we had an accumulated deficit of $1.7 billion.

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

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.*

The numbers of our DAUs, MAUs, MUUs, MUPs, and ABPU are calculated using metrics tracked by our internal analytics systems based on tracking activity of user accounts.  The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and factors relating to user activity and systems may impact these numbers.  The calculation of these metrics and examples of how user activity and our systems may impact the calculation of the metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics.”

As we transition our business to increasingly focus on mobile games, there is more likelihood of difficulty calculating these metrics. As described under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics,” we updated our calculation of these metrics to take into account our business’s transition to mobile in 2016 and we rely on the veracity of data provided by individuals and reported by third parties to calculate our metrics and eliminate duplication of data. The recent update to our calculation methodology resulted in a reduction in our as reported DAUs, MAUs, MUUs, MUPs and ABPU for 2014 and 2015.  These metrics are disclosed under the heading titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics.”

For purposes of calculating MUUs and MUPs, for certain periods, we are unable to distinguish whether players of certain games are also players of the Company’s other games for those periods. As a result of this, we exclude players of these games from our calculation of MUUs and MUPs for those periods to avoid potential double counting.

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

If we fail to effectively manage our human resources, our business, financial condition, results of operations or reputation may suffer.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We saw significant turnover in our management team in 2016, including the appointment of Frank Gibeau as our Chief Executive Officer, the appointment of Mark Pincus as our Executive Chairman and the addition of a new Chief Financial Officer, new Chief Operating Officer, and new President of Publishing.  Mr. Pincus and Mr. Gibeau are both critical to our vision, strategic direction, culture, products and technology and the continued retention of the remaining senior management team is important to our continued development. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for member of our senior management team. The loss of any member of our senior management team could harm our business, financial condition, results of operations or reputation.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2017, approximately 28% of our employees had been with us for less than one year and approximately 48% for less than two years.

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

Security breaches, computer viruses and computer hacking attacks could harm our business, financial condition, results of operations or reputation.*

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time, including denial-of-service attacks. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers.

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google. Many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Security breaches of our systems or the systems of third-parties on whom we rely could compel us to comply with various breach notification laws and otherwise expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or our advertisers’ data.

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

We pursue the registration of our copyrights, trademarks, service marks, domain names, and patents in the U.S. and in certain locations outside the U.S. This process can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in every location depending on the nature of the project to which the intellectual property rights pertain. We may, over time, increase our investments in protecting our creative works through increased copyright filings and our brands through increased trademark and other filings. Likewise, we may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced or licensed. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, which could be detrimental to investors, and may also affect patent litigation. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, financial condition or results of operations.

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

We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection and protection of minors and these laws and regulations are continually evolving.  Our actual or perceived failure to comply with these laws and regulations could harm our business.*

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.

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

All of our games are subject to our privacy policy and our terms of service located on our corporate website.  We generally comply with industry standards and are subject to the terms of our privacy-related obligations to players and third parties. We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  For example, foreign laws and regulations are often more restrictive than those in the U.S.  In particular, the European Union and its member states traditionally have taken broader views regarding what data types are subject to data protection, and have imposed legal obligations on companies in this regard.  It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or difficult for us to do so.  Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with, such as players, vendors or developers, violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition or results of operations.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social games, and, if so, what this regulation should include. If new social casino regulations are imposed, certain of (or all of) our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our social casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, financial condition or results of operations.

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

Our international operations are subject to increased challenges and risks.*

Continuing to expand our business to attract players in countries other than the U.S. is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We have a limited operating history as a company outside of the U.S. We expect to continue to expand our international operations in the future by expanding our offerings in new languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. For example, we closed our office in Beijing, China because its game launches and product localization initiatives did not meet expectations. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	inability to offer certain games in certain foreign countries;
•	recruiting and retaining talented and capable management and employees in foreign countries;
•	challenges caused by distance, language and cultural differences;
•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;
•	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;
•	utilizing, protecting, defending and enforcing our intellectual property rights;
•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;
•	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects us from fraud;
•

compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading issued new principles in January 2014 relating to in-app purchases in free-to-play games that are directed toward children 16 and under, which principles became effective in April 2014);

•	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations;
•	protectionist laws and business practices that favor local businesses in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•	political, economic and social instability;

•	higher costs associated with doing business internationally;
•	export or import regulations; and
•	trade and tariff restrictions.

If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition or results of operations.

The vote by the United Kingdom to exit from the European Union could harm our business, financial condition or results of operations.*

On March 29, 2017, the United Kingdom triggered Article 50 of the Treaty on European Union by notifying the European Council of its intention to withdraw from the European Union (commonly referred to as the “Brexit”). Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

The announcement of Brexit caused (and the actual exit of the United Kingdom from the European Union is expected to cause future) significant volatility in global stock markets, which could cause our stock price to be subject to wide fluctuations, and significant fluctuations in foreign currency exchange rates, which will affect our financial results as we report in U.S. dollars and may affect our ability to attract and retain employees in the United Kingdom. The announcement of Brexit also created (and the actual exit of the United Kingdom from the European Union may create future) global economic uncertainty, which may cause our players to reduce the amount of money they spend on our games.  The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our and NaturalMotion’s relationships with existing and future players, suppliers and employees.  Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorates including for specific games for which we have recorded intangible assets.*

As of March 31, 2017, we had over $900 million of goodwill, intangible assets and other long-lived assets. If our market capitalization declines below our net asset value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For example, in the third quarter of 2016, we recorded an intangible asset impairment charge of $18.2 million and $2.4 million related to Rising Tide and Zindagi, respectively. For more information, see Note 5 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included herein.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mr. Pincus, our Executive Chairman, beneficially owned approximately 70% of the total voting power of our outstanding capital stock as of March 31, 2017. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile*.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2016 and March 31, 2017, the stock price of our Class A common stock ranged from $2.18 to $3.08. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock that remains in effect through the end of October 2018. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2016 Share Repurchase Program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2016 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the 2016 Share Repurchase Program or otherwise in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the first quarter of 2017, which were all made pursuant to the 2016 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Purchased Under the Program
January 1 - January 31, 2017	5,908,849	$2.58	5,908,849	$150,589,621
February 1 - February 28, 2017	12,932,742	$2.69	12,932,742	$115,776,942
March 1 - March 31, 2017	12,395,567	$2.78	12,395,567	$81,278,550
Total	31,237,158	$2.71	31,237,158

ITEM 5. OTHER INFORMATION

Appointment of Chief Accounting Officer

On May 3, 2017, the Company appointed Jeff Buckley, the Company’s Vice President, Finance & Corporate Controller, as Chief Accounting Officer.

There are no arrangements or understandings between Mr. Buckley and any other persons pursuant to which he was selected as Chief Accounting Officer. There are also no family relationships between Mr. Buckley and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Biography.  Mr. Buckley has spent more than six years at the Company in various roles across the Company’s accounting and finance organization. Most recently, from January 2016 until his appointment as Chief Accounting Officer, Mr. Buckley served as the Company’s Vice President, Finance & Corporate Controller, where he helped lead the Company’s accounting, tax, and treasury functions. Before that, from October 2014 to December 2015, Mr. Buckley served as the Company’s International Controller, based out of the Company’s offices in the U.K. In that role, Mr. Buckley oversaw the Company’s international accounting teams and served as one of the lead finance partners on the Company’s integration of NaturalMotion. Before serving as International Controller, Mr.

Buckley was the Assistant Corporate Controller from December 2013 to October 2014, a Senior Accounting Manager from November 2012 to December 2013, an Accounting Manager from December 2011 to November 2012, and a Senior Staff Accountant from January 2011 to December 2011. Prior to joining the Company in 2011, Mr. Buckley worked in the external financial reporting group at Yahoo! and the audit practice of Ernst & Young LLP in Palo Alto, CA.

Mr. Buckley received a B.S. in Business with an emphasis in Accounting from Santa Clara University, and is a Certified Public Accountant in the state of California.

Promotion Letter.  In connection with the appointment of Mr. Buckley to serve as the Company’s Chief Accounting Officer, the Company entered into a promotion letter with Mr. Buckley relating to his employment with the Company as the Chief Accounting Officer (the “Promotion Letter”).  The following description of the Promotion Letter is qualified in its entirety by reference to the full text of the Promotion Letter, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Employment Term.  Mr. Buckley’s employment is on an at-will basis and is not for a specified term.

Base Salary and Bonus. Mr. Buckley will receive an annual base salary of $275,000. In addition, Mr. Buckley will be eligible to participate in the Company’s performance bonus plan for similarly situated executive officers. For 2017, Mr. Buckley’s target bonus is 35% of his annual base salary.

New Equity Awards.  Pursuant to the Promotion Letter, Mr. Buckley is entitled to (i) a grant of 300,000 ZSUs, and (ii) a grant of stock options to purchase 100,000 shares of the Company’s Class A common stock (the “Options” and together with the ZSUs, the “New Equity Awards”).  The New Equity Awards will be granted on May 15, 2017. Subject to Mr. Buckley’s continued service with the Company, each of the New Equity Awards will vest over four years, with the first 25% vesting on May 15, 2018 and an additional 6.25% vesting every three months thereafter. The Options will have an exercise price equal to the closing price of the Company’s Class A common stock on May 15, 2017.

Current Equity Awards.  Mr. Buckley’s outstanding ZSU and stock option grants as of the date hereof are as follows:

Grant Date	ZSUs Granted	ZSUs Unvested	Vesting Schedule
12/15/2015	100,000	37,500	Vests quarterly in equal installments over 2 years
6/15/2015	20,000	10,000	Vests annually in equal installments over 2 years
9/15/2014	25,000	7,813	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
6/13/2014	20,000	6,250	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
3/14/2014	10,000	2,500	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
12/13/2013	10,000	1,875	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
8/15/2013	41,000	2,562	Vests 25% after 1 year, then quarterly in equal installments over next 3 years

Grant Date	Options Granted	Options Unvested	Exercise Price	Vesting Schedule
8/31/2012	1,000	0	$2.80	Fully vested

Other Benefits. Mr. Buckley will be eligible to participate in the health insurance and benefit programs generally available to the Company’s senior executives. Mr. Buckley’s bonuses and equity grants will be subject to the Company’s executive compensation recoupment policies as in effect from time to time.

Indemnification Agreement.  In accordance with the Company’s customary practice, the Company will enter into an indemnification agreement with Mr. Buckley, which requires the Company to indemnify him against certain liabilities that may arise in connection with his status or service as an officer. The foregoing description is qualified in its entirety by the full text of the form of indemnification agreement, which was filed with the SEC as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 17, 2011, and is incorporated herein by reference.

Effective upon Mr. Buckley’s appointment as the Chief Accounting Officer, Ger Griffin will no longer be the Chief Accounting Officer of the Company but will remain the Company’s Chief Financial Officer.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 5, 2017.

ZYNGA INC.
By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer (On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1+	Zynga Inc. Non-Employee Director Compensation Policy					X

10.2+	Promotion Letter between Zynga Inc. and Jeffrey Buckley					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

•

The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or any other filing under the Exchange Act, except as expressly set forth by specific reference in such a filing.