Form 10-Q
period 2017-06-30
ZYNGA INC
filed 2017-08-04
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 15, 2017, there were 776,684,172 shares of the Registrant’s Class A common stock outstanding, 68,259,136 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$738,975	$852,467
Accounts receivable, net of allowance of $0 at June 30, 2017 and December 31, 2016	85,228	77,260
Income tax receivable	249	296
Restricted cash	11,182	6,199
Prepaid expenses and other current assets	28,078	29,254
Total current assets	863,712	965,476
Goodwill	642,681	613,335
Other intangible assets, net	43,896	25,430
Property and equipment, net	267,453	269,439
Restricted cash	250	3,050
Prepaid expenses and other long-term assets	39,401	29,119
Total assets	$1,857,393	$1,905,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,264	$23,999
Income tax payable	4,638	1,889
Other current liabilities	76,935	75,754
Deferred revenue	155,085	141,998
Total current liabilities	250,922	243,640
Deferred revenue	92	158
Deferred tax liabilities	6,259	5,791
Other non-current liabilities	23,213	75,596
Total liabilities	280,486	325,185
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 865,461 shares (Class A, 776,685, Class B, 68,259 Class C, 20,517) as of June 30, 2017 and 886,850 (Class A, 770,269, Class B, 96,064, Class C, 20,517) as of December 31, 2016	3,390,996	3,349,714
Accumulated other comprehensive income (loss)	(111,686)	(128,694)
Accumulated deficit	(1,702,403)	(1,640,356)
Total stockholders’ equity	1,576,907	1,580,664
Total liabilities and stockholders’ equity	$1,857,393	$1,905,849

See accompanying notes.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Online game	$163,745	$135,823	$317,226	$272,880
Advertising and other	45,486	45,912	86,289	95,576
Total revenue	209,231	181,735	403,515	368,456
Costs and expenses:
Cost of revenue	64,172	56,103	129,049	113,242
Research and development	64,615	66,233	133,817	153,970
Sales and marketing	51,201	40,631	97,821	86,975
General and administrative	23,551	25,374	46,116	47,758
Total costs and expenses	203,539	188,341	406,803	401,945
Income (loss) from operations	5,692	(6,606)	(3,288)	(33,489)
Interest income	1,109	761	2,046	1,466
Other income (expense), net	1,614	1,905	3,050	4,005
Income (loss) before income taxes	8,415	(3,940)	1,808	(28,018)
Provision for (benefit from) income taxes	3,322	506	6,189	2,986
Net income (loss)	$5,093	$(4,446)	$(4,381)	$(31,004)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.01)	$(0.01)	$(0.04)
Diluted	$0.01	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	863,125	873,393	869,025	872,243
Diluted	887,991	873,393	869,025	872,243

See accompanying notes.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$5,093	$(4,446)	$(4,381)	$(31,004)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	11,508	(30,931)	16,989	(48,260)
Net change on unrealized gains (losses) on available-for-sale investments, net of tax	(4)	(6)	19	130
Other comprehensive income (loss), net of tax	11,504	(30,937)	17,008	(48,130)
Comprehensive income (loss):	$16,597	$(35,383)	$12,627	$(79,134)

See accompanying notes.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,381)	$(31,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,279	21,647
Stock-based compensation expense	33,758	56,507
(Gain) loss from sales of investments, assets and other, net	(184)	242
Accretion and amortization on marketable securities	—	311
Change in deferred income taxes and other	2,268	1,570
Changes in operating assets and liabilities:
Accounts receivable, net	(7,968)	14,536
Income tax receivable	47	772
Other assets	(2,641)	(4,442)
Accounts payable	(8,341)	(14,316)
Deferred revenue	13,021	(12,178)
Income tax payable	2,749	—
Other liabilities	(11,496)	(22,404)
Net cash provided by (used in) operating activities	33,111	11,241
Cash flows from investing activities:
Sales and maturities of marketable securities	—	204,802
Acquisition of property and equipment	(4,141)	(3,947)
Business acquisitions, net of cash acquired	(35,081)	(14,220)
Proceeds from sale of property and equipment	148	1,577
Other investing activities, net	(7,225)	—
Net cash provided by (used in) investing activities	(46,299)	188,212
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(9,423)	(1,665)
Repurchases of common stock	(96,924)	(112,392)
Proceeds from issuance of common stock	4,017	2,885
Net cash provided by (used in) financing activities	(102,330)	(111,172)

Effect of exchange rate changes on cash and cash equivalents	2,026	(2,110)

Net increase (decrease) in cash and cash equivalents	(113,492)	86,171
Cash and cash equivalents, beginning of period	852,467	742,217
Cash and cash equivalents, end of period	$738,975	$828,388

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2017, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, the interim consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and the related footnote disclosures are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives of virtual goods that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based compensation expense and evaluation of goodwill, intangible assets, and long-lived assets for impairment. Actual results could differ materially from those estimates.

There were no changes in our estimated average life of durable virtual goods or discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods in the three and six months ended June 30, 2017. Changes in our estimated average life of durable goods resulted in an increase in revenue and income from operations of $1.9 million during the three months ended June 30, 2016 and $2.2 million during the six months ended June 30, 2016, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $2.3 million during the three months ended June 30, 2016 and $3.6 million during the six months ended June 30, 2016 of revenue and income from operations, due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates did not impact our reported earnings per share for the three months ended June 30, 2016 and had a $0.01 per share impact on our reported earnings per share in the six months ended June 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 supersedes the existing revenue recognition guidance and is effective for interim and annual reporting periods beginning after December 15, 2017. The standard permits the use of either a full retrospective or modified retrospective (cumulative effect) transition method. We will apply the modified retrospective approach when we adopt the standard in the first quarter of 2018.

Based on our initial assessment, a key change in the standard that impacts our revenue recognition relates to the explicit collectability threshold a contract must meet before revenue can be recognized. For certain advertising arrangements where we have assessed that collectability is not reasonably assured due to unfavorable payment terms or a history of slow collections, the current practice is to defer revenue recognition until payment is received. However, under the new standard, we will be required to make an assessment of collectability at the inception of the contract and if deemed probable for collection, recognize revenue as advertisements are delivered, which will result in an acceleration in revenue recognition compared to the current method. While we are still completing our assessment for the population of advertisers under consideration, we do not expect this change to have a material impact on our revenue.

We previously disclosed the standard would also have an impact on our software licensing related to NaturalMotion technology, which is currently recognized as revenue over time, rather than a point in time. However, as a result of a restructuring plan we implemented in the second quarter of 2017, we will no longer provide maintenance services for any new software licenses sold after June 30, 2017. Therefore, the requirement to estimate the standalone selling price of software licenses separate from any associated maintenance services and recognize revenue for the license when control is transferred will only apply to a small subset of our existing licensing contracts. While this change will result in an acceleration in revenue recognition compared to the current method, the impact is expected to be minimal.

We do not anticipate significant changes to our current business processes and systems to support the adoption of the standard in the first quarter of 2018. We are currently in the process of evaluating required disclosures, including the disaggregation of revenue, reconciliation of contract balances and significant judgments used to allow users of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers. We are also continually evaluating other possible impacts on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on specific topics related to how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU  2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both standards are effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption is permitted. We will adopt the standards in the first quarter of 2018.  While we continue to assess the potential impact of the new standards, we expect the adoption of these standards will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. We will adopt the standard in the first quarter of 2018 and are currently in the process of evaluating the impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. We are currently in the process of evaluating the impact on our consolidated financial statements.

2. Fair Value Measurements

Our financial instruments consist of cash equivalents and accounts receivable. Accounts receivable, net is stated at its carrying value, which approximates fair value.

Cash equivalents, consists of money market funds, U.S. government and government agency securities and corporate debt securities, are carried at fair value.  We estimate fair value as the exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

As of December 31, 2016, our contingent consideration liability represented the estimated fair value of the additional consideration payable in connection with our acquisitions of Zindagi Games, Inc. (“Zindagi”) in the first quarter of 2016 and PuzzleSocial, Inc. (“PuzzleSocial”) in the third quarter of 2016. Under the terms of the acquisition agreements, the contingent consideration of up to $60.0 million for Zindagi and $42.0 million for PuzzleSocial could be payable based on the achievement of certain future performance targets during a period of time following the acquisition date (three years for Zindagi and two and a half years for PuzzleSocial). We initially estimated the acquisition date fair value of the contingent consideration liabilities using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows, and the risk-adjusted discount rate. As of June 30, 2017, we do not expect the future performance of the acquired games to meet the required performance targets. Accordingly, we reduced the estimated contingent consideration liabilities for Zindagi and PuzzleSocial to zero, and recorded a net benefit of $0.8 million and $0.9 million during the three and six months ended June 30, 2017, respectively within research and development expense in our consolidated statement of operations.

Fair value is a market-based measurement that should be determined based on assumptions that knowledgeable and willing market participants would use in pricing an asset or liability. The valuation techniques used to measure the fair value of the Company’s financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities within the fair value hierarchy are as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$381,385	$—	$—	$381,385
U.S. government and government agency debt securities (1)	—	69,913	—	69,913
Corporate debt securities (1)	—	129,867	—	129,867
Total	$381,385	$199,780	$—	$581,165
Liabilities:
Contingent consideration	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$439,330	$—	$—	$439,330
U.S. government and government agency debt securities (1)	—	19,987	—	19,987
Corporate debt securities (1)	—	269,768	—	269,768
Total	$439,330	$289,755	$—	$729,085
Liabilities:
Contingent consideration	$—	$—	$901	$901

(1)	Includes amounts classified as cash and cash equivalents.

We did not have any transfers between valuation levels during the six months ended June 30, 2017.

The following table presents the activity for the six months ended June 30, 2017 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Zindagi	PuzzleSocial	Total
Contingent consideration liability – December 31, 2016	$180	$721	$901
Fair value adjustments	(180)	(721)	(901)
Contingent consideration liability – June 30, 2017	$—	$—	$—

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer equipment	$29,406	$27,046
Software	31,968	31,102
Land	89,130	89,130
Building	198,721	197,689
Furniture and fixtures	10,612	10,494
Leasehold improvements	8,510	8,071
	$368,347	$363,532
Less accumulated depreciation	(100,894)	(94,093)
Total property and equipment, net	$267,453	$269,439

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

The results of operations for our Solitaire games have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations related to our acquisition have not been presented as they are not material to our consolidated statement of operations.

5. Goodwill and Other Intangible Assets

The following table presents the goodwill activity for the six months ended June 30, 2017 (in thousands):

Goodwill – December 31, 2016	$613,335
Additions	14,610
Foreign currency translation and other adjustments (1)	14,736
Goodwill – June 30, 2017	$642,681

(1)	The increase is primarily related to translation gains (losses) on goodwill associated with the acquisition of NaturalMotion which the functional currency is denominated in British Pounds.

The details of our acquisition-related intangible assets as of June 30, 2017 are as follows (in thousands):

	June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$181,149	$(143,796)	$37,353
Trademarks, branding and domain names	16,290	(10,170)	6,120
Acquired lease intangibles	5,708	(5,285)	423
Total	$203,147	$(159,251)	$43,896

The details of our acquisition-related intangible assets as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$150,826	$(132,123)	$18,703
Trademarks, branding and domain names	16,290	(10,063)	6,227
Acquired lease intangibles	5,708	(5,208)	500
Total	$172,824	$(147,394)	$25,430

These assets include $6.1 million of indefinite-lived intangible assets. The remaining assets were, and continue to be, amortized on a straight-line basis.

As of June 30, 2017, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2017	$6,729
2018	12,309
2019	7,533
2020	6,293
2021 and thereafter	4,912
Total	$37,776

6. Income Taxes

The expense from income taxes increased by $2.8 million and $3.2 million in the three and six months ended June 30, 2017, respectively, as compared to the same period of the prior year. The increase in the three and six months ended June 30, 2017 was primarily attributable to an increase in foreign tax expense related to changes in our jurisdictional mix of earnings.

Once the Company is profitable, we expect our global effective tax rate to be less than the U.S. statutory income tax rate.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued accounts payable	$21,922	$24,119
Accrued compensation liability	19,738	22,554
Accrued restructuring liability	3,670	4,987
Other current liabilities	31,605	24,094
Total other current liabilities	$76,935	$75,754

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Accrued restructuring liability represents amounts payable related to our restructuring plans. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits, vendor expenses and amounts held in escrow related to acquisitions.

8. Restructuring

During the three months ended June 30, 2017, we recorded a net restructuring charge of $1.4 million, of which $1.3 million was included in research and development and $0.1 million was included in general and administrative within our consolidated statement of operations. During the six months ended June 30, 2017, we recorded a net restructuring charge of $0.6 million, of which $0.3 million was included as research and development and $0.3 million was included as general and administrative within our consolidated statement of operations.

Q2 2017 Restructuring Plan

During the second quarter of 2017, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with restructuring, we recorded $1.3 million of expense in the three and six months ended June 30, 2017, which is included in operating expenses in our consolidated statement of operations. The $1.3 million restructuring charge is comprised of $1.2 million of employee severance costs and $0.1 million of other costs. The remaining liability related to the Q2 2017 restructuring plan as of June 30, 2017 was $0.1 million and is expected to be paid out over the next year.

The following table presents the activity for the Q2 2017 restructuring plan (in thousands):

Q2 2017
Restructuring Plan
Restructuring liability – December 31, 2016	$—
Restructuring expense and adjustments	1,273
Cash payments	(1,148)
Restructuring liability – June 30, 2017	$125
Cumulative costs to date, as of June 30, 2017	$1,273
Total costs expected to be incurred, as of June 30, 2017	$1,429

Q2 2015 Restructuring Plan

During the second quarter of 2015, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with restructuring, we recorded additional expense of $0.1 million in the three months ended June 30, 2017 and a net benefit of $0.7 million in the six months ended June 30, 2017, which is included in operating expenses in our consolidated statement of operations. The remaining liability related to the Q2 2015 restructuring plan as of June 30, 2017 was $15.9 million and is expected to be paid out over the next 4.9 years.

The following table presents the activity for the Q2 2015 restructuring plan (in thousands):

Q2 2015
Restructuring Plan
Restructuring liability – December 31, 2016	$19,388
Restructuring expense and adjustments	(676)
Cash payments	(2,772)
Restructuring liability – June 30, 2017	$15,940
Cumulative costs to date, as of June 30, 2017	$34,099
Total costs expected to be incurred, as of June 30, 2017	$34,099

9. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee and consultant stock options, restricted stock and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$371	$1,127	$990	$1,776
Research and development	10,483	20,213	22,196	44,416
Sales and marketing	1,751	2,206	3,538	4,197
General and administrative	3,627	3,353	7,034	6,118
Total stock-based compensation expense	$16,232	$26,899	$33,758	$56,507

The following table shows stock option activity for the six months ended June 30, 2017 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2016	36,858	$2.08	$26,411	6.81
Granted	848	3.62
Forfeited and cancelled	(2,514)	3.58
Exercised	(1,633)	0.91
Balance as of June 30, 2017	33,559	$2.06	$54,062	6.67

The following table shows a summary of ZSU activity for the six months ended June 30, 2017 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2016	59,452	$2.66	$152,792
Granted	15,177	3.34
Vested	(12,430)	2.85
Forfeited and cancelled	(10,919)	2.51
Unvested as of June 30, 2017	51,280	$2.85	$186,659

The following table shows a summary of changes in accumulated other comprehensive income by component for the six months ended June 30, 2017 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2016	$(128,671)	$(23)	$(128,694)
Other comprehensive income (loss) before reclassifications	16,989	19	17,008
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	16,989	19	17,008
Balance as of June 30, 2017	$(111,682)	$(4)	$(111,686)

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In the first quarter of 2017, we repurchased 31.2 million shares for our Class A common stock under the repurchase program at a weighted average price of $2.70 per share for a total of $84.5 million. In the second quarter of 2017, we repurchased 3.0 million shares for our Class A common stock under the repurchase program at a weighted average price of $2.79 per share for a total of $8.4 million. All shares repurchased during the six months ended were retired.

All of our stock repurchases under the 2016 Share Repurchase Program were made through open market purchases under 10b5-1 plans.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,
	2017			2016
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$4,565	$407	$121	$(3,805)	$(537)	$(104)
Weighted-average common shares outstanding	773,704	68,904	20,517	747,482	105,394	20,517
Basic net income (loss) per share	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)
DILUTED:
Net income (loss) attributable to common stockholders	$4,565	$407	$121	$(3,805)	$(537)	$(104)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	121	—	—	(104)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	407	—	—	(537)	—	—
Net income (loss) attributable to common stockholders-diluted	$5,093	$407	$121	$(4,446)	$(537)	$(104)
Weighted-average common shares outstanding-basic	773,704	68,904	20,517	747,482	105,394	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	68,904	—	—	105,394	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	9,811	917	—	—	—	—
ZSUs	14,710	—	—	—	—	—
Performance-based ZSUs	345	—	—	—	—	—
Weighted-average common shares outstanding-diluted	887,991	69,821	20,517	873,393	105,394	20,517
Diluted net income (loss) per share	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2017			2016
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
	(unaudited)
BASIC:
Net income (loss) attributable to common stockholders	$(3,896)	$(382)	$(103)	$(26,384)	$(3,891)	$(729)
Weighted-average common shares outstanding	772,679	75,829	20,517	742,271	109,455	20,517
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.04)
DILUTED:
Net income (loss) attributable to common stockholders	$(3,896)	$(382)	$(103)	$(26,384)	$(3,891)	$(729)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	(103)	—	—	(729)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	(382)	—	—	(3,891)	—	—
Net income (loss) attributable to common stockholders-diluted	$(4,381)	$(382)	$(103)	$(31,004)	$(3,891)	$(729)
Weighted-average common shares outstanding-basic	772,679	75,829	20,517	742,271	109,455	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	75,829	—	—	109,455	—	—
Weighted-average common shares outstanding-diluted	869,025	75,829	20,517	872,243	109,455	20,517
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.04)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and employee stock purchase plan	16,827	24,939	35,138	24,059
Restricted shares	—	3,692	1,062	4,580
ZSUs	2,770	63,239	49,263	62,983
Total	19,597	91,870	85,463	91,622

11. Commitments and Contingencies

Lease Commitments

We have entered into operating leases for facilities. As of June 30, 2017, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
Remaining 2017	$2,406
2018	3,925
2019	3,067
2020	1,006
2021	657
2022 and thereafter	33
Total	$11,094

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. As of June 30, 2017, future minimum guarantee royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2017	$13,275
2018	8,141
2019	7,750
2020	2,250
2021 and thereafter	6,399
Total	$37,815

The amounts represented in the table above for marketing commitments reflect our minimum cash obligations for the respective calendar years based on contractual terms, but do not necessarily represent the periods in which they will be expensed in the Company’s consolidated statement of operations.

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and other services. As of June 30, 2017, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2017	$5,889
2018	3,432
2019	1,278
2020 and thereafter	285
Total	$10,884

Legal Matters

We are involved in legal and regulatory proceedings on an ongoing basis. Some of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we have disclosed such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs that may require us to change our business practices in a manner that could have a material adverse impact on our business. There are no amounts accrued for legal and regulatory proceedings for which we believe a loss is probable as of June 30, 2017.  We recognize legal expenses as incurred.

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below. On May 2, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action that is discussed in further detail below. At a status conference on March 8, 2017, the Court stayed the action until August 2, 2017, in light of the

Company’s formation of a special litigation committee discussed below. At a status conference on August 2, 2017, the Court extended the stay in the action until September 29, 2017.

Beginning on August 16, 2012, four stockholder derivative actions were filed in the U.S. District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 27, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below.  On April 27, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action discussed below. On January 26, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until July 14, 2017. The parties are scheduled to provide a status report to the court on or before August 14, 2017.

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware captioned Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the court granted the Company’s motion to dismiss. On March 29, 2016, plaintiff filed a notice of appeal of the court’s order dismissing the action.  On December 5, 2016, the Delaware Supreme Court reversed the Court of Chancery’s dismissal and remanded the case for further proceedings. On June 7, 2017, the court endorsed a stipulation among the parties staying the action through July 31, 2017, in light of the Company’s formation of a special litigation committee.  On July 18, 2017, the court endorsed a stipulation among the parties continuing the stay in the action through September 7, 2017.

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

Mayer et al. v. Zynga

On March 31, 2017, Umrao Mayer, George Simmons, Zindagi Games, Inc., and Cam Tech Building, LLC initiated an arbitration against the Company.  In their Statement of Claims, the claimants assert five claims for relief, including Breach of Contracts, Breach of the Implied Covenant of Good Faith and Fair Dealing, Estoppel, Conversion, and Declaratory Relief with Respect to Unlawful Non-Competition and Non-Solicitation Agreements.  The primary allegations made by the claimants are that the Company breached an Asset Purchase Agreement dated December 30, 2015 (the “Zindagi Acquisition Agreement”) by failing to provide the claimants an opportunity to achieve an earnout payment, is unlawfully withholding an escrow payment due under the Zindagi Acquisition Agreement, improperly terminated Messrs. Mayer and Simmons on November 29, 2016, breached a lease agreement, and required Messrs. Mayer and Simmons to enter into unlawful employment agreements.  The claimants assert that they are entitled to compensatory damages in excess of $60 million, the release of $875,000 plus interest being held in escrow, exemplary damages, damages for the remaining lease payments, declaratory relief, and attorneys’ fees and costs.  On May 1, 2017, the Company filed its response, including a general denial of the allegations and a counterclaim for $2.5 million due to the termination of Messrs. Mayer and Simmons for “Cause” under the Zindagi Acquisition Agreement.  The Company is also seeking its attorneys’ fees and costs.  The arbitration hearing date has been set for January 29, 2018.  While there can be no assurance of favorable outcomes, the Company believes it has a meritorious counterclaim and defenses and will vigorously defend this action, and, accordingly, believes a loss, while possible, is not probable for this action.  Further, because this action is in its early stages, the Company does not believe a reasonable estimate of potential loss or range of potential loss, if any, is determinable at this time.

Other

The Company is, at various times, also party to various other legal proceedings and claims not previously discussed which arise in the ordinary course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, expensive legal fees, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in our business practices, which could result in additional costs or a loss of revenue for us and could otherwise harm our business. Although the results of such litigation cannot be predicted with certainty, we believe that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

12. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$139,768	$123,547	$267,973	$249,183
All other countries (1)	69,463	58,188	135,542	119,273
Total revenue	$209,231	$181,735	$403,515	$368,456

(1)	No country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

Property and equipment, net

	June 30,	December 31,
	2017	2016
United States	$264,743	$267,324
All other countries	2,710	2,115
Total property and equipment, net	$267,453	$269,439

13. Business Developments

During the second quarter of 2017, the Company entered into an industrial gross lease agreement to provide approximately 287,016 square feet of its office space in San Francisco, California to a tenant beginning in March 2018 until February 2027.  The agreement provides for total rental payments to be received by the Company of $167.7 million over the term of the lease, with the Company providing tenant improvement allowances of $55.2 million.  In connection with executing the lease agreement, the Company accrued deferred lease origination costs of $6.5 million.

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

Overview

We are a leading provider of social game services with approximately 80 million average monthly active users of our games (“MAUs”) in the second quarter of 2017. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

Our top three revenue-generating games historically have contributed a significant portion of our revenue, though the games that represent our top three revenue-generating games vary over time. Our top three revenue-generating games accounted for 44%, 53% and 60% of our online game revenue in 2016, 2015 and 2014, respectively. In the three months ended June 30, 2017, Zynga Poker, CSR Racing 2, Wizard of Oz Slots and Hit It Rich! Slots were our top revenue-generating games.

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

In 2017, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the three months ended June 30, 2017, we estimate that 51%, 33% and 12% of our revenue and 51%, 34% and 11% of our bookings were generated from Apple, Google and Facebook, respectively, while in the same period of the prior year, we estimate that 45%, 28% and 21% of revenue and 46%, 30% and 19% of our bookings were generated from Apple, Google and Facebook, respectively. These percentages are estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Revenue to Bookings:
Revenue	$209,231	$181,735	$403,515	$368,456
Change in deferred revenue	(53)	(7,082)	13,021	(12,178)
Bookings	$209,178	$174,653	$416,536	$356,278

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(users and payers in millions)
Average DAUs (1)	21	18	21	19
Average MAUs (1)	80	61	76	65
Average MUUs (2)	52	50	54	53
Average MUPs (2)	1.2	0.9	1.3	0.9
ABPU	$0.109	$0.107	$0.108	$0.105

(1)

Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games are included incrementally in DAU and MAU because we do not have the third party network login data to link an individual who has played under multiple user accounts. As such, actual DAU and MAU may be lower than reported due to the potential duplication of these individuals.

(2)

For the three months ended and six months ended June 30, 2017, MUUs and MUPs exclude Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games. For the three and six months ended June 30, 2016, MUUs and MUPs exclude Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen. These games are excluded to avoid potential double counting of MUUs and MUPs as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs, MAUs, MUUs and MUPs increased in the second quarter of 2017 as compared to the same period of the prior year primarily due to the contribution from new games, primarily CSR Racing 2 (launched in June 2016), in addition to strong performance from Zynga Poker. Average DAUs and MAUs also increased due to the contribution from our Solitaire games, which were acquired from Harpan in the first quarter of 2017, and games on mobile messenger platforms (i.e. iMessage and Facebook Messenger). ABPU increased in the second quarter of 2017 as compared to the second quarter of 2016 due to bookings increasing faster than average DAUs.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	June 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Average monthly unique payer bookings (in thousands) (1)	$54,475	$54,460	$49,711	$48,303	$39,531
Average MUPs (in millions) (2)	1.2	1.3	1.2	1.3	0.9
Monthly unique payer bookings per MUP (3)	$45	$42	$41	$37	$43

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising. For the first and second quarters of 2017, bookings from Daily Celebrity Crossword and our Solitaire games are excluded. For the third and fourth quarters of 2016, bookings from Vegas Diamond Slots and Daily Celebrity Crossword are excluded. For the second quarter of 2016, bookings from Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen are excluded.

(2)

For the first and second quarters of 2017, MUUs and MUPs exclude Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games. For the third and fourth quarters of 2016, MUPs exclude Daily Celebrity Crossword and Vegas Diamond Slots. For the second quarter of 2016, MUPs exclude Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

When comparing the second quarter of 2017 to the first quarter of 2017, average monthly unique payer bookings were flat while average monthly unique payer bookings per MUP increased due to a sequential decline in average MUPs. When comparing the second quarter of 2017 to the same period of the prior year, average monthly unique payer bookings increased primarily due to the bookings contribution from new games launched in 2016 such as Wizard of Oz: Magic Match (launched in May 2016), CSR Racing 2 (launched in June 2016) and Dawn of Titans (launched in December 2016), in addition to bookings growth from existing games such as Zynga Poker. Monthly unique payer bookings per MUP increased in the second quarter of 2017 compared to the same period of the prior year due to monthly unique payer bookings increasing faster than average MUPs.

Q2 2017 Highlights

•	Game Launch. In the second quarter of 2017, we launched Crosswords With Friends for mobile platforms.
•

Share Repurchase Program. In November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock. In the second quarter of 2017, we repurchased 3.0 million shares of our Class A common stock at a weighted average price of $2.79 per share for a total of $8.4 million.

•

Q2 2017 Restructuring. During the second quarter of 2017, we implemented the Q2 2017 restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. We recorded a $1.3 million restructuring charge in the second quarter of 2017 related to this plan.

•

Lease Agreement. During the second quarter of 2017, the Company entered into an industrial gross lease agreement to provide approximately 287,016 square feet of its office space in San Francisco, California to a tenant beginning in March 2018 until February 2027.  The agreement provides for total rental payments to be received by the Company of $167.7 million over the term of the lease, with the Company providing tenant improvement allowances of $55.2 million.  In connection with executing the lease agreement, the Company accrued deferred lease origination costs of $6.5 million.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store, Google Play App Store and Facebook. Virtual goods for our games are purchased through the payment processing systems of these platform providers. To date, we have generated a significant portion of our bookings, revenue and players through the Apple , Google and Facebook platforms and expect to continue to do so for the foreseeable future. We are generating an increasing portion of our bookings, revenue and players through the Apple App Store and Google Play App Store and expect that this trend will continue as we launch more games for mobile devices. Apple, Google and Facebook generally have the discretion to change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us.

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

Hiring and retaining key personnel. Our ability to compete depends in large part on our ability to hire and retain key talent and match that key talent to our current business needs. We are continually reviewing our hiring and retention programs against best practices and for optimal efficiencies. In addition to employee attrition, we have also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing or redeploying our headcount, hiring in lower cost geographies, and consolidating certain facilities.

Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue by type:
Online game	$163,745	$135,823	21%	$317,226	$272,880	16%
Advertising and other	45,486	45,912	(1)%	86,289	95,576	(10)%
Total revenue	$209,231	$181,735	15%	$403,515	$368,456	10%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total revenue increased $27.5 million in the three months ended June 30, 2017 compared to the same period of the prior year, while bookings increased $34.5 million in the three months ended June 30, 2017 compared to the same period of the prior year. Average DAUs increased from 18 million in the three months ended June 30, 2016 to 21 million in the three months ended June 30, 2017, ABPU increased from $0.107 in the three months ended June 30, 2016 to $0.109 in the three months ended June 30, 2017 and average MUPs increased from 0.9 million in the three months ended June 30, 2016 to 1.2 million in the three months ended June 30, 2017.

Online game revenue increased $27.9 million in the three months ended June 30, 2017 compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CSR Racing 2, Zynga Poker and Wizard of Oz: Magic Match in the amounts of $22.4 million, $8.9 million and $8.7 million, respectively. Online game revenue increased for Zynga Poker due to growth in bookings and audience metrics in this game, while online game revenue increased for Wizard of Oz: Magic Match and CSR Racing 2 as these games were launched in May 2016 and June 2016, respectively. The overall increase in online game revenue was offset by decreases in online game revenue from Empires and Allies 2, FarmVille 2 and Wizard of Oz Slots in the amounts of $10.2 million, $5.1 million and $4.5 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the net increase of $7.7 million.

International revenue as a percentage of total revenue was 33% in the three months ended June 30, 2017 and 32% in the same period of the prior year.

In the three months ended June 30, 2017, Zynga Poker, CSR Racing 2, Wizard of Oz Slots and Hit it Rich! Slots were our top revenue-generating games and comprised 21%, 14%, 10% and 10%, respectively, of our online game revenue for the period. In the three months ended June 30, 2016, Zynga Poker, Wizard of Oz Slots, FarmVille 2, Hit It Rich! Slots and Empires and Allies 2 were our top revenue-generating games and comprised 19%, 15%, 12%, 11% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 43% of online game revenue in the three months ended June 30, 2017 and 47% of online game revenue in the same period of the prior year. Durable virtual goods accounted for 57% of online game revenue in the three months ended June 30, 2017 and 53% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual goods was eight months in the three months ended June 30, 2017, compared to nine months in the same period of the prior year.

Advertising and other revenue decrease $0.4 million in the three months ended June 30, 2017 as compared to the same period in the prior year due to a $0.2 million decrease in in-game display ads. The decrease in in-game display ads was attributed to a lower return on our advertisements as our effective cost per thousand impressions (“eCPM”) declined from the prior year due to a shift in our advertising product mixture. The decrease in advertising and other revenue was also attributed to a $0.7 million decrease in in-game offers, engagement ads and other advertising revenue, offset by a $0.5 million increase in licensing revenue.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total revenue increased $35.1 million in the six months ended June 30, 2017 compared to the same period of the prior year, while bookings increased $60.3 million in the six months ended June 30, 2017 compared to the same period of the prior year. Average DAUs increased from 19 million in the six months ended June 30, 2016 to 21 million in the six months ended June 30, 2017, ABPU increased from $0.105 in the six months ended June 30, 2016 to $0.108 in the six months ended June 30, 2017 and average MUPs increased from 0.9 million in the six months ended June 30, 2016 to 1.3 million in the six months ended June 30, 2017.

Online game revenue increased $44.4 million in the six months ended June 30, 2017 compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CSR Racing 2, Zynga Poker and Wizard of Oz: Magic Match in the amounts of $41.9 million, $18.1 million and $15.3 million, respectively. Online game revenue increased for Zynga Poker due to growth in bookings and audience metrics in this game, while online game revenue increased for Wizard of Oz: Magic Match and CSR Racing 2 as these games were launched in May 2016 and June 2016, respectively. The overall increase in online game revenue was offset by decreases in online game revenue from Empires and Allies 2, FarmVille 2 and Wizard of Oz Slots in the amounts of $19.1 million, $11.3 million and $11.2 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the net increase of $10.7 million.

International revenue as a percentage of total revenue was 34% in the six months ended June 30, 2017 and 32% in the same period of the prior year.

In the six months ended June 30, 2017, Zynga Poker, CSR Racing 2, Hit It Rich! Slots and Wizard of Oz Slots were our top revenue-generating games and comprised 22%, 13%, 10% and 10%, respectively, of our online game revenue for the period. In the six months ended June 30, 2016, Zynga Poker, Wizard of Oz Slots, FarmVille 2, Hit It Rich! Slots and Empires and Allies 2 were our top revenue-generating games and comprised 19%, 15%, 13%, 13% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 45% of online game revenue in the six months ended June 30, 2017 and 48% of online game revenue in the same period of the prior year. Durable virtual goods accounted for 55% of online game revenue in the six months ended June 30, 2017 and 52% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual goods was 9 months for the six months ended June 30, 2017, which was the same in the prior year.

Advertising and other revenue decreased $9.3 million in the six months ended June 30, 2017 as compared to the same period in the prior year primarily due to an $8.9 million decrease in in-game display ads. The decrease in in-game display ads was attributed to a lower return on our advertisements as our effective cost per thousand impressions (“eCPM”) declined from the prior year due to a shift in our advertising product mixture. The decrease in advertising and other revenue was also attributed to a $1.2 million decrease in in-game offers, engagement ads and other advertising revenue, which was offset by a $0.8 million increase in licensing revenue.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$64,172	$56,103	14%	$129,049	$113,242	14%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Cost of revenue increased $8.1 million in the three months ended June 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $13.3 million increase in payment processing fees from bookings generated from mobile payment processors, offset by a $4.2 million decrease from lower amortization expense due to an impairment of intangible assets recorded in the third quarter of 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Cost of revenue increased $15.8 million in the six months ended June 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $25.2 million increase in payment processing fees from bookings generated from mobile payment processors, offset by a $7.1 million decrease from lower amortization expense due to an impairment of intangible assets recorded in the third quarter of 2016 and a $3.6 million decrease in hosting costs due to data center migration.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$64,615	$66,233	(2)%	$133,817	$153,970	(13)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Research and development expenses decreased $1.6 million in the three months ended June 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to decreases of $9.7 million in stock-based compensation expense, $3.3 million in consulting, and $3.3 million in headcount-related expenses.  The three months ended June 30, 2017 also included a benefit of $0.8 million to adjust the fair value of the contingent consideration liabilities for Zindagi and PuzzleSocial.  However, this benefit was offset by a $14.4 million benefit that was recognized during the three months ended June 30, 2016 to adjust the fair value of the contingent consideration liabilities related to the Rising Tide and Zindagi acquisitions that did not repeat in the three months ended June 30, 2017, resulting in an net increase of $13.6 million for the three months ended June 30, 2017 due to contingent consideration fair value adjustments.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Research and development expenses decreased $20.2 million in the six months ended June 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to decreases of $22.2 million decrease in stock-based compensation expense, $6.6 million in consulting, and $3.1 million decrease in headcount-related expenses.  The six months ended June 30, 2017 also included a benefit of $0.9 million to adjust the fair value of the contingent consideration liabilities for Zindagi and PuzzleSocial.  However, this benefit was offset by a $12.4 million benefit that was recognized during the six months ended June 30, 2016 to adjust the fair value of the contingent consideration liabilities related to the Rising Tide and Zidagi acquisitions that did not repeat in the six months ended June 30, 2017, resulting in an net increase of $11.5 million for the six months ended June 30, 2017 due to contingent consideration fair value adjustments.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$51,201	$40,631	26%	$97,821	$86,975	12%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Sales and marketing expenses increased $10.6 million in the three months ended June 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $9.4 million increase in marketing expense due to higher mobile player acquisition costs, primarily for CSR Racing 2, Wizard of Oz: Magic Match and our Solitaire games.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Sales and marketing expenses increased $10.8 million in the six months ended June 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $7.7 million increase in marketing expense due to higher mobile player acquisition costs, primarily for CSR Racing 2 and Wizard of Oz: Magic Match. The increase was also attributed to a $2.0 million increase in headcount-related expense.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$23,551	$25,374	(7)%	$46,116	$47,758	(3)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

General and administrative expenses decreased $1.8 million in the three months ended June 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to a $0.8 million decrease in headcount-related expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

General and administrative expenses decreased $1.6 million in the six months ended June 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to a $1.8 million decrease in restructuring and $1.6 million decrease in headcount-related expenses, offset by a $2.4 million increase in consulting expenses.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$1,614	$1,905	(15)%	$3,050	$4,005	(24)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Other income (expense), net decreased by $0.3 million in the three months ended June 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to exchange rate changes on foreign currency transactions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Other income (expense), net decreased by $1.0 million in the six months ended June 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to exchange rate changes on foreign currency transactions.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$3,322	$506	NM	$6,189	$2,986	NM

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The expense from income taxes increased by $2.8 million in the three months ended June 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to an increase in foreign tax expense of $2.8 million related to changes in our jurisdictional mix of earnings.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The expense from income taxes increased by $3.2 million in the six months ended June 30, 2017 as compared to the same period of the prior year. The increase was primarily attributable to an increase in foreign tax expense of $3.2 million related to changes in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(4,141)	$(3,947)
Depreciation and amortization	16,279	21,647
Cash flows provided by (used in) operating activities	33,111	11,241
Cash flows provided by (used in) investing activities	(46,299)	188,212
Cash flows provided by (used in) financing activities	(102,330)	(111,172)

Our principal liquidity requirements are our lease, licensing, and marketing commitments, capital expenditure needs, including strategic purchases and acquisitions, and any share repurchase activity we choose to effect, such as the 2016 Share Repurchase Program. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be sure that these sources will be sufficient to finance our operations and our share repurchase activity, and we may seek additional financing in the future. As of June 30, 2017, we had cash and cash equivalents of approximately $739 million, which consisted of cash, money market funds, U.S. government and government agency securities, and corporate debt securities.

In November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock. In the first quarter of 2017, we repurchased 31.2 million shares of our Class A common stock at a weighted average price of $2.70 per share for a total of $84.5 million. In the second quarter of 2017, we repurchased 3.0 million shares for our Class A common stock under the repurchase program at a weighted average price of $2.79 per share for a total of $8.4 million.

Operating Activities

After our net loss of $4.4 million is adjusted to exclude non-cash items, operating activities provided $33.1 million of cash during the six months ended June 30, 2017. Significant non-cash items included stock-based compensation expense of $33.8 million and depreciation and amortization of $16.3 million. Changes in our operating assets and liabilities declined $14.6 million in the six months ended June 30, 2017, primarily due to changes in other liabilities, accounts payable and accounts receivable of $11.5 million, $8.3 million and $8.0 million, respectively, offset by a change in deferred revenue of $13.0 million.

Investing Activities

Investing activities used $46.3 million during the six months ended June 30, 2017. The primary outflow of cash associated with investing activities was the acquisition of Solitaire mobile game applications from Harpan in the first quarter of 2017 for approximately $42.5 million, of which approximately $7.4 million was allocated to the noncompetition agreements and $35.1 million was allocated to developed technology and goodwill.

Financing Activities

Financing activities used $102.3 million during the six months ended June 30, 2017. The primary outflow of cash associated with financing activities was $96.9 million of repurchases of Class A common stock.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements in the second quarter of 2017 or in any prior periods as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

	Total	2017	2018-2019	2020-2021	2022 and thereafter
Lease commitments	$11,094	$2,406	$6,992	$1,663	$33
Licensor commitments	30,275	13,275	15,000	2,000	—
Marketing commitments (1)	7,540	—	891	250	6,399
Other purchase commitments	10,884	5,889	4,710	285	—
Total contractual obligations	$59,793	$21,570	$27,593	$4,198	$6,432

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 11 —“Commitments and Contingencies” in the notes to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face, but additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

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

There is inherent risk that we may not launch games or features that we expect to launch in a given period according to schedule. Moreover, the games or features we do launch may not attract and retain a significant number of players or monetize well. If we do not launch games or features on schedule or our games do not monetize well, our business, revenue, bookings and profits will be negatively impacted. For example, in 2015 we announced that we would launch six to ten new mobile games in 2015. This estimate subsequently underwent several downward revisions and we ultimately launched six new mobile games in 2015, which negatively impacted our revenue, bookings and profits relative to our original expectations.

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

Our industry is intensely competitive. If consumers prefer our competitors’ products or services over our own, our operating results could suffer.*

Competition in the gaming industry, especially the mobile gaming segment, is intense. Many new games are introduced in each major industry segment (mobile, web, and PC free-to-download), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Electronic Arts (EA Mobile), Activision Blizzard (the parent company of King Digital), Vivendi (the parent company of Gameloft), Glu Mobile, Netmarble (the parent company of Kabam), Jam City, Machine Zone, Pocket Gems, Rovio, Supercell, Playtika, DoubleU (the parent company of DoubleDown) and SG Interactive. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent and Giant Interactive in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the second quarter of 2017, we had approximately 1.2 million average MUPs (excluding payers of Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games), who represent approximately 2% of our total players during the same period. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

For example, Apple previously changed its policy and required apps available through the Apple App Store to provide 64-bit support and be built with the iOS 8 software development kit, with certain exceptions. This policy change required us to adapt our games to support 64-bit and be built with the iOS 8 software development kit, which involved significant development, time, and expense. In addition, due to the significant expense involved in supporting 64-bit development, we might decide not to continue updating certain of our existing games that we otherwise would have continued to update, which would cause the revenues we generate from those games to decline more quickly than they otherwise would have. Furthermore, building our games to support 64-bit development will increase the file size of our games, which could cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations or could reduce the number of downloads of these games, particularly if we are unable to keep the size of the games below 100 megabytes, which is the maximum file size that can currently be downloaded over any carrier’s wireless network.

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

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.*

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to fill our advertising space.  If direct advertising relationships change or competitors’ advertising efforts change these third parties’ fill rates of available advertising inventory, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-Advertising, which simplify the process for Apple users to opt out of behavioral targeting. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could cause our business, financial condition, or results of operations to suffer. Finally, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter.

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $226 million in 2014, a net loss of $122 million in 2015 and a net loss of $108 million in 2016. As of June 30, 2017, we had an accumulated deficit of $1.7 billion.

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

As we are now mostly mobile focused, there is more likelihood of difficulty calculating these metrics. As described under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics,” we updated our calculation of these metrics to take into account our business’s transition to mobile in 2016 and we rely on the veracity of data provided by individuals and reported by third parties to calculate our metrics and eliminate duplication of data. The recent update to our calculation methodology resulted in a reduction in our as reported DAUs, MAUs, MUUs, MUPs and ABPU for 2014 and 2015.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2017, approximately 28% of our employees had been with us for less than one year and approximately 48% for less than two years.

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

We have shifted our business to become a “mobile first” game company. The market for mobile games, however, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. The mobile market may not continue to grow at historic rates and consumers may not continue to use mobile-Internet enabled devices as a platform for games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity, we could experience a decline in bookings and revenue. In addition, new and emerging technologies could make the mobile devices on which our games are currently released obsolete, requiring us to transition our business model to develop games for other next-generation platforms. Any decline in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.

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

Our web-based games rely on Adobe Flash and our business and operating results could be harmed if web browsers cease to support Adobe Flash and we cannot find substitute software for our web-based games.*

Our web-based games currently rely on Adobe Flash, a multimedia and software platform used to show items such as videos, graphics, games and animations on websites. On July 25, 2017, Adobe announced that it will stop updating and distributing the Adobe Flash technology at the end of 2020.  Many providers of web-browsers have also communicated roadmaps for phasing out and removing Adobe Flash from their respective web-browsers by 2020.  While Zynga has a workable solution to allow our current games to continue to run on Adobe Flash in non-supported web-browsers, there may be a rapid shift to a new or different technology platform where we do not have development experience or resources.  If such a shift happens, the development period for our web-based games may be lengthened, increasing our costs, and the resulting web-based games may be of lower quality, and may be published later than anticipated. Additionally, if we are unable to develop a solution that allows our current games to work with this new or different technology platform (or if our current solution to allow our current games to continue to run on Adobe Flash in non-supported web-browsers ceases to work or is ineffective) our players may not be able to access those games, may not choose to access our web-based games through another supported browser or platform or otherwise may encounter a negative gaming experience, which may harm our business, financial condition or results of operations.

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
•

compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under);

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our reporting unit carrying value value or if our financial performance and/or condition deteriorates including specific games for which we have recorded intangible assets.*

As of June 30, 2017, we had over $900 million of goodwill, intangible assets and other long-lived assets. If our market capitalization declines below our reporting unit carrying value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For more information, see Note 5 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included herein.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mr. Pincus, our Executive Chairman, beneficially owned approximately 70% of the total voting power of our outstanding capital stock as of June 30, 2017. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2016 and June 30, 2017, the stock price of our Class A common stock ranged from $2.40 to $3.86. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the second quarter of 2017, which were all made pursuant to the 2016 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2017	3,007,802	$2.79	3,007,802	$72,872,462
May 1 - May 31, 2017	—	$—	—	$72,872,462
June 1 - June 30, 2017	—	$—	—	$72,872,462
Total	3,007,802	$2.79	3,007,802
(1)

In November 2016, we announced that our Board of Directors authorized the 2016 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock.  The 2016 Share Repurchase Plan remains in effect through the earlier of (i) the end of October 2018, (ii) the date that $200 million of our outstanding Class A common stock has been purchased under the 2016 Share Repurchase Plan, or (iii) the date that our Board of Directors cancels the 2016 Share Repurchase Plan.

ITEM 5. OTHER INFORMATION

Frequency of Advisory Vote to Approve Executive Compensation

At the Annual Meeting held on May 1, 2017, a majority of shares voted in favor of holding an advisory vote to approve executive compensation every year.  Our Board of Directors has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by our Board of Directors in the proxy statement for the Annual Meeting, that we will hold an annual advisory vote to approve executive compensation.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q are filed with, or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 4, 2017.

ZYNGA INC.
By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer (On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1+	Zynga Inc. Non-Employee Director Compensation Policy	10-Q	001-35375	10.1	5/5/2017

10.2+	Promotion Letter between Zynga Inc. and Jeffrey Buckley	10-Q	001-35375	10.1	5/5/2017

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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