Form 10-Q
period 2017-09-30
ZYNGA INC
filed 2017-11-08
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 781,787,362 shares of the Registrant’s Class A common stock outstanding, 68,239,013 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. Forward-looking statements often include words such as “outlook,” “projected,” “intends,” “will,” “anticipate,” “believe,” “target,” “expect,” and statements in the future tense are generally forward-looking.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$517,257	$852,467
Marketable securities	254,972	—
Accounts receivable, net of allowance of $0 at September 30, 2017 and December 31, 2016	89,410	77,260
Income tax receivable	231	296
Restricted cash	8,682	6,199
Prepaid expenses and other current assets	30,718	29,254
Total current assets	901,270	965,476
Goodwill	660,871	613,335
Other intangible assets, net	40,517	25,430
Property and equipment, net	266,121	269,439
Restricted cash	250	3,050
Prepaid expenses and other non-current assets	59,273	29,119
Total assets	$1,928,302	$1,905,849
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,593	$23,999
Income tax payable	3,892	1,889
Other current liabilities	77,768	75,754
Deferred revenue	143,907	141,998
Total current liabilities	242,160	243,640
Deferred revenue	162	158
Deferred tax liabilities, net	6,945	5,791
Other non-current liabilities	48,907	75,596
Total liabilities	298,174	325,185
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 869,416 shares (Class A, 780,660, Class B, 68,239 Class C, 20,517) as of September 30, 2017 and 886,850 (Class A, 770,269, Class B, 96,064, Class C, 20,517) as of December 31, 2016	3,410,816	3,349,714
Accumulated other comprehensive income (loss)	(91,223)	(128,694)
Accumulated deficit	(1,689,465)	(1,640,356)
Total stockholders’ equity	1,630,128	1,580,664
Total liabilities and stockholders’ equity	$1,928,302	$1,905,849

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Online game	$175,253	$134,254	$492,479	$407,134
Advertising and other	49,342	48,170	135,631	143,746
Total revenue	224,595	182,424	628,110	550,880
Costs and expenses:
Cost of revenue	65,907	62,675	194,956	175,917
Research and development	60,966	73,913	194,783	227,883
Sales and marketing	53,944	49,802	151,765	136,777
General and administrative	23,826	21,656	69,942	69,414
Impairment of intangible assets	—	20,677	—	20,677
Total costs and expenses	204,643	228,723	611,446	630,668
Income (loss) from operations	19,952	(46,299)	16,664	(79,788)
Interest income	1,502	800	3,548	2,266
Other income (expense), net	1,181	980	4,231	4,985
Income (loss) before income taxes	22,635	(44,519)	24,443	(72,537)
Provision for (benefit from) income taxes	4,544	(2,782)	10,733	204
Net income (loss)	$18,091	$(41,737)	$13,710	$(72,741)

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.05)	$0.02	$(0.08)
Diluted	$0.02	$(0.05)	$0.02	$(0.08)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	867,377	882,408	868,707	875,656
Diluted	893,684	882,408	895,207	875,656

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$18,091	$(41,737)	$13,710	$(72,741)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	20,490	(6,030)	37,479	(54,290)
Net change in unrealized gains (losses) on available-for-sale investments, net of tax	(27)	(7)	(8)	123
Other comprehensive income (loss), net of tax	20,463	(6,037)	37,471	(54,167)
Comprehensive income (loss):	$38,554	$(47,774)	$51,181	$(126,908)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,710	$(72,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,889	32,158
Stock-based compensation expense	49,346	80,982
(Gain) loss from sales of investments, assets and other, net	(206)	160
Accretion and amortization on marketable securities	(172)	322
Change in deferred income taxes and other	4,222	(2,734)
Impairment of intangible assets	—	20,677
Changes in operating assets and liabilities:
Accounts receivable, net	(12,150)	8,743
Income tax receivable	65	1,711
Other assets	294	(2,519)
Accounts payable	(6,012)	(10,171)
Deferred revenue	1,913	2,121
Income tax payable	2,003	—
Other liabilities	(8,705)	(26,436)
Net cash provided by (used in) operating activities	68,197	32,273
Cash flows from investing activities:
Purchases of marketable securities	(255,301)	—
Sales and maturities of marketable securities	—	240,337
Acquisition of property and equipment	(6,878)	(6,621)
Business acquisitions, net of cash acquired	(35,081)	(33,630)
Proceeds from sale of property and equipment	221	3,035
Other investing activities, net	(7,225)	—
Net cash provided by (used in) investing activities	(304,264)	203,121
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(14,576)	(2,163)
Repurchases of common stock	(96,924)	(112,392)
Proceeds from issuance of common stock	8,249	5,570
Net cash provided by (used in) financing activities	(103,251)	(108,985)

Effect of exchange rate changes on cash and cash equivalents	4,108	(2,307)

Net increase (decrease) in cash and cash equivalents	(335,210)	124,102
Cash and cash equivalents, beginning of period	852,467	742,217
Cash and cash equivalents, end of period	$517,257	$866,319

See accompanying notes to consolidated financial statements.

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

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the operations of us and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2017, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, the interim consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the notes to consolidated financial statements are unaudited. These unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated lives of virtual goods that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based compensation expense, and evaluation of goodwill, intangible assets, and long-lived assets for impairment. Actual results could differ materially from those estimates.

Changes in our estimated average life of durable goods resulted in an increase in revenue and income from operations of $0.3 million during the three and nine months ended September 30, 2017, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. There were no changes in our estimated average life for discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods in the three and nine months ended September 30, 2017. These changes in estimates did not impact our earnings per share for the three months ended September 30, 2017. Further, these changes did not impact our basic earnings per share, but had a $0.01 per share impact on our diluted earnings per share, for the nine months ended September 30, 2017.  Changes in our estimated average life of durable goods resulted in an increase in revenue and income from operations of $0.5 million during the three months ended September 30, 2016 and $0.5 million during the nine months ended September 30, 2016, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. We also recognized $0.2 million during the three months ended September 30, 2016 and $3.8 million during the nine months ended September 30, 2016 of revenue and income from operations, due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates did not impact our reported earnings per share for the three months ended September 30, 2016 and had a $0.01 per share impact on our reported earnings per share in the nine months ended September 30, 2016.

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

Based on our initial assessment, a key change in the standard that impacts our revenue recognition relates to the explicit collectability threshold a contract must meet before revenue can be recognized. For certain advertising arrangements where we have assessed that collectability is not reasonably assured due to unfavorable payment terms or a history of slow collections, the current practice is to defer revenue recognition until payment is received. However, under the new standard, we will be required to make an assessment of collectability at the inception of the contract and if deemed probable for collection, recognize revenue at the amount we expect to be entitled to as advertisements are delivered, which will result in an acceleration in revenue recognition compared to the current method. While we are still completing our assessment for the population of advertisers under consideration, we do not expect this change to have a material impact on our revenue.

We previously disclosed the standard would also have an impact on our software licensing related to NaturalMotion technology, which is currently recognized as revenue over time, rather than a point in time. However, as a result of a restructuring plan we implemented in the second quarter of 2017, we will no longer provide maintenance services for any new software licenses sold after June 30, 2017. Therefore, the requirement to estimate the standalone selling price of software licenses separate from any associated maintenance services and recognize revenue for the license when control is transferred will only apply to a small subset of our existing licensing contracts. While this change will result in an acceleration in revenue recognition compared to the current method, the impact will not be material.

We do not anticipate significant changes to our current business processes and systems to support the adoption of the standard in the first quarter of 2018. We are currently in the process of finalizing our transition adjustment and the required disclosures, including the disaggregation of revenue, reconciliation of contract balances and significant judgments used to allow users of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on specific topics related to how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both standards are effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption is permitted. We will adopt the standards in the first quarter of 2018.  While we continue to assess the potential impact of the new standards, we expect the adoption of these standards will have a material impact on our consolidated financial statements due to the balance of our restricted cash.

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

2. Marketable Securities

The following table summarizes our amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale marketable securities as of September 30, 2017 (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	255,002	—	(30)	254,972
Total	$255,002	$—	$(30)	$254,972

All of our available-for-sale marketable securities have contractual maturities of one year or less as of September 30, 2017.  We had no short-term and long-term marketable securities as of December 31, 2016.

Changes in market interest rates and bond yields caused certain investments to fall below their cost basis, resulting in unrealized losses on marketable securities. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of September 30, 2017, we did not consider any of our marketable securities to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

3. Fair Value Measurements

Our financial instruments consist of cash equivalents, marketable securities, and accounts receivable. Accounts receivable, net is stated at its carrying value, which approximates fair value.

Cash equivalents, which consist of money market funds, U.S. government and government agency securities, and corporate debt securities, are carried at fair value.  We estimate fair value as the exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

As of December 31, 2016, our contingent consideration liability represented the estimated fair value of the additional consideration payable in connection with our acquisitions of Zindagi Games, Inc. (“Zindagi”) in the first quarter of 2016 and PuzzleSocial, Inc. (“PuzzleSocial”) in the third quarter of 2016. Under the terms of the acquisition agreements, the contingent consideration of up to $60.0 million for Zindagi and $42.0 million for PuzzleSocial could be payable based on the achievement of certain future performance targets during a period of time following the acquisition date (three years for Zindagi and two and a half years for PuzzleSocial). See further discussion regarding the Zindagi contingent consideration in Note 13 – “Commitments and Contingencies”.  We initially estimated the acquisition date fair value of the contingent consideration liabilities using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows and the timing of those cash flows, and the risk-adjusted discount rate. During the second quarter of 2017, it was determined the future performance of the acquired games would not meet the required performance targets.  As of September 30, 2017, we continue to not expect the future performance of the acquired games to meet the required performance targets for either acquisition. Accordingly, the estimated contingent consideration liabilities for Zindagi and PuzzleSocial remained at zero, which resulted in no impact and a net benefit of $0.9 million recorded to the statement of operations during the three and nine months ended September 30, 2017, respectively.  The net benefit during the nine months ended September 30, 2017 was recognized within research and development expense in our consolidated statement of operations.

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

Level 3 — Unobservable inputs that are supported by little or no market activity.

The composition of our financial assets and liabilities within the fair value hierarchy are as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$262,759	$—	$—	$262,759
Corporate debt securities	—	86,659	—	86,659
Short-term investments:
Corporate debt securities	—	254,972	—	254,972
Total financial assets	$262,759	$341,631	$—	$604,390
Liabilities:
Contingent consideration	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$439,330	$—	$—	$439,330
U.S. government and government agency debt securities	—	19,987	—	19,987
Corporate debt securities	—	269,767	—	269,767
Total financial assets	$439,330	$289,754	$—	$729,084
Liabilities:
Contingent consideration	$—	$—	$901	$901

We did not have any transfers between valuation levels from December 31, 2016 to September 30, 2017.

The following table presents the activity for the nine months ended September 30, 2017 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Zindagi	PuzzleSocial	Total
Contingent consideration liability – December 31, 2016	$180	$721	$901
Fair value adjustments	(180)	(721)	(901)
Contingent consideration liability – September 30, 2017	$—	$—	$—

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer equipment	$28,356	$27,046
Software	32,051	31,102
Land	89,130	89,130
Building	197,343	197,689
Furniture and fixtures	10,783	10,494
Leasehold improvements	8,712	8,071
Total property and equipment, gross	$366,375	$363,532
Less accumulated depreciation	(100,254)	(94,093)
Total property and equipment, net	$266,121	$269,439

5. Acquisitions

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

The following table summarizes the purchase date fair value of acquired net intangible assets from Harpan (in thousands):

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

6. Goodwill and Other Intangible Assets, net

The following table presents the changes to goodwill for the nine months ended September 30, 2017 (in thousands):

Goodwill – December 31, 2016	$613,335
Additions	14,610
Foreign currency translation and other adjustments (1)	32,926
Goodwill – September 30, 2017	$660,871

(1)	The increase is primarily related to translation gains on goodwill associated with the acquisition of NaturalMotion which the functional currency is denominated in British Pounds.

The details of our acquisition-related intangible assets as of September 30, 2017 are as follows (in thousands):

	September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$176,768	$(147,990)	$28,778
Trademarks, branding and domain names	16,290	(10,170)	6,120
Noncompetition agreements	7,390	(2,155)	5,235
Acquired lease intangibles	5,708	(5,324)	384
Total	$206,156	$(165,639)	$40,517

The details of our acquisition-related intangible assets as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$150,826	$(132,123)	$18,703
Trademarks, branding and domain names	16,290	(10,063)	6,227
Acquired lease intangibles	5,708	(5,208)	500
Total	$172,824	$(147,394)	$25,430

The intangible assets include $6.1 million of indefinite-lived intangible assets as of September 30, 2017 and December 31, 2016. The remaining assets were, and continue to be, amortized on a straight-line basis.  Amortization expense related to other intangible assets was $3.5 million and $13.0 million for the three and nine months ended September 30, 2017, respectively. Comparatively, amortization expense related to other intangible assets was $7.4 million and $22.8 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2017	$3,245
2018	12,400
2019	7,548
2020	6,293
2021	4,230
Thereafter	681
Total	$34,397

7. Income Taxes

The expense from income taxes increased by $7.3 million and $10.5 million in the three and nine months ended September 30, 2017, respectively, as compared to the same period of the prior year. The increase in the three and nine months ended September 30, 2017 was primarily attributable to an increase in foreign tax expense related to changes in our jurisdictional mix of earnings.

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued accounts payable	$25,466	$24,119
Accrued compensation liability	23,517	22,554
Accrued restructuring liability	3,404	4,987
Other current liabilities	25,381	24,094
Total other current liabilities	$77,768	$75,754

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Accrued restructuring liability represents amounts payable related to our restructuring plans. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits, vendor expenses and amounts held in escrow related to acquisitions.

9. Restructuring

Summary of Restructuring Plans

During the three and nine months ended September 30, 2017, we recorded the following net restructuring charges within our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$867	$—	$1,200	$124
General and administrative	128	(49)	373	2,005
Total restructuring charges	$995	$(49)	$1,573	$2,129

Significant restructuring activities related to the Company's employees and other charges, summarized by plan, are presented in the table below (in thousands):

	Q3 2017	Q2 2017	Q2 2015
	Restructuring Plan	Restructuring Plan	Restructuring Plan
Restructuring liability – December 31, 2016	$—	$—	$19,388
Restructuring expense and adjustments	845	1,301	(560)
Cash payments	(838)	(1,177)	(3,890)
Restructuring liability – September 30, 2017	$7	$124	$14,938
Cumulative costs to date, as of September 30, 2017	$845	$1,301	$34,215
Total costs expected to be incurred, as of September 30, 2017	$1,011	$1,436	$34,215

Q3 2017 Restructuring Plan

During the third quarter of 2017, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.8 million of expense in the three and nine months ended September 30, 2017, which is included in operating expenses in our consolidated statement of operations. The $0.8 million restructuring charge is comprised of $0.6 million of employee severance costs and $0.2 million of other costs. The remaining liability as of September 30, 2017 is expected to be paid out over the next quarter.

Q2 2017 Restructuring Plan

During the second quarter of 2017, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded expense of less than $0.1 million and $1.3 million in the three and nine months ended September 30, 2017, respectively, which is included in operating expenses in our consolidated statement of operations. The $1.3 million restructuring charge is comprised of $1.2 million of employee severance costs and $0.1 million of other costs. The remaining liability as of September 30, 2017 is expected to be paid out over the next year.

Q2 2015 Restructuring Plan

During the second quarter of 2015, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded a net benefit of $0.1 million and $0.6 in the three and nine months ended September 30, 2017, respectively, which is included in operating expenses in our consolidated statement of operations. The remaining liability as of September 30, 2017 is expected to be paid out over the next 4.7 years.

10. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee and consultant stock options, restricted stock, and restricted stock units (“ZSUs”) in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$435	$1,049	$1,425	$2,825
Research and development	10,097	18,662	32,293	63,078
Sales and marketing	1,891	1,541	5,429	5,738
General and administrative	3,166	3,223	10,199	9,341
Total stock-based compensation expense	$15,589	$24,475	$49,346	$80,982

The following table shows stock option activity for the nine months ended September 30, 2017 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2016	36,858	$2.08	$26,411	6.81
Granted	848	3.62
Forfeited and cancelled	(3,014)	3.60
Exercised	(2,166)	1.29
Balance as of September 30, 2017	32,526	$2.03	$57,771	6.44

The following table shows a summary of ZSU activity for the nine months ended September 30, 2017 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2016	59,452	$2.66	$152,792
Granted	16,262	3.36
Vested	(15,941)	2.84
Forfeited and cancelled	(13,862)	2.63
Unvested as of September 30, 2017	45,911	$2.86	$173,544

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance as of December 31, 2016	$(128,671)	$(23)	$(128,694)
Other comprehensive income (loss) before reclassifications	37,479	(8)	37,471
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	37,479	(8)	37,471
Balance as of September 30, 2017	$(91,192)	$(31)	$(91,223)

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In the first and second quarter of 2017, we repurchased 34.2 million shares for our Class A common stock under the repurchase program at a weighted average price of $2.70 per share for a total of $92.9 million. In the third quarter of 2017, we did not repurchase any shares under the repurchase program.

All shares repurchased under the 2016 Share Repurchase Program were made through open market purchases under 10b5-1 plans, and were subsequently retired.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,
	2017			2016
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
BASIC:
Net income (loss) attributable to common stockholders	$16,240	$1,423	$428	$(36,203)	$(4,564)	$(970)
Weighted-average common shares outstanding	778,614	68,246	20,517	765,403	96,488	20,517
Basic net income (loss) per share	$0.02	$0.02	$0.02	$(0.05)	$(0.05)	$(0.05)
DILUTED:
Net income (loss) attributable to common stockholders	$16,240	$1,423	$428	$(36,203)	$(4,564)	$(970)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	428	—	—	(970)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	1,423	—	—	(4,564)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	129	(13)	—	—	—
Net income (loss) attributable to common stockholders-diluted	$18,091	$1,552	$415	$(41,737)	$(4,564)	$(970)
Weighted-average common shares outstanding-basic	778,614	68,246	20,517	765,403	96,488	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	68,246	—	—	96,488	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	10,125	8,438	—	—	—	—
ZSUs	15,284	—	—	—	—	—
Performance-based ZSUs	898	—	—	—	—	—
Weighted-average common shares outstanding-diluted	893,684	76,684	20,517	882,408	96,488	20,517
Diluted net income (loss) per share	$0.02	$0.02	$0.02	$(0.05)	$(0.05)	$(0.05)

	Nine Months Ended September 30,
	2017			2016
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
BASIC:
Net income (loss) attributable to common stockholders	$12,223	$1,155	$324	$(62,306)	$(8,731)	$(1,704)
Weighted-average common shares outstanding	774,917	73,273	20,517	750,038	105,101	20,517
Basic net income (loss) per share	$0.02	$0.02	$0.02	$(0.08)	$(0.08)	$(0.08)
DILUTED:
Net income (loss) attributable to common stockholders	$12,223	$1,155	$324	$(62,306)	$(8,731)	$(1,704)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	324	—	—	(1,704)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	1,155	—	—	(8,731)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	95	(10)	—	—	—
Net income (loss) attributable to common stockholders-diluted	$13,702	$1,250	$314	$(72,741)	$(8,731)	$(1,704)
Weighted-average common shares outstanding-basic	774,917	73,273	20,517	750,038	105,101	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	73,273	—	—	105,101	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	9,366	8,373	—	—	—	—
ZSUs	16,236	—	—	—	—	—
Performance-based ZSUs	898	—	—	—	—	—
Weighted-average common shares outstanding-diluted	895,207	81,646	20,517	875,656	105,101	20,517
Diluted net income (loss) per share	$0.02	$0.02	$0.02	$(0.08)	$(0.08)	$(0.08)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and employee stock purchase plan	11,859	29,814	17,440	25,817
Restricted shares	—	3,344	467	4,165
ZSUs	88	62,587	4,330	62,850
Total	11,947	95,745	22,237	92,832

12. Leases

Rental Income

During the second quarter of 2017, the Company entered into an industrial gross lease agreement to provide approximately 287 thousand square feet of its office space in San Francisco, California to a tenant for total minimum rental payments of $167.3 million to be received over the term of the lease.  The tenant will occupy approximately 43% of the Company owned building, and the agreement provides for escalating rent payments and various lease incentives, including a rent holiday and tenant improvement allowances, that will be straight-lined over the lease term concluding in February 2027.  In connection with executing the lease agreement, the Company accrued deferred lease origination costs of $6.5 million.  The Company provided the tenant access to the building starting in September 2017, and accordingly recorded both a lease incentive receivable and obligation to pay for $24.9 million of tenant improvements.  In addition, the Company commenced its recognition of monthly rental income, net of the lease incentives and amortization of the lease origination costs, within other income and expense, net in the consolidated statement of operations.

As of September 30, 2017, cash to be received from future minimum rentals for the noncancelable lease term are as follows (in thousands):

Year ending December 31:
Remaining 2017	$—
2018	6,457
2019	11,345
2020	14,369
2021	20,287
Thereafter	114,877
Total	$167,335

Lease Commitments

We have entered into operating leases for office facilities. As of September 30, 2017, future minimum lease payments related to these leases are as follows (in thousands):

Year ending December 31:
Remaining 2017	$1,010
2018	3,895
2019	3,136
2020	1,254
2021	672
Thereafter	33
Total	$10,000

13. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but do not necessarily represent the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. As of September 30, 2017, future minimum guarantee royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2017	$10,782
2018	8,500
2019	8,750
2020	2,250
2021 and thereafter	—
Total	$30,282

Other Purchase Commitments

We have entered into several contracts for hosting of data systems and other services. As of September 30, 2017, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2017	$8,449
2018	5,778
2019	1,950
2020	285
2021 and thereafter	—
Total	$16,462

Legal Matters

We are involved in legal and regulatory proceedings on an ongoing basis. Some of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we have disclosed such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs that may require us to change our business practices in a manner that could have a material adverse impact on our business. There are no amounts accrued for legal and regulatory proceedings for which we believe a loss is probable as of September 30, 2017.  We recognize legal expenses as incurred.

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below. On May 2, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action that is discussed in further detail below. At a status conference on March 8, 2017, the court stayed the action, in light of the Company’s formation of a special litigation committee discussed below. At a status conference on September 29, 2017, the court extended the stay in the action until April 9, 2018.

Beginning on August 16, 2012, four stockholder derivative actions were filed in the U.S. District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 27, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below.  On April 27, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action discussed below. On January 26, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until July 14, 2017. On August 17, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until September 29, 2017. On October 27, 2017, the court endorsed a stipulation among the parties provided for further stay of this action until April 9, 2018.

On April 4, 2014, a derivative action was filed in the Court of Chancery of the State of Delaware captioned Sandys v. Pincus, et al. Case No. 9512-CB. On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the court granted the Company’s motion to dismiss. On March 29,

2016, plaintiff filed a notice of appeal of the court’s order dismissing the action.  On December 5, 2016, the Delaware Supreme Court reversed the Court of Chancery’s dismissal and remanded the case for further proceedings. On June 7, 2017, the court endorsed a stipulation among the parties staying the action through July 31, 2017, in light of the Company’s formation of a special litigation committee.  On July 18, 2017, the court endorsed a stipulation among the parties continuing the stay in the action through September 7, 2017.  On September 11, 2017, the court endorsed a stipulation among the parties continuing the stay in the action through October 31, 2017.

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

On February 3, 2017, our Board of Directors established a special litigation committee (the “Special Litigation Committee”) currently consisting of Janice Roberts and Carol Mills, to investigate the claims asserted against certain former and current officers and directors of the Company in the shareholder derivative suits described above (collectively, the “Derivative Litigation”). Our Board of Directors determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Derivative Litigation. The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss or consensually resolve the claims asserted in the Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by our Board of Directors and in all respects shall be binding upon the Company.

Mayer et al. v. Zynga

On March 31, 2017, Umrao Mayer, George Simmons, Zindagi Games, Inc., and Cam Tech Building, LLC initiated an arbitration against the Company.  In their Statement of Claims, the claimants asserted five claims for relief, including breach of contracts, breach of the implied covenant of good faith and fair dealing, estoppel, conversion, and declaratory relief with respect to allegedly unlawful Non-Competition, Non-Solicitation and Non-Disparagement agreements entered into with Messrs. Mayer and Simmons (the “Non-Solicitation Agreements”).  The primary allegations made by the claimants are that the Company (i) breached an Asset Purchase Agreement dated December 30, 2015 between Zindagi Games, Inc., Messrs. Mayer and Simmons, and the Company (the “Zindagi Acquisition Agreement”) by failing to provide the claimants an opportunity to achieve an earnout payment, (ii) is unlawfully withholding an escrow payment due under the Zindagi Acquisition Agreement, (iii) improperly terminated Messrs. Mayer and Simmons on November 29, 2016, (iv) breached a lease agreement, and (v) required Messrs. Mayer and Simmons to enter into the Non-Solicitation Agreements, which contained unlawful non-solicitation and non-competition provisions.  The claimants assert that they are entitled to compensatory damages in excess of $60 million, the release of $875,000 plus interest being held in escrow, exemplary damages, damages for the remaining lease payments, declaratory relief, and attorneys’ fees and costs.  On May 1, 2017, the Company filed its response, including a general denial of the allegations and a counterclaim for $2.5 million due to the termination of Messrs. Mayer and Simmons for “Cause” under the Zindagi Acquisition Agreement.  The Company is also seeking its attorneys’ fees and costs.  On September 6, 2017, the claimants and the Company agreed to amend certain provisions of the Non-Solicitation Agreements prospectively.  However, the Company expressly reserved the right to pursue claims for violation by the claimants of the Non-Solicitation Agreements arising before September 6, 2017.  On September 11, 2017, the claimants dismissed their claim for declaratory relief regarding the enforceability of the Non-Solicitation Agreements.  On September 26, 2017, the Company amended its response to include new counterclaims for breaches of the contract and fraudulent concealment arising out of allegations that Messrs. Mayer and Simmons improperly handled the Company’s confidential information.  The arbitration hearing date has been set for January 29, 2018.  While there can be no assurance of favorable outcomes, the Company believes it has meritorious counterclaims and defenses and will vigorously defend this action, and, accordingly, believes a loss, while possible, is not probable for this action.  Further, the Company does not believe a reasonable estimate of potential loss or range of potential loss, if any, is determinable at this time.

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

14. Geographical Information

The following represents our revenue based on the geographic location of our players (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$145,255	$126,412	$413,228	$375,595
All other countries (1)	79,340	56,012	214,882	175,285
Total revenue	$224,595	$182,424	$628,110	$550,880

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The following represents our property and equipment, net by location (in thousands):

	September 30,	December 31,
	2017	2016
United States	$263,192	$267,324
All other countries	2,929	2,115
Total property and equipment, net	$266,121	$269,439

15. Subsequent Events

On November 1, 2017, the Company entered into a purchase agreement to acquire the mobile card game studio of Peak Oyun Yazilim Ve Pazarlama Anonim Sirketi (Peak Games) for $100.0 million in cash.  The acquisition is subject to regulatory approval and is expected to close in December 2017.  As the initial accounting for the business combination is incomplete as of the date of this filing, we will record the preliminary purchase price allocation in the fourth quarter of 2017.

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

Overview

We are a leading provider of social game services with approximately 80 million average monthly active users of our games (“MAUs”) in the third quarter of 2017. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate revenue through the in-game sale of virtual goods and advertising services.

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

In 2017, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the three months ended September 30, 2017, we estimate that 50%, 34% and 11% of our revenue and 51%, 35% and 10% of our bookings were generated from Apple, Google and Facebook, respectively, while in the same period of the prior year, we estimate that 48%, 30% and 17% of revenue and 50%, 30% and 15% of our bookings were generated from Apple, Google and Facebook, respectively. These percentages are estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

For all payment transactions in our games under Facebook’s local currency-based payments model, Facebook remits to us 70% of the amount charged to our player. On platforms other than Facebook, players purchase our virtual goods through various widely accepted payment methods offered in the games, including PayPal, Apple iTunes accounts, Google Wallet and credit cards.

Advertising and other. Advertising revenue primarily includes engagement ads and offers, mobile and display ads, branded virtual goods and sponsorships. We generally report our advertising revenue net of amounts due to advertising agencies and brokers. Other revenue includes software licensing and maintenance related to technology acquired in our acquisition of NaturalMotion as well as licensing of our brands.

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

We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not intended to be considered in isolation of, as a substitute for, or as superior to, revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Revenue to Bookings:
Revenue	$224,595	$182,424	$628,110	$550,880
Change in deferred revenue	(11,108)	14,299	1,913	2,121
Bookings	$213,487	$196,723	$630,023	$553,001

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(users and payers in millions)
Average DAUs (1)	21	18	21	19
Average MAUs (1)	80	66	77	65
Average MUUs (2)	51	57	53	54
Average MUPs (2)	1.2	1.3	1.2	1.1
ABPU	$0.113	$0.116	$0.110	$0.109

(1)

Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games are included incrementally in DAU and MAU because we do not have the third party network login data to link an individual who has played under multiple user accounts. As such, actual DAU and MAU may be lower than reported due to the potential duplication of these individuals.

(2)

For the three and nine months ended September 30, 2017, MUUs and MUPs exclude Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games. For the three months ended September 30, 2016, MUUs and MUPs exclude Daily Celebrity Crossword and Vegas Diamond Slots. For the nine months ended September 30, 2016, MUUs and MUPs exclude Daily Celebrity Crossword, Black Diamond Casino, Vegas Diamond Slots, Yummy Gummy and Crazy Kitchen. These games are excluded to avoid potential double counting of MUUs and MUPs as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs and MAUs increased in the three months ended September 30, 2017 as compared to the same period of the prior year primarily due to the contribution from Solitaire, which was acquired from Harpan in the first quarter of 2017, in addition to strong performance from Zynga Poker and Words with Friends. Average DAUs and MAUs also included the contribution from games on mobile messenger platforms (i.e. iMessage and Facebook Messenger). Average MUUs decreased in the three months ended September 30, 2017 as compared to the same period of the prior year primarily due to declines in unique users for CSR Racing 2 and FarmVille 2. Average MUPs decreased in the three months ended September 30, 2017 as compared to the same period of the prior year, primarily due to slight declines in unique payers from CSR Racing 2, FarmVille 2 and Wizard of Oz Slots. ABPU decreased in the three months ended September 30, 2017 as compared to the same period of the prior year, due to average DAUs increasing faster than bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last five quarters:

	For the Three Months Ended:
	Sept 30, 2017	June 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016
Average monthly unique payer bookings (in thousands) (1)	$54,603	$54,475	$54,460	$49,711	$48,303
Average MUPs (in millions) (2)	1.2	1.2	1.3	1.2	1.3
Monthly unique payer bookings per MUP (3)	$46	$45	$42	$41	$37

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising. For the first, second, and third quarters of 2017, bookings from Daily Celebrity Crossword and our Solitaire games are excluded. For the third and fourth quarters of 2016, bookings from Vegas Diamond Slots and Daily Celebrity Crossword are excluded.

(2)

For the first, second, and third quarters of 2017, MUUs and MUPs exclude Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games. For the third and fourth quarters of 2016, MUPs exclude Daily Celebrity Crossword and Vegas Diamond Slots.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

When comparing the three months ended September 30, 2017 to the three months ended June 30, 2017, average monthly unique payer bookings and average monthly unique payer bookings per MUP were flat. When comparing the three months ended September 30, 2017 to the same period of the prior year, average monthly unique payer bookings increased primarily due to the bookings contribution from new games launched in 2016 such as FarmVille: Tropic Escape (launched in August 2016) and Dawn of Titans (launched in December 2016), in addition to bookings growth from existing games such as Zynga Poker. Monthly unique payer bookings per MUP increased in the three months ended September 30, 2017 compared to the same period of the prior year due to an increase in monthly unique payer bookings and a decrease in average MUPs.

Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new market and distribution platforms.

Q3 2017 Highlights

•	Investment in marketable securities. During the third quarter of 2017, we invested $255.3 million in short-term available-for-sale marketable securities.
•

Q3 2017 Restructuring. During the three months ended September 30, 2017, we implemented the Q3 2017 restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. We recorded a $0.8 million restructuring charge in the three months ended September 30, 2017 related to this plan.

•

Rental Income. In the second quarter of 2017, the Company entered into an industrial gross lease agreement to provide approximately 287 thousand square feet of its office space in San Francisco, California to a tenant for total minimum rental payments of $167.3 million to be received by the Company over the term of the lease.  The Company provided the tenant access to the building starting in September 2017 and accordingly, commenced recognition of rental income, net of the lease incentives and amortization of the lease origination costs.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store, Google Play App Store and Facebook. Virtual goods for our games are purchased through the payment processing systems of these platform providers. To date, we have generated a significant portion of our bookings, revenue and players through the Apple, Google and Facebook platforms and expect to continue to do so for the foreseeable future. We are generating an increasing portion of our bookings, revenue and players through the Apple App Store and Google Play App Store and expect that this trend will continue as we launch more games for mobile devices. Apple, Google and Facebook generally have the discretion to change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us.

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

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue by type:
Online game	$175,253	$134,254	31%	$492,479	$407,134	21%
Advertising and other	49,342	48,170	2%	135,631	143,746	(6)%
Total revenue	$224,595	$182,424	23%	$628,110	$550,880	14%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total revenue increased $42.2 million in the three months ended September 30, 2017 compared to the same period of the prior year, while bookings increased $16.8 million in the three months ended September 30, 2017 compared to the same period of the prior year. Average DAUs increased from 18 million in the three months ended September 30, 2016 to 21 million in the three months ended September 30, 2017, ABPU decreased from $0.116 in the three months ended September 30, 2016 to $0.113 in the three months ended September 30, 2017 and average MUPs decreased from 1.3 million in the three months ended September 30, 2016 to 1.2 million in the three months ended September 30, 2017.

Online game revenue increased $41.0 million in the three months ended September 30, 2017 compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CSR Racing 2, Zynga Poker, Dawn of Titans and FarmVille: Tropic Escape in the amounts of $18.6 million, $14.2 million, $10.1 million and $6.8 million, respectively. Online game revenue increased for CSR Racing 2 as a result of an increased amortization of prior period deferred revenue. As we recognize revenue from the sale of durable virtual goods ratably over the estimated playing period of paying players, revenue for CSR Racing 2 includes amortization of higher deferred revenue resulting from its launch in June 2016, which has a more significant impact on current period revenue. Online game revenue increased for Zynga Poker due to growth in bookings and audience metrics in this game, while online game revenue increased for Dawn of Titans and FarmVille: Tropic Escape as these games were launched in December 2016 and August 2016, respectively. The overall increase in online game revenue was offset by decreases in online game revenue from Empires and Allies 2, FarmVille 2 and CSR Racing in the amounts of $7.4 million, $2.7 million and $1.4 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the net remaining increase of $2.8 million.

In the three months ended September 30, 2017, changes in our estimated average life of durable virtual goods for various games resulted in an increase in online game revenue and income from operations of $0.3 million, which is due to adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in online game revenue and income from operations of $0.5 million. For the three months ended September 30, 2016, we also recognized $0.2 million of online game revenue and income from operations due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates did not impact our earnings per share (basic and diluted) for the three months ended September 30, 2017 and 2016.

In the three months ended September 30, 2017, Zynga Poker and CSR Racing 2 were our top revenue-generating games and comprised 22% and 14%, respectively, of our online game revenue for the period. In the three months ended September 30, 2016, Zynga Poker, Wizard of Oz Slots, Hit It Rich! Slots and FarmVille 2 were our top revenue-generating games and comprised 19%, 12%, 12% and 11%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual goods accounted for 43% of online game revenue in the three months ended September 30, 2017 and 48% of online game revenue in the same period of the prior year. Durable virtual goods accounted for 57% of online game revenue in the three months ended September 30, 2017 and 52% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual goods was eight months in the three months ended September 30, 2017, compared to nine months in the same period of the prior year.

Advertising and other revenue increased $1.2 million in the three months ended September 30, 2017 as compared to the same period in the prior year primarily due to a $1.1 million increase in in-game offers, engagement ads, and other revenue. The primary cause of the increase in other revenue was due to the execution of final software contracts with our customers to wind down NaturalMotion's third party licensing and middleware business.  These contracts did not have an ongoing maintenance component and therefore were recognized upon delivery of the software.  The increase in advertising and other revenue was also supplemented by a $0.6 million increase in licensing revenue. These increases were offset by a $0.5 million decrease in in-game display ads, which was attributed to a lower return on our advertisements as our effective cost per thousand impressions (“eCPM”) declined from the prior year due to a shift in our advertising product mixture.

International revenue as a percentage of total revenue was 35% in the three months ended September 30, 2017 and 31% in the same period of the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total revenue increased $77.2 million in the nine months ended September 30, 2017 compared to the same period of the prior year, while bookings increased $77.0 million in the nine months ended September 30, 2017 compared to the same period of the prior year. Average DAUs increased from 19 million in the nine months ended September 30, 2016 to 21 million in the nine months ended September 30, 2017, ABPU increased from $0.109 in the nine months ended September 30, 2016 to $0.110 in the nine months ended September 30, 2017 and average MUPs increased from 1.1 million in the nine months ended September 30, 2016 to 1.2 million in the nine months ended September 30, 2017.

Online game revenue increased $85.3 million in the nine months ended September 30, 2017 compared to the same period of the prior year. This increase is primarily attributable to increases in revenue from CSR Racing 2, Zynga Poker, Dawn of Titans and FarmVille: Tropic Escape in the amounts of $60.6 million, $32.3 million, $19.8 million, and $17.8 million, respectively. Online game revenue increased for Zynga Poker due to growth in bookings and audience metrics in this game, while online game revenue increased for CSR Racing 2, Dawn of Titans and FarmVille: Tropic Escape as these games were launched in June 2016, December 2016 and August 2016, respectively. The overall increase in online game revenue was offset by decreases in online game revenue from Empires and Allies 2, FarmVille 2 and CSR Racing in the amounts of $26.8 million, $14.0 million and $9.5 million, respectively, due to the overall decay rate in bookings and audience metrics in these games. All other games accounted for the remaining net increase of $5.1 million.

In the nine months ended September 30, 2017, Zynga Poker and CSR Racing 2 were our top revenue-generating games and comprised 22% and 13%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2016, Zynga Poker, Wizard of Oz Slots, Hit It Rich! Slots and FarmVille 2 were our top revenue-generating games and comprised 19%, 14%, 13% and 12%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

In the nine months ended September 30, 2017, changes in our estimated average life of durable virtual goods for various games resulted in an increase in online game revenue and income from operations of $0.3 million, which is due to adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. This change in estimate did not impact our basic earnings per share, but had a $0.01 per share impact on our diluted earnings per share for the nine months ended September 30, 2017. For the same period in the prior year, changes in our estimated average life of durable virtual goods resulted in an increase in online game revenue and income from operations of $0.5 million. We also recognized $3.8 million of online game revenue and income from operations in the nine months ended September 30, 2016 due to changes in our estimated average life of durable virtual goods for games that have been discontinued as there is no further service obligation after the closure of these games. These changes in estimates resulted in a $0.01 per share impact on our earnings per share in the prior year.

Consumable virtual goods accounted for 45% of online game revenue in the nine months ended September 30, 2017 and 48% of online game revenue in the same period of the prior year. Durable virtual goods accounted for 55% of online game revenue in the nine months ended September 30, 2017 and 52% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual goods was eight months in the nine months ended September 30, 2017 compared to nine months in the nine months ended September 30, 2016.

Advertising and other revenue decreased $8.1 million in the nine months ended September 30, 2017 as compared to the same period in the prior year primarily due to a $9.4 million decrease in in-game display ads. The decrease in in-game display ads was attributed to a lower return on our advertisements as our “eCPM” declined from the prior year due to a shift in our advertising product mixture. The decrease in advertising and other revenue was offset by a $1.3 million increase in licensing revenue.

International revenue as a percentage of total revenue was 34% in the nine months ended September 30, 2017 and 32% in the same period of the prior year

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$65,907	$62,675	5%	$194,956	$175,917	11%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Cost of revenue increased $3.2 million in the three months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $7.1 million increase in payment processing fees from bookings generated from mobile payment processors, offset by a $3.4 million decrease from lower amortization expense due to an impairment of intangible assets recorded in the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Cost of revenue increased $19.0 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $32.3 million increase in payment processing fees from bookings generated from mobile payment processors.  The increase was offset by $10.2 million less expense from lower amortization resulting from intangible assets fully amortized in the three months ended March 31, 2017 and an impairment of intangible assets recorded in the three months ended September 30, 2016.  The increase was also offset by a $5.0 million decrease in hosting costs due to data center migration.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$60,966	$73,913	(18)%	$194,783	$227,883	(15)%

Three Months Ended September 30, 2017 Compared to Three Months September 30, 2016

Research and development expenses decreased $12.9 million in the three months ended September 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to decreases of $8.6 million in stock-based compensation expense, $8.3 million in headcount-related expenses, and $1.9 million in consulting expenses.  These decreases were offset by a $5.8 million benefit that was recognized during the three months ended September 30, 2016 to adjust the fair value of the contingent consideration liabilities related to our Rising Tide acquisition.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Research and development expenses decreased $33.1 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to decreases of $30.8 million in stock-based compensation expense, $11.5 million in headcount-related expenses, and $8.5 million in consulting expenses.  The nine months ended September 30, 2017 also included a benefit of $0.9 million to adjust the fair value of the contingent consideration liabilities for Zindagi and PuzzleSocial.  However, this benefit was offset by a $18.2 million benefit that was recognized during the nine months ended September 30, 2016 to adjust the fair value of the contingent consideration liabilities related to the Rising Tide and Zidagi acquisitions that did not repeat in the nine months ended September 30, 2017, resulting in an net increase of $17.3 million for the nine months ended September 30, 2017.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$53,944	$49,802	8%	$151,765	$136,777	11%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Sales and marketing expenses increased $4.1 million in the three months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $1.8 million increase in headcount-related expenses and a $1.5 million increase in marketing expense due to higher mobile player acquisition costs, primarily for Poker Mobile and our Solitaire games, and other marketing costs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Sales and marketing expenses increased $15.0 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $8.4 million increase in marketing expense due to higher mobile player acquisition costs, primarily for Poker Mobile, CSR Racing 2 and Wizard of Oz: Magic Match. The increase was also attributed to a $3.8 million increase in headcount-related expenses.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$23,826	$21,656	10%	$69,942	$69,414	1%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

General and administrative expenses increased $2.2 million in the three months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $2.6 million increase in consulting and legal expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

General and administrative expenses increased $0.5 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a $5.1 million increase in consulting and legal expenses and $1.7 million of depreciation, offset by a $2.8 million decrease in headcount-related expenses and $1.6 million decrease in restructuring expenses.

Impairment of intangible assets

There was no impairment of intangible assets recognized in the three and nine months ended September 30, 2017.  However, in the three and nine months ended September 30, 2016, we recorded $20.6 million of impairment on intangible assets. Our financial forecast as of September 30, 2016, indicated a reduction of future performance for certain games associated with developed technology previously acquired from Rising Tide and Zindagi. As a result, we evaluated these assets for recoverability and determined the estimated fair values of Rising Tide’s and Zindagi’s intangible assets were $18.2 million and $2.4 million lower, respectively, than their carrying values as of September 30, 2016.

Interest income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Interest Income	$1,502	$800	88%	$3,548	$2,266	57%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Interest income increased by $0.7 million in the three months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a slightly higher rate of return due to the investment in marketable securities in the third quarter of 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Interest income increased by $1.3 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to a slightly higher rate of return on our cash and cash equivalents and our investment in marketable securities in the third quarter of 2017.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$1,181	$980	21%	$4,231	$4,985	(15)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Other income (expense), net increased by $0.2 million in the three months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to increased net rental income of $1.2 million, offset by $1.0 million of increased transaction losses due to exchange rate changes on foreign currency transactions.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Other income (expense), net decreased by $0.8 million in the nine months ended September 30, 2017 compared to the same period of the prior year. The decrease was primarily attributable to $1.6 million of increased transaction losses due to exchange rate changes on foreign currency transactions, offset by decreased interest expense of $0.6 million and $0.2 million of gains from the sale of property and equipment.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$4,544	$(2,782)	NM	$10,733	$204	NM

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The provision for income taxes increased by $7.3 million in the three months ended September 30, 2017 compared to the same period of the prior year. The increase was primarily attributable to $4.0 million less benefit recognized for the release of our U.S. valuation allowance related to the acquisition of PuzzleSocial in the three months ended September 30, 2016 compared to no release in the three months ended September 30, 2017, and an increase in foreign tax expense of $2.4 million related to changes in our jurisdictional mix of earnings.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The provision for income taxes increased by $10.5 million in the nine months ended September 30, 2017 as compared to the same period of the prior year. The increase was primarily attributable to $4.0 million less benefit recognized for the release of our U.S. valuation allowance related to the acquisition of PuzzleSocial in the nine months ended September 30, 2016 compared to no release in the nine months ended September 30, 2017, and an increase in foreign tax expense of $6.1 million related to changes in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(6,878)	$(6,621)
Depreciation and amortization	23,889	32,158
Cash flows provided by (used in) operating activities	68,197	32,273
Cash flows provided by (used in) investing activities	(304,264)	203,121
Cash flows provided by (used in) financing activities	(103,251)	(108,985)

Our principal liquidity requirements are our lease, licensing, and marketing commitments, capital expenditure needs, including strategic purchases and acquisitions, and any share repurchase activity we choose to effect, such as the 2016 Share Repurchase Program. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be sure that these sources will be sufficient to finance our operations and our share repurchase activity, and we may seek additional financing in the future. As of September 30, 2017, we had cash and cash equivalents of approximately $517.3 million, which consisted of cash, money market funds, and corporate debt securities.

In November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock. In the first and second quarter of 2017, we repurchased 34.2 million shares of our Class A common stock at a weighted average price of $2.70 per share for a total of $92.9 million. In the third quarter of 2017, we did not repurchase any shares under the repurchase program.

Operating Activities

After our net income of $13.7 million is adjusted to exclude non-cash items, operating activities provided $68.2 million of cash during the nine months ended September 30, 2017. Significant non-cash items included stock-based compensation expense of $49.3 million and depreciation and amortization of $23.9 million. Changes in our operating assets and liabilities declined $22.6 million in the nine months ended September 30, 2017, primarily due to changes in accounts receivable, other liabilities, and accounts payable of $12.2 million, $8.7 million and $6.0 million, respectively, offset by a change in income tax payable and deferred revenue of $2.0 and $1.9 million, respectively.

Investing Activities

Investing activities used $304.3 million of cash and cash equivalents during the nine months ended September 30, 2017. The primary outflow of cash associated with investing activities was the purchase of $255.3 million of marketable securities and our acquisition of Solitaire games from Harpan in the first quarter of 2017 for approximately $42.5 million, of which approximately $7.4 million was allocated to the noncompetition agreements and $35.1 million was allocated to developed technology and goodwill.

Financing Activities

Financing activities used $103.3 million of cash and cash equivalents during the nine months ended September 30, 2017. The primary outflow of cash associated with financing activities was $96.9 million of repurchases of Class A common stock.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements in the three months ended September 30, 2017 or in any prior periods as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations (1)

Year ending December 31:	Lease	Licensor	Marketing	Other	Total
Remaining 2017	$1,010	$10,782	$—	$8,449	$20,241
2018	3,895	8,500	—	5,778	18,173
2019	3,136	8,500	250	1,950	13,836
2020	1,254	2,000	250	285	3,789
2021	672	—	—	—	672
Thereafter	33	—	—	—	33
Total contractual obligations	$10,000	$29,782	$500	$16,462	$56,744

(1)

The amounts represented in the table above reflect our minimum cash obligations for the respective calendar years based on contractual terms, but do not necessarily represent the periods in which the costs will be expensed in the Company’s consolidated statement of operations.

We do not have any material capital lease obligations, and all of our property, equipment and software have been purchased with cash.

Lease Commitments

Our lease commitments consist of operating leases for our office facilities.

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

Please refer to Part II, Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 for a more complete discussion of our critical accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 13 —“Commitments and Contingencies” in Part I, Item I “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

Our industry is intensely competitive. If consumers prefer our competitors’ products or services over our own, our operating results could suffer.*

Competition in the gaming industry, especially the mobile gaming segment, is intense. Many new games are introduced in each major industry segment (mobile, web, and PC free-to-download), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Electronic Arts (EA Mobile), Activision Blizzard (the parent company of King Digital), Vivendi (the parent company of Gameloft), Glu Mobile, Netmarble (the parent company of Kabam), Jam City, Machine Zone, Pocket Gems, Rovio, Supercell, Playtika, DoubleU (the parent company of DoubleDown), Churchill Downs (the parent company of Big Fish Games), Aristocrat, Playrix, and SG Interactive. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Tencent and Giant Interactive in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook,

Apple, Google, Amazon and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. In addition, we have limited experience in developing games for mobile and other platforms and our ability to succeed on those platforms is uncertain.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. During the third quarter of 2017, we had approximately 1.2 million average MUPs (excluding payers of Daily Celebrity Crossword, our Solitaire games and our Facebook Messenger games), who represent approximately 2% of our total players during the same period. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players.

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

If we violate, or a platform provider believes we have violated, its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform.  A platform provider could also limit or discontinue our access to the platform if it establishes more favorable relationships with one or more of our competitors or it determines that we are a competitor.  Any limit of, or discontinuation to, our access to any platform could adversely affect our business, financial condition or results of operations.

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

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.*

We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to fill our advertising space.  If direct advertising relationships change or competitors’ advertising efforts change these third parties’ fill rates of available advertising inventory, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term.  In addition, the advertising networks we partner with to sell our advertising inventory may change, without notice or without our approval, the ways in which we bring our advertising to market. These changes may adversely affect the way we optimize our advertising and thus negatively affect our advertising revenue and advertising bookings performance, which in turn could affect our business, financial condition, results of operations.   Furthermore, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplify the process for Apple users to opt out of behavioral targeting. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could cause our business, financial condition, or results of operations to suffer. Finally, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter.

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $226 million in 2014, a net loss of $122 million in 2015 and a net loss of $108 million in 2016. As of September 30, 2017, we had an accumulated deficit of $1.7 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly game designers, product managers and engineers. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have experienced significant turnover in our headcount over the last year, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2017, approximately 22% of our employees had been with us for less than one year and approximately 41% for less than two years.

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

The vote by the United Kingdom to exit from the European Union could harm our business, financial condition or results of operations.

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

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.*

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Any changes in the taxation of our domestic or international business activities may impact our worldwide effective tax rate, our financial position and results of operations.

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

We may be required to record impairment related to our goodwill, intangible assets or other long-lived assets if our market capitalization declines below our reporting unit carrying value or if our financial performance and/or condition deteriorates including specific games for which we have recorded intangible assets.*

As of September 30, 2017, we had over $900 million of goodwill, intangible assets and other long-lived assets. If our market capitalization declines below our reporting unit carrying value or if our financial performance and/or condition deteriorate, we may have to impair our goodwill, intangible assets or other long-lived assets, which could adversely impact our results of operations and financial position. For more information, see Note 6 – “Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements included herein.

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

Risks Related to Our Class A Common Stock

The three class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founder and certain other executive officers, employees and directors and their affiliates; this limits our other stockholders’ ability to influence corporate matters.*

Our Class C common stock has 70 votes per share, our Class B common stock has seven votes per share and our Class A common stock has one vote per share. Mr. Pincus, our Executive Chairman, beneficially owned approximately 10% of our total outstanding capital stock as of September 30, 2017, which represented approximately 70% of the voting power of our outstanding capital stock as of such date. As a result, Mr. Pincus has significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. Mr. Pincus may hold this voting power for the foreseeable future, subject to additional issuances of stock by the Company or sales by Mr. Pincus. This concentrated voting control limits the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A common stock.

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

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2016 and September 30, 2017, the stock price of our Class A common stock ranged from $2.40 to $4.02. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters” included in Note 13 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Third parties, such as AppData, AppAnnie, comScore, and SensorTower publish daily data about us and other social game companies with respect to DAUs and MAUs, monthly revenue, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual goods. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1+	Offer Letter, between Zynga Inc. and Phuong Phillips					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on November 8, 2017.

ZYNGA INC.
By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)