Form 10-Q
period 2018-03-31
ZYNGA INC
filed 2018-05-04
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 15, 2018, there were 770,606,437 shares of the Registrant’s Class A common stock outstanding, 66,716,574 shares of the Registrant’s Class B common stock outstanding and 20,517,472 shares of the Registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$361,581	$372,870
Short-term investments	273,850	308,506
Accounts receivable, net of allowance of $0 at March 31, 2018 and December 31, 2017	92,769	103,677
Restricted cash	7	12,807
Prepaid expenses	26,012	24,253
Other current assets	10,073	8,837
Total current assets	764,292	830,950
Goodwill	751,830	730,464
Intangible assets, net	59,792	64,258
Property and equipment, net	264,580	266,589
Restricted cash	10,000	20,000
Prepaid expenses	23,022	23,821
Other non-current assets	45,495	43,251
Total assets	$1,919,011	$1,979,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,125	$18,938
Income tax payable	1,847	6,677
Deferred revenue	140,021	134,007
Other current liabilities	79,878	123,089
Total current liabilities	232,871	282,711
Deferred revenue	1,770	568
Deferred tax liabilities, net	6,438	5,902
Other non-current liabilities	34,067	48,912
Total liabilities	275,146	338,093
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 863,612 shares (Class A, 776,365, Class B, 66,730 Class C, 20,517) as of March 31, 2018 and 870,660 (Class A, 783,376, Class B, 66,767, Class C, 20,517) as of December 31, 2017	3,443,929	3,426,505
Accumulated other comprehensive income (loss)	(70,390)	(93,497)
Accumulated deficit	(1,729,674)	(1,691,768)
Total stockholders’ equity	1,643,865	1,641,240
Total liabilities and stockholders’ equity	$1,919,011	$1,979,333

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Online game	$161,553	$153,481
Advertising and other	46,679	40,803
Total revenue	208,232	194,284
Costs and expenses:
Cost of revenue	69,042	64,877
Research and development	60,825	69,202
Sales and marketing	50,855	46,620
General and administrative	23,253	22,565
Total costs and expenses	203,975	203,264
Income (loss) from operations	4,257	(8,980)
Interest income	1,810	937
Other income (expense), net	3,401	1,436
Income (loss) before income taxes	9,468	(6,607)
Provision for (benefit from) income taxes	3,859	2,867
Net income (loss)	$5,609	$(9,474)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	869,627	875,712
Diluted	893,774	875,712

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$5,609	$(9,474)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	23,134	5,481
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	(27)	23
Other comprehensive income (loss), net of tax	23,107	5,504
Comprehensive income (loss):	$28,716	$(3,970)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (As Adjusted)(1)
Cash flows from operating activities:
Net income (loss)	$5,609	$(9,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,731	8,881
Stock-based compensation expense	14,113	17,526
(Gain) loss from foreign currency, sales of investments, assets and other, net	1,951	38
Accretion and amortization on marketable debt securities	(549)	—
Change in deferred income taxes and other	1,322	1,075
Changes in operating assets and liabilities:
Accounts receivable, net	10,682	(8,964)
Other assets	(4,786)	(5,903)
Accounts payable	(9,574)	(8,802)
Deferred revenue	11,234	13,074
Income tax payable	(5,004)	1,252
Other liabilities	(36,676)	(13,424)
Net cash provided by (used in) operating activities	(3,947)	(4,721)
Cash flows from investing activities:
Purchases of short-term investments	(124,822)	—
Sales and maturities of short-term investments	160,000	—
Acquisition of property and equipment	(1,424)	(2,285)
Business acquisitions, net of cash acquired	—	(27,581)
Proceeds from sale of property and equipment	25	15
Release of restricted cash escrow from business combinations	(22,800)	—
Other investing activities, net	—	(7,390)
Net cash provided by (used in) investing activities	10,979	(37,241)
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(6,364)	(415)
Repurchases of common stock	(39,544)	(86,164)
Proceeds from issuance of common stock	3,311	3,152
Acquisition-related contingent consideration payment	—	(5,115)
Net cash provided by (used in) financing activities	(42,597)	(88,542)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,476	857

Net change in cash, cash equivalents and restricted cash	(34,089)	(129,647)
Cash, cash equivalents and restricted cash, beginning of period	405,677	861,716
Cash, cash equivalents and restricted cash, end of period	$371,588	$732,069

Supplemental cash flow information:
Income taxes paid	$7,404	$215

Noncash financing activity:
Unsettled repurchases of common stock	$1,631	$—

(1)

Prior period amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. Refer to in Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the interim consolidated financial statements for further discussion on the adoption.

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms such as iOS and Android and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of March 31, 2018 and December 31, 2017, the interim consolidated statements of operations, statements of comprehensive income (loss), and statements of cash flows for the three months ended March 31, 2018 and 2017 and the notes to consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers of virtual items that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, accounting for business combinations, stock-based compensation expense, and evaluation of recoverability of goodwill, intangible assets, and long-lived assets. Actual results could differ materially from those estimates.

For the three months ended March 31, 2018, we recognized $0.4 million of online game revenue and income from operations from games that have been discontinued as there is no further service obligation. This change in estimate did not impact our earnings per share for the three months ended March 31, 2018. For the three months ended March 31, 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, for both the three months ended March 31, 2018 and 2017, there were no other changes in our estimated average playing period of payers of durable virtual items that required adjusting the recognition period of deferred revenue generated in prior periods.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessors, accounting for leases will remain substantially the same as in prior periods. The standard is effective in the first quarter of 2019 and early adoption is permitted. While the Company expects adoption of this new standard to increase reported assets and liabilities, we are currently in the process assessing the full impact on our consolidated financial statements.

Issued And Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 (“ASC Topic 606”) supersedes the existing revenue recognition guidance and is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective transition approach. Refer to Note 2 – “Revenue from Contracts with Customers” for further details on the impact from adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on specific topics related to how certain cash receipts and cash payments are classified in the statement of cash flows. Later, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our restricted cash primarily consists of funds held in escrow in accordance with the terms of our business acquisition agreements. The restrictions release based upon the satisfaction of required milestones or lapse of defined time periods. Both standards are effective for interim and annual reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted both standards using the retrospective transition approach and there was no impact upon adoption of ASU 2016-15.

As a result of adopting ASU 2016-18, the primary impact to the consolidated statement of cash flows relates to cash flows provided by (used in) investing and financing activities. Specifically, our business acquisitions typically involve restricted cash held in escrow at the date of acquisition which is later released. These transactions are now reflected in investing activities. Further, certain acquisition related contingent consideration payments involve restricted cash, the payment of which is reflected in financing activities.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for interim and annual periods beginning after December 15, 2017. On January 1, 2018, we adopted the standard using the prospective transition approach, with no financial statement impact upon adoption. Moving forward, the impact of this ASU will be fact dependent, but we expect that some transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the ASU.

Revenue Recognition

Note: Refer to Note 1 of our consolidated financial statements contained in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2017 for our revenue recognition accounting policy as it relates to revenue transactions prior to January 1, 2018. The revenue recognition accounting policy described below relates to revenue transactions from January 1, 2018 and onward, which are accounted for in accordance with ASC Topic 606.

We primarily derive revenue from the sale of virtual items associated with our online games and the sale of advertising.

Online Game. We operate our games as live services that allow players to play for free. Within these games however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game over the estimated life of the paying player or until it is consumed in game play based upon the nature of the virtual item. Payment is required at time of purchase and the purchase price is a fixed amount.

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue, as the player has no right of return after purchase, consistent with our standard terms of service.

For revenue earned through mobile platforms, the transaction price is equal to the gross amount we request to be charged to our player because we are the principal in the transaction. We expense the related platform and payment processing fees as cost of revenue in the period incurred.

For revenue earned through Facebook, our players utilize Facebook’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on the Facebook platform, Facebook remits to us 70% of the price we request to be charged to the player for each transaction, which represents the transaction price. Despite being the principal in the transaction, we recognize revenue net of the amounts retained by Facebook for platform and payment processing fees because Facebook may choose to alter our requested price, for example by offering a discount or other incentives to players playing on their platform, and we do not receive information from Facebook indicating the amount of such discounts or incentives or the actual amount paid by our players. Accordingly, we are unable to determine the gross amount paid by our players on the Facebook platform.

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable.

•

Consumable virtual items represent goods that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

•

Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

•

If we do not have the ability to differentiate between revenue attributable to consumable virtual items versus durable virtual items for a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game.

Historically, we have had sufficient data to separately account for consumable and durable virtual items for substantially all of our web games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual items and therefore recognize mobile revenue ratably over the estimated average playing period of payers.

We expect that in future periods, there will be changes in the mix of consumable and durable virtual items offered and sold, reduced virtual item sales in some existing games, changes in estimates of the average playing period of payers and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from durable virtual items or the estimated average playing period of payers increases on average, the amount of revenue that we recognize in a current or future period may be reduced, perhaps significantly. Conversely, if the estimated average playing period of payers decreases on average, the amount of revenue that we recognize in a current or future period may be accelerated, perhaps significantly.

On a quarterly basis, we determine the estimated average playing period of payers by game beginning at the time of a payer’s first purchase in the respective game and ending on a date when that paying player is deemed to be no longer playing. To determine when paying players are no longer playing a given game, we analyze monthly cohorts of payers who made their first in-game payment between six and 18 months prior to the beginning of each quarter and determine whether each payer within the cohort is an active or inactive player as of the date of our analysis. To determine which payers are inactive, we analyze the dates that each payer last logged into that game. We determine a payer to be inactive once they have reached a period of inactivity for which it is probable that they will not return to a specific game. For the payers deemed inactive as of our analysis date, we analyze the dates they last logged into that game to determine the rate at which inactive payers stopped playing. Based on these dates, we then project a date at which all payers for each monthly cohort are expected to cease playing our games. We then average the time periods from first purchase date and the date the last payer is expected to cease playing the game for each of the monthly cohorts to determine the total playing period of payers for that game. To determine the estimated average playing period of payers, we then divide this total period by two. The use of this “average” approach is supported by our observations that payers typically become inactive at a relatively consistent rate for our games. If future data indicates payers do not become inactive at a relatively consistent rate, we will modify our calculations accordingly. When a new game is launched and only a limited period of payer data is available for our analysis, then we also consider other factors to determine the estimated average playing period of payers, such as the estimated average playing period of payers for other recently launched games with similar characteristics.

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers for advertisements in our games. For all advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.

For advertising transactions not placed directly with the advertiser, the transaction price is equal to the amount collected, which is generally based on our revenue share stated in the contract for the advertising inventory.

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

For a limited number of advertising network arrangements, the transaction price is determined based on a volume-tiered pricing structure, whereby the price per advertising unit in a given month is determined by the number of impressions delivered in that month. However, the number of impressions delivered is resolved at the end of each month, therefore, eliminating any uncertainty with respect to the price per advertising unit for each reporting period.

For in-game display ads, in-game offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of contract (i.e., over time), with revenue being recognized as advertising units are delivered.

For in-game sponsorships with branded virtual items, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement.

Arrangements with Multiple Performance Obligations. For arrangements with multiple performance obligations, we allocate the transaction price to each performance obligation in an amount that depicts the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation, which is based on the standalone selling price. The standalone selling price represents the observable price which we would sell the advertising placement separately in a similar circumstance, to a similar customer.

Taxes Collected from Customers. We present taxes collected from customers and remitted to governmental authorities on a net basis within our consolidated statement of operations.

2. Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective transition method applied to contracts that were not complete as of the adoption date. Consolidated financial results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported in accordance with ASC Topic 605, “Revenue Recognition”.

As of January 1, 2018, we recorded a net reduction of $4.0 million to our opening deferred revenue and accumulated deficit balances, net of tax, due to the cumulative impact of adopting ASC Topic 606. The impact was driven by the recognition of revenue for certain advertising arrangements for which revenue was not previously recognized until payment was certain, partially offset by the deferral of previously recognized revenue for a symbolic license arrangement, for which revenue is recognized over the term of the license under ASC Topic 606.

The impact of adopting ASC Topic 606 on our consolidated balance sheet as of March 31, 2018 was as follows (in thousands):

	As of March 31, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Current liabilities:
Deferred revenue	$140,021	$145,673	$(5,652)
Total current liabilities	232,871	238,523	(5,652)
Deferred revenue	1,770	1,079	691
Total liabilities	275,146	280,108	(4,962)
Accumulated Deficit	(1,729,674)	(1,734,636)	4,962
Total stockholders' equity	1,643,865	1,638,903	4,962
Total liabilities and stockholders' equity	$1,919,011	$1,919,011	$—

As a result of adopting ASC Topic 606, deferred revenue as of March 31, 2018 decreased from certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605, partially offset by an increase to deferred revenue associated with the deferral of previously recognized revenue from the aforementioned symbolic license arrangement. The increase to our accumulated deficit as of March 31, 2018 from adopting ASC Topic 606 is the result of the net income impact discussed below and the $4.0 million transition adjustment recognized upon adoption of ASC Topic 606 on January 1, 2018.

The impact of adopting ASC Topic 606 on our consolidated statement of operations for the three months ended March 31, 2018 was as follows (in thousands):

	Three months ended March 31, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Revenue:
Advertising and other	$46,679	$45,741	$938
Total revenue	208,232	207,294	938
Income (loss) from operations	4,257	3,319	938
Income (loss) before income taxes	9,468	8,530	938
Net income (loss)	5,609	4,671	938

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.01	$—
Diluted	$0.01	$0.01	$—

As a result of adopting ASC Topic 606 during the three months ended March 31, 2018, advertising and other revenue increased primarily as a result of the aforementioned recognition of revenue for certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605 and the recognition of revenue over time from the symbolic license. There was no impact to net cash flows provided by (used in) operating, investing or financing activities for the three months ended March 31, 2018 as a result of adopting ASC Topic 606.  However, within cash flows from operating activities, net income (loss) is $0.9 million higher and the change in deferred revenue is $0.9 million lower as a result of adopting ASC Topic 606 during the three months ended March 31, 2018.

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
Online game:
Mobile	$139,830	$127,239
Web	21,723	26,242
Online game total	161,553	153,481
Advertising and other:
Mobile	42,771	34,374
Web	2,054	5,680
Other	1,854	749
Advertising and other total	46,679	40,803
Total revenue	$208,232	$194,284

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended
	March 31,
	2018	2017(1)
United States	$135,996	$128,205
All other countries(2)	72,236	66,079
Total revenue	$208,232	$194,284

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606
(2)	No foreign country exceeded 10% of our total revenue for any periods presented.

Consumable virtual items accounted for 46% of online game revenue in the three months ended March 31, 2018 and 48% of online game revenue in the same period of the prior year. Durable virtual items accounted for 54% of online game revenue in the three months ended March 31, 2018 and 52% of online game revenue in the same period of the prior year.

Contract Balances

We receive payments from our customers based on the payment terms established in our contracts. Payments for online game revenue are required at time of purchase, are non-refundable and relate to non-cancellable contracts that specify our performance obligations. Such payments are initially recorded to deferred revenue, as the player has no right of return after the purchase, consistent with our standard terms of service. Deferred revenue is recognized into revenue as we satisfy our performance obligations.

Payments for advertising arrangements are due based on the contractually stated payment terms. For advertising arrangements, the contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.

During the three months ended March 31, 2018, we recognized $83.7 million of revenue that was included in the current deferred revenue balance after the adoption of ASC Topic 606 on January 1, 2018.

The decrease in accounts receivable during the three months ended March 31, 2018 was primarily driven by cash collections of previously due amounts exceeding sales on account during the period. The increase in deferred revenue during the three months ended March 31, 2018 was primarily driven by revenue recognized from the sale of virtual items during the period exceeding revenue recognized from the satisfaction of performance obligations on previously sold virtual items.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our short-term investments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$274,055	$—	$(205)	$273,850
Total	$274,055	$—	$(205)	$273,850

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$308,684	$—	$(178)	$308,506
Total	$308,684	$—	$(178)	$308,506

All of our short-term investments have contractual maturities of one year or less as of March 31, 2018.

Changes in market interest rates and bond yields cause our short-term investments to fall below their cost basis, resulting in unrealized losses. As of March 31, 2018, we had unrealized losses of $0.2 million related to short-term investments that had a fair value of $127.3 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of March 31, 2018, we did not consider any of our short-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

4. Fair Value Measurements

Our financial assets consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments, which consist of money market funds and corporate debt securities, are reported at fair value. Accounts receivable, net is stated at its net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, which are stated at the invoiced or estimated payout amount, respectively, which approximates fair value, as well as contingent consideration obligations as a result of prior business acquisitions, which are reported at fair value.

As of March 31, 2018, our contingent consideration liability represents the estimated fair value of the additional consideration payable in connection with our acquisition of PuzzleSocial, Inc. (“PuzzleSocial”) in the third quarter of 2016. We initially estimated the acquisition date fair value of the contingent consideration liability using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the respective obligations. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable were forecasted future cash flows, the timing of those cash flows and the risk-adjusted discount rate. During the second quarter of 2017, it was determined the future performance of the acquired game would not meet the required performance targets. As of March 31, 2018, we continue to not expect the future performance to meet the required performance targets for the acquisition. Accordingly, the estimated contingent consideration liability remains at zero as of March 31, 2018.

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

The composition of our financial assets as of March 31, 2018 and December 31, 2017 among the three levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126,972	$—	$—	$126,972
Corporate debt securities	—	71,827	—	71,827
Short-term investments:
Corporate debt securities	—	273,850	—	273,850
Total financial assets	$126,972	$345,677	$—	$472,649

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$177,577	$—	$—	$177,577
Corporate debt securities	—	44,923	—	44,923
Short-term investments:
Corporate debt securities	—	308,506	—	308,506
Total financial assets	$177,577	$353,429	$—	$531,006

We had no transfers between valuation levels from December 31, 2017 to March 31, 2018.

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer equipment	$19,206	$21,583
Software	32,576	32,509
Land	89,130	89,130
Building and building improvements	199,473	199,070
Furniture and fixtures	10,438	10,376
Leasehold improvements	6,599	7,965
Total property and equipment, gross	$357,422	$360,633
Less: Accumulated depreciation	(92,842)	(94,044)
Total property and equipment, net	$264,580	$266,589

The following represents our property and equipment, net by location (in thousands):

	March 31,	December 31,
	2018	2017
United States	$261,124	$263,037
All other countries	3,456	3,552
Total property and equipment, net	$264,580	$266,589

6. Goodwill and Other Intangible Assets, net

The following table presents the changes to goodwill for the three months ended March 31, 2018 (in thousands):

Goodwill – December 31, 2017 (1)	$730,464
Additions	—
Foreign currency translation adjustments (2)	21,366
Goodwill – March 31, 2018 (1)	$751,830

(1)	There are no accumulated impairments losses at the beginning or end of any period presented.
(2)	The increase is primarily related to translation gains on goodwill associated with the acquisition of NaturalMotion which the functional currency is denominated in British Pounds.

The details of our acquisition-related intangible assets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$201,488	$(154,356)	$47,132
Trademarks, branding and domain names	18,273	(10,224)	8,049
Noncompetition agreements	8,390	(4,086)	4,304
Acquired lease intangibles	5,708	(5,401)	307
Total	$233,859	$(174,067)	$59,792

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$197,908	$(147,427)	$50,481
Trademarks, branding and domain names	18,272	(10,152)	8,120
Noncompetition agreements	8,390	(3,079)	5,311
Acquired lease intangibles	5,708	(5,362)	346
Total	$230,278	$(166,020)	$64,258

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of March 31, 2018 and December 31, 2017. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to other intangible assets was $4.5 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the weighted-average remaining useful lives of our acquired intangible assets are 4.0 years for developed technology, 6.8 years for trademarks, branding, and domain names, 1.3 years for noncompetition agreements, 2.1 years for acquired lease intangibles and 3.9 years in total, for all acquired intangible assets.

As of March 31, 2018, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2018	$13,324
2019	12,982
2020	11,712
2021	9,315
2022	5,768
Thereafter	571
Total	$53,672

7. Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted into law. Beginning January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on certain foreign sourced earnings, repealed the Alternative Minimum Tax (“AMT”), and expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility, amongst other changes. In certain cases, we made a reasonable estimate of the effects of the 2017 Tax Act during the fourth quarter of 2017, while in other cases, we have made a reasonable estimate during the current period.

During the fourth quarter of 2017, we recognized a provisional tax benefit of $5.0 million as a result of the 2017 Tax Act’s enactment, which was included as a component of the provision for income tax, and primarily consisted of a $2.4 million income tax benefit in connection with re-measurement of certain deferred tax assets and liabilities and a $2.6 million income tax benefit in connection with the refundable AMT credit. Other provisional amounts recorded during the fourth quarter of 2017 related to the revised officer compensation rules and one-time transitional tax on foreign earnings and profits after 1986, which had no impact to the provision for income taxes because of an equal offset to the valuation allowance and overall accumulated earnings and profits deficit, respectively.

During the first quarter of 2018, there were no adjustments to the provisional amounts previously recorded. However, in the current period, we recognized a provisional amount related to the global intangible low-taxed income (“GILTI”) and Base Erosion and Anti-Abuse Tax provisions of the 2017 Tax Act, with no impact to the provision for income tax as the amounts are expected to be offset by the Company’s net operating losses. Accordingly, as it relates to the 2017 Tax Act, there was no income tax expense (benefit) recorded to the consolidated statement of operations for the three months ended March 31, 2018. We continue to gather additional information necessary and await interpretative guidance from the Internal Revenue Service and United States Treasury to complete our accounting for these items within the prescribed measurement period.

With respect to the GILTI provisions specific, the 2017 Tax Act allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of our estimated future results of global operations, and as a result, we are not yet able to make our accounting policy election. Therefore, we have not recorded any deferred tax effects related to GILTI for the three months ended March 31, 2018.

On a consolidated basis, the provision for income taxes increased by $1.0 million in the three months ended March 31, 2018 as compared to the same period of the prior year. The increase was primarily attributable to an increase in foreign tax expense related to changes in our jurisdictional mix of earnings.

8. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued accounts payable	$19,208	$38,046
Accrued compensation liability	17,647	33,815
Accrued restructuring liability	3,473	3,674
Accrued payable from acquisitions	—	12,800
Accrued lease incentive obligation	24,895	20,059
Value-added taxes payable	3,354	3,453
Other current liabilities	11,301	11,242
Total other current liabilities	$79,878	$123,089

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payable from acquisitions	$10,000	$20,000
Accrued restructuring liability	10,061	10,856
Unrecognized tax liability	10,048	8,975
Other non-current liabilities	3,958	9,081
Total other non-current liabilities	$34,067	$48,912

9. Restructuring

During the three months ended March 31, 2018 and 2017, we recorded the following net restructuring charges within our consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$27	$—
Research and development	187	(932)
General and administrative	257	87
Total restructuring charges	$471	$(845)

Significant restructuring activities related to the Company's employees and other charges, summarized by plan, are presented in the table below (in thousands):

	Q4 2017	Q3 2017	Q2 2017	Q2 2015
	Restructuring Plan	Restructuring Plan	Restructuring Plan	Restructuring Plan	Total
Restructuring liability – December 31, 2017	$371	$7	$—	$14,152	$14,530
Restructuring expense and adjustments	358	(6)	16	103	471
Cash payments	(587)	(1)	(16)	(863)	(1,467)
Restructuring liability – March 31, 2018	$142	$—	$—	$13,392	$13,534
Cumulative costs to date, as of March 31, 2018	$1,823	$912	$1,258	$34,428	$38,421
Total costs expected to be incurred, as of March 31, 2018	$1,878	$912	$1,258	$34,428	$38,476

Q4 2017 Restructuring Plan

During the fourth quarter of 2017, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.4 million of expense during the three months ended March 31, 2018, which is included in operating expenses in our consolidated statement of operations. The $0.4 million restructuring charge is comprised of $0.2 million of employee severance costs and $0.2 million of other costs. The remaining costs are expected to be paid out within the next quarter.

Q3 2017 Restructuring Plan

During the third quarter of 2017, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As of March 31, 2018, no further costs are expected to be incurred or paid related to this restructuring plan.

Q2 2017 Restructuring Plan

During the second quarter of 2017, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As of March 31, 2018, no further costs are expected to be incurred or paid related to this restructuring plan.

Q2 2015 Restructuring Plan

During the second quarter of 2015, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.1 million of expense during the three months ended March 31, 2018, which is included in operating expenses in our consolidated statement of operations. The remaining liability is expected to be paid out over the next 4.2 years.

10. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“ZSUs”) and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$431	$619
Research and development	8,625	11,713
Sales and marketing	1,836	1,787
General and administrative	3,221	3,407
Total stock-based compensation expense	$14,113	$17,526

The following table shows stock option activity for the three months ended March 31, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2017	32,964	$2.07	$64,114	6.32
Granted	—	—
Forfeited, expired and cancelled	(130)	2.93
Exercised	(135)	0.99
Balance as of March 31, 2018	32,699	$2.07	$52,768	6.08

The following table shows a summary of ZSU activity for the three months ended March 31, 2018 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2017	45,478	$3.00	$181,912
Granted	3,103	3.69
Vested	(4,405)	2.83
Forfeited	(2,990)	2.98
Unvested as of March 31, 2018	41,186	$3.07	$150,741

Stock Repurchases

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200.0 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In 2017, we repurchased 36.3 million shares for our Class A common stock under the repurchase program at a weighted average price of $2.78 per share for a total of $101.0 million. In the first quarter of 2018, we repurchased 11.3 million shares of our Class A common stock under the repurchase program at a weighted average price of $3.64 per share for a total of $41.2 million.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

11.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2017	$(93,319)	$(178)	$(93,497)
Other comprehensive income (loss) before reclassifications	23,134	(27)	23,107
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	23,134	(27)	23,107
Balance as of March 31, 2018	$(70,185)	$(205)	$(70,390)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2018			2017
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
BASIC:
Net income (loss) attributable to common stockholders – basic	$5,047	$430	$132	$(8,356)	$(896)	$(222)
Weighted-average common shares outstanding – basic	782,370	66,740	20,517	772,364	82,831	20,517
Net income (loss) per share attributable to common stockholders – basic	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)
DILUTED:
Net income (loss) attributable to common stockholders – basic	$5,047	$430	$132	$(8,356)	$(896)	$(222)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	132	—	—	(222)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	430	—	—	(896)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	41	(3)	—	—	—
Net income (loss) attributable to common stockholders – diluted	$5,609	$471	$129	$(9,474)	$(896)	$(222)
Weighted-average common shares outstanding – basic	782,370	66,740	20,517	772,364	82,831	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	66,740	—	—	82,831	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	10,166	8,296	—	—	—	—
ZSUs	12,605	—	—	—	—	—
Performance-based ZSUs	1,376	—	—	—	—	—
Weighted-average common shares outstanding – diluted	893,774	75,036	20,517	875,712	82,831	20,517
Net income (loss) per share attributable to common stockholders – diluted	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and employee stock purchase plan	7,374	35,905
Restricted shares	—	1,417
ZSUs	3,042	52,932
Total	10,416	90,254

13. Leases

Rental Income

The Company has a tenant that will occupy approximately 43% of the Company owned building through a lease term concluding in February 2027. The agreement provides for total minimum rental payments of $167.3 million with escalating rent payments and various lease incentives to be straight-lined over the lease term. The monthly rental income, net of the lease incentives and amortization of the lease origination costs, is recorded within other income and expense, net in the consolidated statement of operations. As of March 31, 2018, the Company has a current lease incentive obligation of $24.9 million related to tenant improvements for this lease.

As of March 31, 2018, cash to be received from future minimum rentals for the noncancelable lease term are as follows (in thousands):

Year ending December 31:
Remaining 2018	$5,534
2019	11,345
2020	14,369
2021	20,287
2022	20,896
Thereafter	93,982
Total	$166,413

The Company has other lease and sub-lease arrangements for its owned or leased office facilities, however, the amounts are not material to the consolidated financial statements.

Lease Commitments

We have entered into operating leases primarily for office facilities. As of March 31, 2018, future minimum lease payments related to the Company’s leases are as follows (in thousands):

Year ending December 31:
Remaining 2018	$6,383
2019	8,172
2020	5,966
2021	5,183
2022	1,599
Thereafter	—
Total	$27,303

14. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of March 31, 2018, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2018	$18,190
2019	19,750
2020	32,750
Thereafter	—
Total	$70,690

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of March 31, 2018, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2018	$5,775
2019	2,511
2020	400
Thereafter	—
Total	$8,686

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below. On May 2, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action that is discussed in further detail below. At a status conference on March 8, 2017, the court stayed the action, in light of the Company’s formation of a special litigation committee discussed below. At a status conference on September 29, 2017, the court extended the stay in the action until April 9, 2018.  On April 20, 2018, the special litigation committee discussed below, acting on the Company’s behalf, filed a motion to dismiss the action on grounds that the appropriate forum for resolution of the action is the Delaware Court of Chancery.  That motion is awaiting resolution.

Beginning on August 16, 2012, four stockholder derivative actions were filed in the U.S. District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 27, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below.  On April 27, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action discussed below. On January 26, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until July 14, 2017. On August 17, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until September 29, 2017. On October 27, 2017, the court endorsed a stipulation among the parties provided for further stay of this action until April 9, 2018.  On March 29, 2018, the plaintiffs filed a motion to lift the stay in the action, and on April 17, 2018, the special litigation committee discussed below, acting on behalf of the Company, filed a cross-motion to dismiss the action on grounds that the appropriate forum for resolution of the action is the Delaware Court of Chancery.  Both motions are awaiting resolution.

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

On March 1, 2018, the Special Litigation Committee (on behalf of the Company) and the Sandys defendants filed a stipulation of settlement notifying the court that these parties had reached an agreement to settle the action, releasing all claims against the defendants in consideration of an insurer-funded settlement payment that will be made to the Company. The settlement is pending court approval and notification to the Company’s shareholders.  In connection with filing of the stipulation of settlement, the Special Litigation Committee also filed a report related to its investigation of the matters alleged in the action, and its conclusions with respect thereto and with respect to the proposed settlement.  Given the settlement’s preliminary nature, it remains possible that the stipulation of settlement may not result in a final settlement and the impact could therefore change in the near term.

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

The parties completed fact discovery on November 3, 2017, and expert discovery was completed on November 22, 2017.  On December 7, 2017, the parties executed a settlement in principle following a mediation.  A final settlement agreement was executed on December 22, 2017, whereby the Company agreed to release $1.1 million held in escrow from the acquisition date purchase consideration and an additional cash settlement payment of $11.9 million. During the first quarter of 2018, the settlement was satisfied in full, and all parties’ arbitration claims have subsequently been dismissed.

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

15. Subsequent Events

Share Repurchase Program

From April 1, 2018 to April 19, 2018, we repurchased 6.9 million shares of our Class A common stock at a weighted average price of $3.51 per share for a total of $24.2 million, completing the 2016 Share Repurchase Program.  In April 2018, a new share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods.

Common Stock Share Conversion

On May 2, 2018, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock. As a result of Mr. Pincus’ conversion, the remaining shares of Class B common stock represented less than 10% of the total voting power of all Zynga stockholders and, accordingly, each remaining outstanding share of Class B common stock automatically converted into one share of Class A common stock. Each Zynga stockholder now has one vote per share on all matters subject to stockholder vote. Following this conversion, no shares of Class B or Class C common stock are outstanding and the total number of authorized shares of capital stock will be reduced to account for the elimination of the Class B and Class C common stock.

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

Overview

We are a leading provider of social game services with approximately 94 million average monthly active users of our games (“MAUs”) in the first quarter of 2018. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

How We Generate Revenue

We operate our social games as live services that allow players to play for free. We generate revenue primarily from the sale of in-game virtual items and advertising services. Revenue growth will continue to depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of in-game virtual items and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

Online game. We provide our players with the opportunity to purchase virtual items that enhance their game-playing experience. We believe players choose to pay for virtual items for the same reasons they are willing to pay for other forms of entertainment – they enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual items when they are connected to and playing with their friends, whether those friends play for free or also purchase virtual items. Players may also elect to pay a one-time download fee to obtain certain mobile games free of third-party advertisements.

In 2018, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the three months ended March 31, 2018, we estimate that 50%, 36% and 10% of our revenue and 50%, 37% and 10% of our bookings were generated from Apple, Google and Facebook, respectively, while in the same period of the prior year, we estimate that 50%, 31% and 15% of revenue and 51%, 32% and 13% of our bookings were generated from Apple, Google and Facebook, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

On platforms other than Facebook, players purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, PayPal and credit cards. For all payment transactions in our games under Facebook’s local currency-based payments program, Facebook remits to us an amount equal to 70% of the price we requested to be charged to our player.

Advertising and other. Advertising revenue primarily includes mobile and display ads, engagement ads and offers and branded virtual items and sponsorships. Other revenue primarily consists of licensing of our brands.

Key Metrics

We regularly review a number of metrics, including the following key financial and operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Financial Metrics

Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items as deferred revenue and then recognize that revenue over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of Revenue to Bookings:
Revenue	$208,232	$194,284
Change in deferred revenue	11,240	13,074
Bookings	$219,472	$207,358

Limitations of Bookings

Key limitations of bookings are:

•

bookings do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average playing period of payers, the average life of branded virtual items, the term of the advertising arangement or as virtual items are consumed; and

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

ABPU. We define ABPU as our total bookings in a given period, divided by the number of days in that period, divided by, the average DAUs during the period. We believe that ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as management. We use ABPU as a measure of overall monetization across all of our players through the sale of virtual items and advertising.

Our business model for social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable the games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual items are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual items. Accordingly, we primarily focus on bookings, DAUs, MAUs, MUUs, MUPs and ABPU, which together we believe best reflect key audience metrics.

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(users and payers in millions)
Average DAUs(1)	25	21
Average MAUs(1)	94	72
Average MUUs(2)	51	56
Average MUPs(2)	1.2	1.3
ABPU	$0.096	$0.107

(1)

Games referenced in footnote (2) below are included incrementally in DAU and MAU because we do not have the third party network login data to link an individual who has played under multiple user accounts. As such, actual DAU and MAU may be lower than reported due to the potential duplication of these individuals.

(2)

For the first quarter of 2018, MUUs and MUPs exclude Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and casual card games acquired in December 2017. For the first quarter of 2017, MUUs and MUPs exclude Daily Celebrity Crossword, Solitaire and our Facebook Instant Games. These games are excluded to avoid potential double counting of MUUs and MUPs as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs and MAUs increased in the three months ended March 31, 2018 compared to the same period of the prior year primarily due to the contribution from the casual card games acquired in December 2017 and contribution from games on mobile messenger platforms (e.g., Facebook Instant Games). Average MUUs decreased in the three months ended March 31, 2018 compared to the same period of the prior year primarily due to a decline in unique users for Looney Tunes Dash!, supplemented by a slight decline in unique users for our CSR, Farmville and Slots portfolio of games. When comparing the three months ended March 31, 2018 to the same period of the prior year, average MUPs were relatively flat while ABPU decreased due to average DAUs increasing faster than bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer:

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Average monthly unique payer bookings (in millions)(1)	$52	$54
Average MUPs (in millions)(2)	1.2	1.3
Monthly unique payer bookings per MUP(3)	$45	$42

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising. For the first quarter of 2018, bookings from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and casual card games acquired in December 2017 are excluded. For the first quarter of 2017, bookings from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(2)

For the first quarter of 2018, bookings from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and casual card games acquired in December are excluded. For the first quarter of 2017, bookings from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

When comparing the first quarter of 2018 to the same period of the prior year, average monthly unique payer bookings decreased primarily due to declines in unique payer bookings from existing web and mobile games, such as Dawn of Titans, FarmVille 2 and Wizard of Oz: Magic Match, while monthly unique payer bookings per MUP increased due to a slight decline in average MUPs.

Although we monitor our unique payer metrics, we focus on monetization, including in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual items and advertising. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly bookings or revenue trends in the short term.

Q1 2018 Highlights

•

ASC 606 Adoption. We adopted ASC Topic 606 during the first quarter of 2018. Under a modified retrospective transition method, we recorded a decrease to deferred revenue and accumulated deficit of $4.0 million to the opening January 1, 2018 consolidated balance sheet.

•

Release of Escrow Payments. We released $22.8 million of restricted cash from escrow related to Peak Games and our Harpan and PuzzleSocial acquisitions, concurrent with the satisfaction of required milestones and/or the lapse of time restrictions.

•

Share Repurchase Program. We repurchased 11.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $3.64 per share for a total of $41.2 million. The 2016 Share Repurchase Program is authorized for up to $200.0 million of repurchases of our outstanding Class A common stock.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store, the Google Play Store and Facebook. Virtual items for our games are purchased through the payment processing systems of these platform providers. To date, we have generated a significant portion of our bookings, revenue and players through the Apple, Google and Facebook platforms and expect to continue to do so for the foreseeable future. We are generating an increasing portion of our bookings, revenue and players through the mobile platforms and expect that this trend will continue as we launch more games for mobile devices. Apple, Google and Facebook generally have the discretion to change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us.

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

Game monetization. We generate most of our bookings and revenue from the sale of virtual items in our games. The degree to which our players choose to pay for virtual items in our games is driven by our ability to create content and virtual items that enhance the game-play experience. Our revenue, bookings and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual items and advertising. In addition, mobile and international players have historically monetized at a lower level than web and U.S. players, respectively. The percentage of paying mobile and international players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience and our overall international players, localization of content and the availability of payment options.

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

Tax Cuts and Jobs Act

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that did not complete its accounting for the income tax effects of the 2017 Tax during the fourth quarter of 2017 (i.e., the period of enactment). Specifically, SAB 118 states that companies that did not complete accounting for the effects of the 2017 Tax Act in the period of enactment may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Any provisional amounts are subject to adjustment during a measurement period that begins in the reporting period that includes the 2017 Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with SAB 118, we recorded a provisional $5.0 million income tax benefit during the fourth quarter of 2017, which primarily consisted of a $2.4 million income tax benefit in connection with re-measurement of certain deferred tax assets and liabilities and a $2.6 million income tax benefit in connection with the refundable AMT credit. Those amounts were initially recorded as provisional as we believed that additional analysis of our deferred tax assets and liabilities was necessary, as well as the evaluation of potential correlative adjustments. In the three months ended March 31, 2018, we recognized a provisional amount related to the global intangible low-taxed income (“GILTI”) and Base Erosion and Anti-Abuse Tax provisions of the 2017 Tax Act, with no impact to the provision for income tax as the amounts are expected to be offset by the Company’s net operating losses. Accordingly, as it relates to the 2017 Tax Act, there was no income tax expense (benefit) recorded to the consolidated statement of operations for the three months ended March 31, 2018. We continue to gather additional information necessary and await interpretative guidance from the Internal Revenue Service and United States Treasury to complete our accounting for these items within the prescribed measurement period.

With respect to the GILTI provisions specific, the 2017 Tax Act allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of our estimated future results of global operations, and as a result, we are not yet able to make our accounting policy election. Therefore, we have not recorded any deferred tax effects related to GILTI for the three months ended March 31, 2018.

Results of Operations

Revenue

	Three Months Ended March 31,
	2018	2017(1)	% Change
	(dollars in thousands)
Online game:
Mobile	$139,830	$127,239	10%
Web	21,723	26,242	(17)%
Online game total	161,553	153,481	5%
Advertising and other:
Mobile	42,771	34,374	24%
Web	2,055	5,680	(64)%
Other	1,853	749	147%
Advertising and other total	46,679	40,803	14%
Total revenue	$208,232	$194,284	7%

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total revenue increased $13.9 million in the three months ended March 31, 2018 compared to the same period of the prior year, while bookings increased $12.1 million in the three months ended March 31, 2018 compared to the same period of the prior year. Average DAUs increased from 21 million in the three months ended March 31, 2017 to 25 million in the three months ended March 31, 2018, ABPU decreased from $0.107 in the three months ended March 31, 2017 to $0.096 in the three months ended March 31, 2018 and average MUPs decreased from 1.3 million in the three months ended March 31, 2017 to 1.2 million in the three months ended March 31, 2018.

Online game revenue increased $8.1 million in the three months ended March 31, 2018 compared to the same period of the prior year, with mobile online game revenue accounting for $12.6 million of the increase, offset by a decrease in web online game revenue of $4.5 million.

The increase in mobile online game revenue of $12.6 million was primarily attributable to increases in revenue from Dawn of Titans, Zynga Poker (mobile) and The Wizard of Oz: Magic Match in the amounts of $6.7 million, $3.9 million and $3.4 million, respectively. Mobile online game revenue increased for Dawn of Titans and The Wizard of Oz: Magic Match as a result of higher amortization of prior period deferred revenue for the three months ended March 31, 2018 compared to the same period of the prior year, while mobile online game revenue increased for Zynga Poker (mobile) due to growth in bookings and audience metrics in this game. These increases were offset by a decrease in mobile online game revenue from Black Diamond Slots (mobile) of $1.6 million due to the overall decay rate in bookings and audience metrics in this game. All other mobile games accounted for the net increase of $0.2 million in mobile online game revenue.  The decrease in web online game revenue of $4.5 million was primarily attributable to a decrease in revenue from FarmVille 2 of $4.1 million, due to the overall decay rate in bookings and audience metrics in this game. All other web games accounted for the net decrease of $0.4 million in web online game revenues.

For the three months ended March 31, 2018, we recognized $0.4 million of online game revenue and income from operations from games that have been discontinued as the Company has no further service obligation. This change in estimate did not impact our earnings per share for the three months ended March 31, 2018. For the three months ended March 31, 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, for both the three months ended March 31, 2018 and 2017, there were no other changes in our estimated average life of durable virtual items that required adjusting the recognition period of deferred revenue generated in prior periods.

In the three months ended March 31, 2018, Zynga Poker (mobile and web), CSR Racing 2 (mobile) and Hit It Rich! Slots (mobile and web) were our top online revenue-generating games and comprised 23%, 12% and 10%, respectively, of our online game revenue for the period. In the three months ended March 31, 2017, Zynga Poker (mobile and web), CSR Racing 2 (mobile) and Hit It Rich! Slots (mobile and web) were our top revenue-generating games and comprised 23%, 13% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 46% of online game revenue in the three months ended March 31, 2018 and 48% of online game revenue in the same period of the prior year. Durable virtual items accounted for 54% of online game revenue in the three months ended March 31, 2018 and 52% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the three months ended March, 31 2018 and 2017.

Advertising and other revenue increased $5.9 million in the three months ended March 31, 2018 as compared to the same period of the prior year, with mobile advertising revenue and other revenue accounting for $8.4 million and $1.1 million of the increase, respectively, offset by a decrease in web advertising revenue of $3.6 million.

The increase in mobile advertising revenue of $8.4 million was primarily due to an increase in mobile in-game display ads of $6.7 million, which was partially driven by the acceleration of revenue recognition under ASC Topic 606, as well as a higher return on our advertisements as our effective cost per thousand impressions increased from the prior year due to a shift in our advertising product mix. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers and mobile engagement ads of $1.2 million. The increase in other revenue of $1.2 million was due to a one-time benefit from the termination of a strategic partnership in the three months ended March 31, 2018. The decrease in web advertising revenue of $3.6 million was primarily due to a decrease in web in-game display ads of $3.8 million which is consistent with the continual decline in our web games.

International revenue as a percentage of total revenue was 35% in the three months ended March 31, 2018 and 34% in the same period of the prior year.

Cost of revenue

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Cost of revenue	$69,042	$64,877	6%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Cost of revenue increased $4.2 million in the three months ended March 31, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase of $3.3 million in payment processing fees from bookings generated from mobile payment processors and $0.7 million in headcount-related expenses.

Research and development

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Research and development	$60,825	$69,202	(12)%

Three Months Ended March 31, 2018 Compared to Three Months March 31, 2017

Research and development expenses decreased $8.4 million in the three months ended March 31, 2018 compared to the same period of the prior year. The decrease was primarily attributable to decreases of $5.7 million in headcount-related expenses and $3.1 million in stock-based compensation expense.

Sales and marketing

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Sales and marketing	$50,855	$46,620	9%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Sales and marketing expenses increased $4.2 million in the three months ended March 31, 2018 compared to the same period of the prior year. The increase was primarily attributable to a $2.5 million increase in headcount-related expenses, $1.4 million increase in player acquisition costs associated with the newly acquired casual card games in December 2017 and $1.1 million increase in marketing expense primarily related to Words With Friends, offset by intangible assets that became fully amortized in February 2018.

General and administrative

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
General and administrative	$23,253	$22,565	3%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

General and administrative expenses increased $0.7 million in the three months ended March 31, 2018 compared to the same period of the prior year. The increase was primarily attributable to $1.1 million of higher overhead costs from changes in headcount.

Interest income

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Interest Income	$1,810	$937	93%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Interest income increased $0.9 million in the three months ended March 31, 2018 compared to the same period of the prior year. The increase was primarily attributable to a higher rate of return due to the investment in short-term investments.

Other income (expense), net

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Other income (expense), net	$3,401	$1,436	137%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Other income (expense), net increased $2.0 million in the three months ended March 31, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase in net rental income, driven by the industrial gross lease entered into during the second quarter of 2017.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$3,859	$2,867	35%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The provision for income taxes increased $1.0 million in the three months ended March 31, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase in foreign tax expense related to changes in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017 (As Adjusted)(1)
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(1,424)	$(2,285)
Depreciation and amortization	7,731	8,881
Cash flows provided by (used in) operating activities	(3,947)	(4,721)
Cash flows provided by (used in) investing activities	10,979	(37,241)
Cash flows provided by (used in) financing activities	(42,597)	(88,542)

(1)

Prior period amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” during the first quarter of 2018. Refer to the sub-header “Recent Accounting Pronouncements” in Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the interim consolidated financial statements for further discussion on the adoption.

Our principal liquidity requirements are our lease, licensing and marketing commitments, capital expenditure needs, including strategic purchases and acquisitions and any share repurchase activity we choose to effect, such as the 2016 Share Repurchase Program. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be sure that these sources will be sufficient to finance our operations and our share repurchase activity, and we may seek additional financing in the future. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $361.6 million and $372.9 million, respectively, which consisted of cash, money market funds and corporate debt securities.

During 2017, we repurchased 36.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During the first quarter of 2018, we repurchased 11.3 million shares of our Class A common stock at a weighted average price of $3.64 per share for a total of $41.2 million.

In May 2018, a new share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice.

Operating Activities

After our net income of $5.6 million is adjusted to exclude noncash items, operating activities used $3.9 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2018. Significant noncash items included stock-based compensation expense of $14.1 million and depreciation and amortization of $7.7 million. Changes in our operating assets and liabilities resulted in a $34.1 million outflow of cash, cash equivalents and restricted cash in the three months ended March 31, 2018, primarily due to changes in other liabilities of $36.7 million, which included the $11.9 million settlement payment related to the Zindagi matter. The outflow was further supplemented by the change in accounts payable and income taxes payable, which resulted in outflows of $9.6 million and $5.0 million, respectively, partially offset by an inflow from the changes in deferred revenue and accounts receivable, net, of $11.2 million and $10.7 million, respectively.

Investing Activities

Investing activities provided $11.0 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2018. The primary inflow of cash, cash equivalents and restricted cash associated with investing activities was $35.2 million from net maturities of short-term investments, partially offset by $22.8 million in releases of escrow related to Peak Games and our Harpan and PuzzleSocial acquisitions.

Financing Activities

Financing activities used $42.6 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2018. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities was $39.5 million of repurchases of our Class A common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2018.

Contractual Obligations (1)

Year ending December 31:	Lease	Licensor and Marketing	Other	Total
Remaining 2018	$6,383	$18,190	$5,775	$30,348
2019	8,172	19,750	2,511	30,433
2020	5,966	32,750	400	39,116
2021	5,183	—	—	5,183
2022	1,599	—	—	1,599
Thereafter	—	—	—	—
Total	$27,303	$70,690	$8,686	$106,679

(1)

The amounts represented in the table reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which they will be expensed in the Company’s consolidated statement of operations.

Lease Commitments

Our lease commitments consist of operating leases primarily for our office facilities. We do not have any capital lease obligations, and all of our property and equipment has been purchased with cash.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marking commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $10.0 million, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Liability

Under the original terms of the acquisition agreements with PuzzleSocial, the maximum amount of additional consideration that could be earned by the sellers and payable by us is $42.0 million. The amounts payable are contingent upon the achievement of certain performance targets after the date of acquisition. As of March 31, 2018, there is no estimated contingent consideration liability for any acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2017. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations
•	Software development costs
•	Stock-based compensation expense
•	Goodwill
•	Impairment of long-lived assets
•	Licenses and royalties

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates, including our revenue recognition accounting policy as it relates to revenue transactions accounted for prior to January 1, 2018, which were accounted for under Accounting Standards Codification Topic 605 – Revenue Recognition. With respect to revenue transactions beginning January 1, 2018 and onward, our revenue recognition accounting policy is outlined below and follows Accounting Standards Codification 606 – Revenue from Contracts with Customer.

Revenue Recognition

We primarily derive revenue from the sale of virtual items associated with our online games and the sale of advertising.

Online Game. We operate our games as live services that allow players to play for free. Within these games however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game over the estimated life of the paying player or until it is consumed in game play based upon the nature of the virtual item. Payment is required at time of purchase and the purchase price is a fixed amount.

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue, as the player has no right of return after purchase, consistent with our standard terms of service.

For revenue earned through mobile platforms, the transaction price is equal to the gross amount we request to be charged to our player because we are the principal in the transaction. The related platform and payment processing fees as cost of revenue in the period incurred.

For revenue earned through Facebook, our players utilize Facebook’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on the Facebook platform, Facebook remits to us 70% of the price we request to be charged to the player for each transaction, which represents the transaction price. Despite being the principal in the transaction, we recognize revenue net of the amounts retained by Facebook for platform and payment processing fees because Facebook may choose to alter our requested price, for example by offering a discount or other incentives to players playing on their platform, and we do not receive information from Facebook indicating the amount of such discounts or incentives or the actual amount paid by our players. Accordingly, we are unable to determine the gross amount paid by our players on the Facebook platform.

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable.

•

Consumable virtual items represent goods that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

•

Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

•

If we do not have the ability to differentiate between revenue attributable to consumable virtual items versus durable virtual items for a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game.

Historically, we have had sufficient data to separately account for consumable and durable virtual items for substantially all of our web games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual items and therefore recognize mobile revenue ratably over the estimated average playing period of payers.

We expect that in future periods, there will be changes in the mix of consumable and durable virtual items offered and sold, reduced virtual item sales in some existing games, changes in estimates of the average playing period of payers and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from durable virtual items or the estimated average playing period of payers increases on average, the amount of revenue that we recognize in a current or future period may be reduced, perhaps significantly. Conversely, if the estimated average playing period of payers decreases on average, the amount of revenue that we recognize in a current or future period may be accelerated, perhaps significantly.

On a quarterly basis, we determine the estimated average playing period of payers by game beginning at the time of a payer’s first purchase in the respective game and ending on a date when that paying player is deemed to be no longer playing. To determine when paying players are no longer playing a given game, we analyze monthly cohorts of payers who made their first in-game payment between six and 18 months prior to the beginning of each quarter and determine whether each payer within the cohort is an active or inactive player as of the date of our analysis. To determine which payers are inactive, we analyze the dates that each payer last logged into that game. We determine a payer to be inactive once they have reached a period of inactivity for which it is probable that they will not return to a specific game. For the payers deemed inactive as of our analysis date, we analyze the dates they last logged into that game to determine the rate at which inactive payers stopped playing. Based on these dates, we then project a date at which all payers for each monthly cohort are expected to cease playing our games. We then average the time periods from first purchase date and the date the last payer is expected to cease playing the game for each of the monthly cohorts to determine the total playing period of payers for that game. To determine the estimated average playing period of payers, we then divide this total period by two. The use of this “average” approach is supported by our observations that payers typically become inactive at a relatively consistent rate for our games. If future data indicates payers do not become inactive at a relatively consistent rate, we will modify our calculations accordingly. When a new game is launched and only a limited period of payer data is available for our analysis, then we also consider other factors to determine the estimated average playing period of payers, such as the estimated average playing period of payers for other recently launched games with similar characteristics.

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers for advertisements in our games. For all advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.

For advertising transactions not placed directly with the advertiser, the transaction price is equal to the amount collected, which is generally based on our revenue share stated in the contract for the advertising inventory.

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

For a limited number of advertising network arrangements, the transaction price is determined based on a volume-tiered pricing structure, whereby the price per advertising unit in a given month is determined by the number of impressions delivered in that month. However, the number of impressions delivered is resolved at the end of each month, therefore, eliminating any uncertainty with respect to the price per advertising unit for each reporting period.

For in-game display ads, in-game offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of contract (i.e., over time), with revenue being recognized as advertising units are delivered.

For in-game sponsorships with branded virtual items, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement.

Arrangements with Multiple Performance Obligations. For arrangements with multiple performance obligations, we allocate the transaction price to each performance obligation in an amount that depicts the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation, which is based on the standalone selling price. The standalone selling price represents the observable price which we would sell the advertising placement separately in a similar circumstance, to a similar customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 14 —“Commitments and Contingencies” in Part I, Item I “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2017.

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

Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard (the parent company of King Digital), Aristocrat, DoubleU, Electronic Arts (EA Mobile), Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), Niantic, Playtika, SciGames Interactive, Supercell, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

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

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the first quarter of 2018, we derived 50% of our revenue and bookings from Apple, 36% of our revenue and 37% of our bookings from Google and 10% of our revenue and bookings from Facebook.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.  A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items.  We are continuing to evaluate how Apple will interpret this revision, whether Google, Facebook and other platform providers adopt similar rules, and how this rule may affect our business, operations and financial results.

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

In addition, we recognize revenue from the sale of our virtual items in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual items. In the event of changes in our assumptions or new trends in the mix of virtual items sold, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple, Google or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual items revenue recognition could further significantly affect the way we report revenue related to our products. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition”.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. In the first quarter of 2018, we had approximately 1.2 million average MUPs (excluding payers of Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and casual games acquired in December 2017), who represented approximately 2.3% of our average Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The value of our virtual items is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.

Paying players purchase a license to virtual items in our games because of the perceived value of these items, which is dependent on the relative ease of obtaining an equivalent good by playing our game. The perceived value of these virtual items can be impacted by various actions that we take in the games including offering discounts for virtual items, giving away virtual items in promotions or providing easier non-paid means to secure these goods. Managing game economies is difficult, and relies on our assumptions and judgement.  If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual items from us in the future, which would cause our business, financial condition and results of operations to suffer.

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players, which may negatively affect game-playing experience and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in our games, play them in an automated way, collude to alter the intended game play or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly, may disrupt the virtual economies of our games and may reduce the demand for virtual items. In addition, unrelated third parties have attempted to scam our players with fake offers for virtual items or other game benefits. We devote significant resources to discover, discourage and disable these cheating and scam programs and activities. If we are unable to do so quickly, our operations may be disrupted, our reputation damaged and players may stop playing our games. These cheating programs and scam offers may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims, and increased customer service costs needed to respond to dissatisfied players.

Some of our players may make sales or purchases of virtual items used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

Virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual items, such as virtual coins for our Slots franchise games or Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers could impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;
•	creating downward pressure on the prices we charge players for our virtual currency and virtual items;
•	increasing chargebacks from unauthorized credit card transactions;
•	causing us to lose revenue from dissatisfied players who stop playing a particular game;
•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;
•	resulting in negative publicity or harm our reputation with players and partners; and
•	increasing customer support costs to respond to dissatisfied players.

To discourage unauthorized purchases and sales of our virtual items, we state in our terms of service that the buying or selling of virtual currency and virtual items from unauthorized third party sellers may result in bans from our games or legal action. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual items from our games, particularly poker chips from Zynga Poker, outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized or fraudulent transactions will be successful.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve or sustain profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of March 31, 2018, we had an accumulated deficit of $1.7 billion.

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

Our business and growth may suffer if we fail to attract, retain and motivate key personnel.*

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We have seen significant changes in our management team in recent years, including the appointment of Frank Gibeau as our Chief Executive Officer, the appointment of Mark Pincus as our non-Executive Chairman, and the appointments of our Chief Financial Officer, Chief Operating Officer, President of Publishing, Chief People Officer and Chief Legal Officer. Mr. Pincus and Mr. Gibeau are both critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations or reputation.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2018, approximately 26% of our employees had been with us for less than one year and approximately 42% for less than two years.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, a court has recently determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. We disagree with this ruling and are continuing to monitor this case. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain of (or all of) our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened regulation could increase the cost of running our social casino games, make our games more difficult to access, decrease our user base or otherwise harm our business, financial condition or results of operations.

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

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, regulation of currency and banking institutions unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition or results of operations.

Our international operations are subject to increased challenges and risks.

Continuing to expand our business to attract players in countries other than the U.S. is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We expect to continue to expand our international operations in the future by opening new international studio locations and expanding our offerings in new languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	inability to offer certain games in certain foreign countries;
•	recruiting and retaining talented and capable management and employees in foreign countries;
•	challenges caused by distance, language and cultural differences;
•	developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;
•	competition from local game makers with intellectual property rights and significant market share in those markets and with a better understanding of player preferences;
•	utilizing, protecting, defending and enforcing our intellectual property rights;

•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;
•	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;
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

Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.*

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. The 2017 Tax Act will have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. For the quarter ending March 31, 2018, no adjustments were made to the provisional amounts recorded in our financial statements for the year ended December 31, 2017.  In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 7 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

Risks Related to Our Class A Common Stock

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2017 and March 31, 2018, the trading price of our Class A common stock ranged from a low of $2.73 per share to a high of $4.34 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	the activities, public announcements and financial performance of our commercial partners, such as Facebook, Apple and Google;
•	fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our Class A common stock that are issued and outstanding;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic and market conditions.

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

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock.  We have recently completed all purchases under the 2016 Share Repurchase Program. In May 2018, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock (“2018 Share Repurchase Program”). The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove our Board of Directors or current management and limit the market price of our Class A common stock.*

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in our Board of Directors or management. Our certificate of incorporation and bylaws include provisions that:

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;
•	prohibit cumulative voting in the election of directors;
•	authorize “blank check” preferred stock that our board of directors could issue; and
•	limit the ability of stockholders to call a special stockholder meeting and to act by written consent.

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

Third parties, such as AppData, AppAnnie, comScore, and SensorTower publish daily data about us and other social game companies with respect to DAUs and MAUs, monthly revenue, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual items. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the first quarter of 2018, which were all made pursuant to the 2016 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2018	—	$—	—	$65,245,465
February 1 - February 28, 2018	3,961,701	$3.57	3,961,701	$51,139,459
March 1 - March 31, 2018	7,344,745	$3.68	7,344,745	$24,177,666
Total	11,306,446	$3.64	11,306,446

(1)	In November 2016, we announced that our Board of Directors authorized the 2016 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1	Director Nomination Letter	8-K	001-35375	10.1	5/2/2018

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 4, 2018.

ZYNGA INC.
By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)