Form 10-Q
period 2018-06-30
ZYNGA INC
filed 2018-08-03
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 15, 2018, there were 860,181,542 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$210,177	$372,870
Short-term investments	182,002	308,506
Accounts receivable, net of allowance of $0 at June 30, 2018 and December 31, 2017	99,970	103,677
Restricted cash	10,006	12,807
Prepaid expenses	27,239	24,253
Other current assets	11,736	8,837
Total current assets	541,130	830,950
Goodwill	949,258	730,464
Intangible assets, net	137,172	64,258
Property and equipment, net	264,245	266,589
Restricted cash	25,000	20,000
Prepaid expenses	21,794	23,821
Other non-current assets	47,274	43,251
Total assets	$1,985,873	$1,979,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,628	$18,938
Income tax payable	1,914	6,677
Deferred revenue	156,316	134,007
Other current liabilities	99,825	123,089
Total current liabilities	269,683	282,711
Deferred revenue	2,359	568
Deferred tax liabilities, net	20,998	5,902
Other non-current liabilities	93,239	48,912
Total liabilities	386,279	338,093
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 860,181 shares (Class A) as of June 30, 2018 and 870,660 (Class A, 783,376, Class B, 66,767, Class C, 20,517) as of December 31, 2017	3,462,142	3,426,505
Accumulated other comprehensive income (loss)	(100,111)	(93,497)
Accumulated deficit	(1,762,437)	(1,691,768)
Total stockholders’ equity	1,599,594	1,641,240
Total liabilities and stockholders’ equity	$1,985,873	$1,979,333

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Online game	$164,680	$163,745	$326,233	$317,226
Advertising and other	52,365	45,486	99,044	86,289
Total revenue	217,045	209,231	425,277	403,515
Costs and expenses:
Cost of revenue	74,182	64,172	143,224	129,049
Research and development	67,391	64,615	128,216	133,817
Sales and marketing	52,878	51,201	103,733	97,821
General and administrative	25,580	23,551	48,833	46,116
Total costs and expenses	220,031	203,539	424,006	406,803
Income (loss) from operations	(2,986)	5,692	1,271	(3,288)
Interest income	1,800	1,109	3,610	2,046
Other income (expense), net	2,605	1,614	6,006	3,050
Income (loss) before income taxes	1,419	8,415	10,887	1,808
Provision for (benefit from) income taxes	2,330	3,322	6,189	6,189
Net income (loss)	$(911)	$5,093	$4,698	$(4,381)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.00)	$0.01	$0.01	$(0.01)
Diluted	$(0.00)	$0.01	$0.01	$(0.01)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	858,666	863,125	864,117	869,025
Diluted	858,666	887,991	890,285	869,025

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(911)	$5,093	$4,698	$(4,381)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(29,855)	11,508	(6,721)	16,989
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	134	(4)	107	19
Other comprehensive income (loss), net of tax	(29,721)	11,504	(6,614)	17,008
Comprehensive income (loss)	$(30,632)	$16,597	$(1,916)	$12,627

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017 (As Adjusted)(1)
Cash flows from operating activities:
Net income (loss)	$4,698	$(4,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,909	16,279
Stock-based compensation expense	31,482	33,758
(Gain) loss from foreign currency, sales of investments, assets and other, net	1,491	(184)
(Accretion) and amortization on marketable debt securities, net	(1,300)	—
Change in deferred income taxes and other	1,273	2,268
Changes in operating assets and liabilities:
Accounts receivable, net	14,009	(7,968)
Other assets	(7,223)	(2,594)
Accounts payable	(16,261)	(8,341)
Deferred revenue	28,126	13,021
Income tax payable	(5,042)	2,749
Other liabilities	(30,974)	(11,698)
Net cash provided by (used in) operating activities	37,188	32,909
Cash flows from investing activities:
Purchases of short-term investments	(184,089)	—
Maturities of short-term investments	302,000	—
Sales of short-term investments	9,999	—
Acquisition of property and equipment	(3,679)	(4,141)
Proceeds from sale of property and equipment	28	148
Business acquisitions, net of cash acquired and restricted cash held in escrow	(222,075)	(27,581)
Release of restricted cash escrow from business combinations	(22,800)	—
Other investing activities, net	97	(7,225)
Net cash provided by (used in) investing activities	(120,519)	(38,799)
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(13,972)	(9,423)
Repurchases of common stock	(65,418)	(96,924)
Proceeds from issuance of common stock	4,158	4,017
Acquisition-related contingent consideration payment	—	(5,115)
Net cash provided by (used in) financing activities	(75,232)	(107,445)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,931)	2,026

Net change in cash, cash equivalents and restricted cash	(160,494)	(111,309)
Cash, cash equivalents and restricted cash, beginning of period	405,677	861,716
Cash, cash equivalents and restricted cash, end of period	$245,183	$750,407

Supplemental cash flow information:
Income taxes paid	$10,261	$434

(1)

Prior period amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. Refer to Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the interim consolidated financial statements for further discussion on the adoption.

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms such as iOS and Android and social networking sites, such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of June 30, 2018 and December 31, 2017, the interim consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, the statements of cash flows for the six months ended June 30, 2018 and the notes to interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets, and long-lived assets. Actual results could differ materially from those estimates.

For the three and six months ended June 30, 2018, we recognized $0.5 million and $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate did not impact our reported earnings per share in three months ended June 30, 2018 but had a $0.01 per share impact on our reported earnings per share in the six months ended June 30, 2018. For the three and six months ended June 30, 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, for the three and six months ended June 30, 2018 and 2017, there were no changes in our estimated average playing period of payers of durable virtual items that required adjusting the recognition period of deferred revenue generated in prior periods.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months, using a modified retrospective transition method. For lessors, accounting for leases will remain substantially the same as in prior periods. The standard is effective in the first quarter of 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an alternative transition approach allowing companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date. The Company is currently evaluating which transition approach it will elect.

The Company will adopt on January 1, 2019 and expects adoption of this new standard to increase reported assets and liabilities, specifically with respect to leased office facilities, at a minimum. We are, however, continuing to assess the full impact on our consolidated financial statements, which includes changes to our processes and controls and review of existing lease arrangements.

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

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue.

For revenue earned through mobile platforms, the transaction price is equal to the gross amount we request to be charged to our player because we are the principal in the transaction. We expense the related platform and payment processing fees as cost of revenue in the period incurred.

For revenue earned on our web based games through Facebook, our players utilize Facebook’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on the Facebook platform, Facebook remits to us 70% of the price we request to be charged to the player for each transaction, which represents the transaction price. Despite being the principal in the transaction, we recognize revenue net of the amounts retained by Facebook for platform and payment processing fees because Facebook may choose to alter our requested price, for example by offering a discount or other incentives to players playing on their platform, and we do not receive information from Facebook indicating the amount of such discounts or incentives or the actual amount paid by our players. Accordingly, we are unable to determine the gross amount paid by our players on the Facebook platform.

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable.

•

Consumable virtual items represent goods that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately (e.g. chips in Zynga Poker). For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

•

Durable virtual items represent items that are accessible to the player over an extended period of time (e.g. animals in Farmville 2). We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

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

The impact of adopting ASC Topic 606 on our consolidated balance sheet as of June 30, 2018 was as follows (in thousands):

	As of June 30, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Current liabilities:
Deferred revenue	$156,316	$164,930	$(8,614)
Total current liabilities	269,683	278,297	(8,614)
Deferred revenue	2,359	1,708	651
Total liabilities	386,279	394,242	(7,963)
Accumulated deficit	(1,762,437)	(1,770,400)	7,963
Total stockholders' equity	1,599,594	1,591,631	7,963
Total liabilities and stockholders' equity	$1,985,873	$1,985,873	$—

As a result of adopting ASC Topic 606, deferred revenue as of June 30, 2018 decreased from certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605, partially offset by an increase to deferred revenue associated with the deferral of previously recognized revenue from the aforementioned symbolic license arrangement. The increase to our accumulated deficit as of June 30, 2018 from adopting ASC Topic 606 is the result of the net income impact discussed below and the $4.0 million transition adjustment recognized upon adoption of ASC Topic 606 on January 1, 2018.

The impact of adopting ASC Topic 606 on our consolidated statement of operations three and six months ended June 30, 2018  was as follows (in thousands):

	Three Months Ended June 30, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Revenue:
Advertising and other	$52,365	$49,363	$3,002
Total revenue	217,045	214,043	3,002
Income (loss) from operations	(2,986)	(5,988)	3,002
Income (loss) before taxes	1,419	(1,583)	3,002
Net income (loss)	$(911)	$(3,913)	$3,002

Net income (loss) per share attributable to common stockholders:
Basic	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$0.00

	Six Months Ended June 30, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Revenue:
Advertising and other	$99,044	$95,104	$3,940
Total revenue	425,277	421,337	3,940
Income (loss) from operations	1,271	(2,669)	3,940
Income (loss) before taxes	10,887	6,947	3,940
Net income (loss)	$4,698	$758	$3,940

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01

As a result of adopting ASC Topic 606 during the three and six months ended June 30, 2018, advertising and other revenue increased primarily as a result of the aforementioned recognition of revenue for certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605 and the recognition of revenue over time from the symbolic license. There was no impact to net cash flows provided by (used in) operating, investing or financing activities for the six months ended June 30, 2018 as a result of adopting ASC Topic 606. However, within cash flows from operating activities, net income (loss) is $3.9 million higher and the change in deferred revenue is $3.9 million lower as a result of adopting ASC Topic 606 during the six months ended June 30, 2018.

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Online game:
Mobile	$143,026	$139,250	$282,856	$266,489
Web	21,654	24,495	43,377	50,737
Online game total	$164,680	$163,745	$326,233	$317,226
Advertising and other:
Mobile	49,718	40,618	92,489	74,992
Web	2,528	3,825	4,582	9,505
Other	119	1,043	1,973	1,792
Advertising and other total	$52,365	$45,486	$99,044	$86,289
Total revenue	$217,045	$209,231	$425,277	$403,515

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017(1)	2018	2017(1)
United States	$142,541	$139,768	$278,537	$267,973
All other countries(2)	74,504	69,463	146,740	135,542
Total revenue	$217,045	$209,231	$425,277	$403,515

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
(2)	No foreign country exceeded 10% of our total revenue for any periods presented.

Consumable virtual items accounted for 47% of online game revenue in the three months ended June 30, 2018 and 43% of online game revenue in the same period of the prior year. Durable virtual items accounted for 53% of online game revenue in the three months ended June 30, 2018 and 57% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months in the three months ended June 30, 2018, compared to 8 months in the same period of the prior year.

Consumable virtual items accounted for 46% of online game revenue in the six months ended June 30, 2018 and 45% of online game revenue in the same period of the prior year. Durable virtual items accounted for 54% of online game revenue in the six months ended June 30, 2018 and 55% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the six months ended June 30, 2018 and 2017.

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

During the three and six months ended June 30, 2018, we recognized $34.6 million and $118.2 million, respectively, of revenue that was included in the current deferred revenue balance on January 1, 2018.

The decrease in accounts receivable, net during the six months ended June 30, 2018 was primarily driven by cash collections of current period and previously due amounts exceeding sales on account during the period, partially offset by an increase in accounts receivable of $10.7 million from our acquisition of Gram Games Teknoloji A.S (“Gram Games”) during the second quarter of 2018. The increase in deferred revenue during the six months ended June 30, 2018 was primarily driven by the sale of virtual items during the period, which includes contribution from Gram Games, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our short-term investments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$182,073	$—	$(71)	$182,002
Total	$182,073	$—	$(71)	$182,002

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$308,684	$—	$(178)	$308,506
Total	$308,684	$—	$(178)	$308,506

All of our short-term investments have contractual maturities of one year or less as of June 30, 2018.

Changes in market interest rates and bond yields cause our short-term investments to fall below their cost basis, resulting in unrealized losses. As of June 30, 2018, we had unrealized losses of $0.1 million related to short-term investments that had a fair value of $56.9 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of June 30, 2018, we did not consider any of our short-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

4. Fair Value Measurements

Our financial assets consist of cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments, which consist of money market funds and corporate debt securities, are reported at fair value. Accounts receivable, net is stated at its net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, which are stated at the invoiced or estimated payout amount, respectively, which approximates fair value, as well as contingent consideration obligations as a result of business acquisitions, which are reported at fair value.

As of June 30, 2018, our contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with our acquisition of PuzzleSocial, Inc. (“PuzzleSocial”) in the third quarter of 2016 and Gram Games in the second quarter of 2018. With respect to the PuzzleSocial acquisition, we estimated the acquisition date fair value of the contingent consideration obligation using discounted cash flow models, and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the respective obligation. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration obligation were forecasted future cash flows, the timing of those cash flows and the risk-adjusted discount rate. During the second quarter of 2017, it was determined the future performance would not meet the required performance targets. As of June 30, 2018, we continue to expect that the future performance will not meet the required performance targets for the acquisition. Accordingly, the estimated contingent consideration obligation remains at zero as of June 30, 2018.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Gram Games’ projected performance, risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. At acquisition, the estimated fair value of the contingent consideration obligation was $43.5 million. However, as of June 30, 2018, the estimated fair value of the contingent consideration obligation increased to $45.0 million due to the increased probability of achievement, resulting in $1.5 million of expense recognized within research and development expense in our consolidated statement of operations for the three and six months ended June 30, 2018.

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

The composition of our financial assets and liabilities as of June 30, 2018 and December 31, 2017 among the three levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$50,871	$—	$—	$50,871
Corporate debt securities	—	24,900	—	24,900
Short-term investments:
Corporate debt securities	—	182,002	—	182,002
Total financial assets	$50,871	$206,902	$—	$257,773
Liabilities:
Contingent consideration	$—	$—	$45,000	$45,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$177,577	$—	$—	$177,577
Corporate debt securities	—	44,923	—	44,923
Short-term investments:
Corporate debt securities	—	308,506	—	308,506
Total financial assets	$177,577	$353,429	$—	$531,006

The following table presents the activity for the six months ended June 30, 2018 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2017	$—
Additions	43,500
Fair value adjustments	1,500
Contingent consideration obligation – June 30, 2018	$45,000

We had no transfers between valuation levels from December 31, 2017 to June 30, 2018.

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer equipment	$20,354	$21,583
Software	32,065	32,509
Land	89,130	89,130
Building and building improvements	200,139	199,070
Furniture and fixtures	10,467	10,376
Leasehold improvements	6,974	7,965
Total property and equipment, gross	$359,129	$360,633
Less: Accumulated depreciation	(94,884)	(94,044)
Total property and equipment, net	$264,245	$266,589

The following represents our property and equipment, net by location (in thousands):

	June 30,	December 31,
	2018	2017
United States	$260,433	$263,037
All other countries	3,812	3,552
Total property and equipment, net	$264,245	$266,589

6. Acquisitions

Gram Games Acquisition

On May 25, 2018 we acquired a 100% equity interest in Gram Games, a mobile game developer to expand our hyper-casual and puzzle games portfolio, for total purchase consideration of $299.0 million. Of the total purchase consideration, $230.5 million was paid in cash on the acquisition date and $25.0 million is retained in escrow for a period of 18 months for general representations and warranties for total cash consideration of $255.5 million. The remaining purchase consideration relates to contingent consideration valued at $43.5 million as of the acquisition date (see Note 4 – “Fair Value Measurements” for further discussion on this estimate). The contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years. We will record changes in the fair value of the contingent consideration obligation within our consolidated statement of operations in each future reporting period as they occur. Additionally, in connection with the transaction, the Company executed noncompetition agreements with the prior management owners of Gram Games for a term of three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the tangible assets, liabilities assumed, intangible assets, contingent consideration and related goodwill acquired from Gram Games (in thousands, unaudited):

Total
Cash acquired	$8,474
Accounts receivable, net acquired	10,747
Prepaid expenses acquired	279
Other current assets acquired	937
Intangible assets, net acquired:
Developed technology, useful life of 5 years	43,000
Developed technology, useful life of 3 years	26,000
Trade names, useful life of 7 years	14,000
Trade names, useful life of 3 years	500
Goodwill	223,833
Property and equipment, net acquired	898
Other non-current assets acquired	329
Total assets acquired	328,997
Accounts payable assumed	(8,874)
Income tax payable assumed	(502)
Other current liabilities assumed	(5,164)
Deferred tax liabilities, net assumed	(15,408)
Total liabilities assumed	(29,948)
Total purchase price consideration	$299,049

Non-current contingent consideration obligation	(43,500)
Total cash consideration	$255,549

Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the respective acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities assumed, identifiable intangible assets, income and non-income based taxes and residual goodwill.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The weighted average amortization period of the acquired intangible assets is 4.7 years at acquisition.

Transactions costs incurred by the Company in connection with the Gram Games acquisition, including professional fees, were $1.3 million and were recorded within general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2018.

The results of operations from Gram Games have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations have not been presented as they are not material to our consolidated statements of operations for the three and six months ended June 30, 2018.

7. Goodwill and Intangible Assets, net

The following table presents the changes to goodwill for the six months ended June 30, 2018 (in thousands):

Goodwill – December 31, 2017 (1)	$730,464
Additions	223,833
Foreign currency translation adjustments (2)	(5,039)
Goodwill – June 30, 2018 (1)	$949,258

(1)	There are no accumulated impairments losses at the beginning or end of any period presented.
(2)	The decrease is primarily related to translation gains on goodwill associated with the acquisition of NaturalMotion which the functional currency is denominated in British Pounds.

The details of our acquisition-related intangible assets as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$266,239	$(154,935)	$111,304
Trademarks, branding and domain names	32,772	(10,470)	22,302
Noncompetition agreements	8,390	(5,093)	3,297
Acquired lease intangibles	5,708	(5,439)	269
Total	$313,109	$(175,937)	$137,172

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$197,908	$(147,427)	$50,481
Trademarks, branding and domain names	18,272	(10,152)	8,120
Noncompetition agreements	8,390	(3,079)	5,311
Acquired lease intangibles	5,708	(5,362)	346
Total	$230,278	$(166,020)	$64,258

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of June 30, 2018 and December 31, 2017. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $6.0 million and $10.6 million for the three and six months ended June 30, 2018, respectively. Comparatively, amortization expense related to intangible assets was $4.1 million and $9.5 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, the weighted-average remaining useful lives of our acquired intangible assets are 4.0 years for developed technology, 6.8 years for trademarks, branding and domain names, 1.1 years for noncompetition agreements, 1.8 years for acquired lease intangibles and 4.3 years in total, for all acquired intangible assets.

As of June 30, 2018, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2018	$18,542
2019	32,409
2020	31,149
2021	23,596
2022	16,368
Thereafter	8,988
Total	$131,052

8. Income Taxes

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

During the fourth quarter of 2017, we recognized a provisional tax benefit of $5.0 million as a result of the 2017 Tax Act’s enactment, which was included as a component of the provision for income taxes, and primarily consisted of a $2.4 million income tax benefit in connection with re-measurement of certain deferred tax assets and liabilities and a $2.6 million income tax benefit in connection with the refundable AMT credit. Other provisional amounts recorded during the fourth quarter of 2017 related to the revised officer compensation rules and one-time transitional tax on foreign earnings and profits after 1986, which had no impact to the provision for income taxes because of an equal offset to the valuation allowance and overall accumulated earnings and profits deficit, respectively.

During the three and six months ended June 30, 2018, there were no adjustments to the provisional amounts previously recorded during the fourth quarter of 2017. We continue to gather additional information necessary and await interpretative guidance from the Internal Revenue Service and United States Treasury, specifically as it relates to the global intangible low-taxed income (“GILTI”) and Base Erosion and Anti-Abuse Tax provisions of the 2017 Tax Act, to complete our accounting for these items within the prescribed measurement period.

With respect to the GILTI provisions, companies may make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of our estimated future results of global operations, and as a result, we are not yet able to make our accounting policy election. Therefore, we have not recorded any deferred tax effects related to GILTI for the three and six months ended June 30, 2018.

On a consolidated basis, the provision for income taxes decreased by $1.0 million in the three months ended June 30, 2018 as compared to the same period of the prior year. The decrease was primarily attributable to a benefit generated from the post-acquisition statutory operating loss from Gram Games, partially offset by changes in our jurisdictional mix of earnings. The fluctuation of the provision for income taxes for the six months ended June 30, 2018 as compared to the same period of the prior year was flat due to a benefit generated from the post-acquisition statutory operating loss from Gram Games, offset by changes in our jurisdictional mix of earnings.

9. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued accounts payable	$22,879	$38,046
Accrued compensation liability	26,050	33,815
Accrued restructuring liability	3,617	3,674
Accrued payable from acquisitions	10,000	12,800
Accrued lease incentive obligation	24,895	20,059
Value-added taxes payable	3,538	3,453
Other current liabilities	8,846	11,242
Total other current liabilities	$99,825	$123,089

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Contingent consideration obligation	$45,000	$—
Accrued payable from acquisitions	25,000	20,000
Accrued restructuring liability	9,269	10,856
Unrecognized tax liability	10,205	8,975
Accrued lease incentive obligation	—	4,836
Other non-current liabilities	3,765	4,245
Total other non-current liabilities	$93,239	$48,912

10. Restructuring

We recorded the following net restructuring charges within our consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$—	$—	$27	$—
Research and development	(109)	1,265	78	333
General and administrative	509	157	766	244
Total restructuring charges	$400	$1,422	$871	$577

Restructuring activities, summarized by plan, are presented in the table below (in thousands):

	Q4 2017	Q2 2015	Other
	Restructuring Plan	Restructuring Plan	Restructuring Plans	Total
Restructuring liability – December 31, 2017	$371	$14,152	$7	$14,530
Restructuring expense and adjustments	770	76	25	871
Cash payments	(756)	(1,727)	(32)	(2,515)
Restructuring liability – June 30, 2018	$385	$12,501	$—	$12,886
Cumulative costs to date, as of June 30, 2018	$2,236	$34,400	$2,195	$38,831
Total costs expected to be incurred, as of June 30, 2018	$2,252	$34,400	$2,195	$38,847

Q4 2017 Restructuring Plan

During the fourth quarter of 2017, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.4 million and $0.8 million of expense during the three and six months ended June 30, 2018, respectively, which is included in operating expenses in our consolidated statement of operations. The $0.4 million restructuring charge for the three months ended June 30, 2018 is comprised of $0.1 million of employee severance costs and $0.3 million of other costs and the $0.8 million restructuring charge for the six months ended June 30, 2018 is comprised of $0.3 million of employee severance costs and $0.5 million of other costs. The remaining costs are expected to be paid out within the next quarter.

Q2 2015 Restructuring Plan

During the second quarter of 2015, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.1 million of other costs during the three and six months ended June 30, 2018, which is included in operating expenses in our consolidated statement of operations. The remaining liability is expected to be paid out over the next 3.9 years.

11. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“ZSUs”) and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$564	$371	$995	$990
Research and development	10,363	10,483	18,988	22,196
Sales and marketing	2,214	1,751	4,050	3,538
General and administrative	4,228	3,627	7,449	7,034
Total stock-based compensation expense	$17,369	$16,232	$31,482	$33,758

The following table shows stock option activity for the six months ended June 30, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2017	32,964	$2.07	$64,114	6.32
Granted	6,122	3.48
Forfeited, expired and cancelled	(217)	3.77
Exercised	(593)	1.65
Balance as of June 30, 2018	38,276	$2.29	$68,360	6.48

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Three and Six Months Ended June 30, 2018
Expected term, in years	6
Risk-free interest rates	2.70%
Expected volatility	44%
Dividend yield	—
Weighted-average estimated fair value of options granted	$1.60

The following table shows a summary of ZSU activity for the six months ended June 30, 2018 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2017	45,478	$3.00	$181,912
Granted	27,858	3.85
Vested	(9,292)	2.95
Forfeited	(4,857)	3.13
Unvested as of June 30, 2018	59,187	$3.40	$240,891

Stock Repurchases

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200.0 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In 2017, we repurchased 36.3 million shares for our Class A common stock under the repurchase program at a weighted average price of $2.78 per share for a total of $101.0 million. During the three months ended June 30, 2018, we repurchased 6.9 million shares of our Class A common stock under the repurchase program at a weighted average price of $3.51 per share for a total of $24.2 million and during the six months ended June 30, 2018, we repurchased 18.2 million shares of our Class A common stock under the repurchase program at a weighted average price of $3.59 per share for a total of $65.4 million, completing the 2016 Share Repurchase Program.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

In April 2018, a new share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods.

12.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2017	$(93,319)	$(178)	$(93,497)
Other comprehensive income (loss) before reclassifications	(6,721)	107	(6,614)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	(6,721)	107	(6,614)
Balance as of June 30, 2018	$(100,040)	$(71)	$(100,111)

13. Net Income (Loss) Per Share of Common Stock

On May 2, 2018, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock. As a result of Mr. Pincus’ conversion, the remaining shares of Class B common stock represented less than 10% of the total voting power of all Zynga stockholders and, accordingly, each remaining outstanding share of Class B common stock automatically converted into one share of Class A common stock. Each Zynga stockholder now has one vote per share on all matters subject to stockholder vote. Following the conversion, no shares of Class B or Class C common stock are outstanding and the total number of authorized shares of capital stock will be reduced to account for the elimination of the Class B and Class C common stock. Accordingly, beginning in the second quarter of 2018, the Company calculated basic and dilutive net income (loss) per share under a single-class method.

Prior to the conversion noted above, we computed net income (loss) per share of common stock using the two-class method required for participating securities and multiple classes of common stock. Prior to the date of the initial public offering, we considered all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Additionally, we considered shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities, because the holders of such shares have non-forfeitable dividend rights in the event we declare a dividend for common shares. In accordance with the two-class method, net income allocated to these participating securities, which include participation rights in undistributed net income, is subtracted from net income (loss) to determine total net income (loss) to be allocated to common stockholders.

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	Class	Class
	A(1)	A(1)
BASIC:
Net income (loss) attributable to common stockholders – basic	$(911)	$4,698
Weighted-average common shares outstanding – basic	858,666	864,117
Net income (loss) per share attributable to common stockholders – basic	$(0.00)	$0.01
DILUTED:
Net income (loss) attributable to common stockholders – basic	$(911)	$4,698
Weighted-average common shares outstanding – basic	858,666	864,117
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	—	10,803
ZSUs	—	14,093
Performance-based ZSUs	—	1,272
Weighted-average common shares outstanding – diluted	858,666	890,285
Net income (loss) per share attributable to common stockholders – diluted	$(0.00)	$0.01

(1)

The net income (loss) per share calculations for the three and six months ended June 30, 2018 are presented as if the one-for-one class conversion occurred as of the beginning of the respective period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017			2017
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
BASIC:
Net income (loss) attributable to common stockholders – basic	$4,565	$407	$121	$(3,896)	$(382)	$(103)
Weighted-average common shares outstanding – basic	773,704	68,904	20,517	772,679	75,289	20,517
Net income (loss) per share attributable to common stockholders – basic	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)
DILUTED:
Net income (loss) attributable to common stockholders – basic	$4,565	$407	$121	$(3,896)	$(382)	$(103)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	121	—	—	(103)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	407	—	—	(382)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	—	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$5,093	$407	$121	$(4,381)	$(382)	$(103)
Weighted-average common shares outstanding – basic	773,704	68,904	20,517	772,679	75,289	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	68,904	—	—	75,829	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	9,811	917	—	—	—	—
ZSUs	14,710	—	—	—	—	—
Performance-based ZSUs	345	—	—	—	—	—
Weighted-average common shares outstanding – diluted	887,991	69,821	20,517	869,025	75,289	20,517
Net income (loss) per share attributable to common stockholders – diluted	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and employee stock purchase plan	38,278	16,827	9,737	35,138
Restricted shares	—	—	—	1,062
ZSUs	53,536	2,770	2,720	49,263
Total	91,814	19,597	12,457	85,463

14. Leases

Rental Income

The Company owns the building where its San Francisco headquarters is located and leases available office space to other tenants. One tenant will occupy approximately 43% of the building with a lease term concluding in February 2027. The agreement provides for total minimum rental payments of $167.3 million with escalating rent payments and various lease incentives to be straight-lined over the lease term. The monthly rental income, net of the lease incentives and amortization of the lease origination costs, is recorded within other income and expense, net in the consolidated statement of operations. As of June 30, 2018, the Company has a current lease incentive obligation of $24.9 million related to tenant improvements for this lease.

As of June 30, 2018, the remaining cash to be received from future minimum rentals for the noncancelable lease term are as follows (in thousands):

Year ending December 31:
Remaining 2018	$4,612
2019	11,345
2020	14,369
2021	20,287
2022	20,896
Thereafter	93,982
Total	$165,491

The Company has other lease and sub-lease arrangements for its owned or leased office facilities, however, the amounts are not material to the consolidated financial statements.

Lease Commitments

We have entered into operating leases primarily for office facilities. As of June 30, 2018, future minimum lease payments related to the Company’s leases are as follows (in thousands):

Year ending December 31:
Remaining 2018	$4,196
2019	8,421
2020	6,292
2021	5,282
2022	1,548
Thereafter	—
Total	$25,739

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of June 30, 2018, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2018	$9,112
2019	19,500
2020	32,750
Thereafter	—
Total	$61,362

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of June 30, 2018, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2018	$6,959
2019	3,731
2020	674
Thereafter	—
Total	$11,364

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

Beginning on August 3, 2012, three of the actions were filed in San Francisco County Superior Court. On October 2, 2012, the court consolidated those three actions as In re Zynga Shareholder Derivative Litigation, Lead Case CGC-12-522934. On March 14, 2013, the plaintiffs filed a First Amended Complaint in that consolidated California state action. On March 21, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 24, 2014, the court endorsed a stipulation among the parties staying the action pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 24, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below. On May 2, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action that is discussed in further detail below. At a status conference on March 8, 2017, the court stayed the action, in light of the Company’s formation of a special litigation committee discussed below. At a status conference on September 29, 2017, the court extended the stay in the action until April 9, 2018.  On April 20, 2018, the Special Litigation Committee (discussed below), acting on the Company’s behalf, filed a motion to dismiss the action on grounds that the appropriate forum for resolution of the action is the Delaware Court of Chancery. On May 25, 2018, plaintiffs’ counsel requested, and the court granted, a voluntary dismissal of the action in its entirety.  This action has now been dismissed.

Beginning on August 16, 2012, four stockholder derivative actions were filed in the U.S. District Court for the Northern District of California. On December 3, 2012, the court consolidated these four actions as In re Zynga Inc. Derivative Litigation, Lead Case No. 12-CV-4327-JSW. On March 11, 2013, the court endorsed a stipulation among the parties staying the action pending the ruling on the motion to dismiss in a related federal securities class action. On March 21, 2014, the court issued an order continuing the stay pending a ruling on a motion to dismiss the First Amended Complaint in the federal securities class action. On April 27, 2015, the court endorsed a stipulation among the parties staying the action until the Delaware Chancery Court ruled on the defendants’ motion to stay or dismiss in the action described below.  On April 27, 2016, the court endorsed a stipulation among the parties staying the action until final resolution of plaintiff’s appeal in the Delaware derivative action discussed below. On January 26, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until July 14, 2017. On August 17, 2017, the court endorsed a stipulation among the parties providing for a further stay of this action until September 29, 2017. On October 27, 2017, the court endorsed a stipulation among the parties provided for further stay of this action until April 9, 2018.  On March 29, 2018, the plaintiffs filed a motion to lift the stay in the action, and on April 17, 2018, the Special Litigation Committee, acting on behalf of the Company, filed a cross-motion to dismiss the action on grounds that the appropriate forum for resolution of the action is the Delaware Court of Chancery. On May 17, 2018, the court granted plaintiffs’ motion to lift the stay, and simultaneously granted defendants’ motion to dismiss the action. This consolidated action has now been dismissed.

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

On December 9, 2014, the defendants filed a motion to stay or dismiss the action. The court held a hearing on defendants’ motion on November 17, 2015, and on February 29, 2016, the court granted the Company’s motion to dismiss. On March 29, 2016, plaintiff filed a notice of appeal of the court’s order dismissing the action.  On December 5, 2016, the Delaware Supreme Court reversed the Court of Chancery’s dismissal and remanded the case for further proceedings. On June 7, 2017, the court endorsed a stipulation among the parties staying the action through July 31, 2017, in light of the Company’s formation of a Special Litigation Committee, as noted below. On July 18, 2017, the court endorsed a stipulation among the parties continuing the stay in the action through September 7, 2017. On September 11, 2017, the court endorsed a stipulation among the parties continuing the stay in the action through October 31, 2017. Subsequently, on January 5, 2018, the Special Litigation Committee, acting on behalf of the Company, filed a supplemental motion to stay the action until February 20, 2018, to allow the parties to engage in settlement negotiation.

On February 3, 2017, the Company’s Board of Directors established a special litigation committee (the “Special Litigation Committee”) consisting of Janice Roberts and Carol Mills, to investigate the claims asserted against certain former and current officers and directors of the Company in the shareholder derivative suits described above (collectively, the “Derivative Litigation”). The Company’s Board of Directors determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Derivative Litigation. The Special Litigation Committee was created to determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss or consensually resolve the claims asserted in the Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Company’s Board of Directors and in all respects shall be binding upon the Company.

On March 1, 2018, the Special Litigation Committee (on behalf of the Company) and the Sandys defendants filed a stipulation of settlement notifying the court that these parties had reached an agreement to settle the action, releasing all claims against the defendants in consideration of an insurer-funded settlement payment that will be made to the Company. In connection with filing of the stipulation of settlement, the Special Litigation Committee also filed a report related to its investigation of the matters alleged in the action, and its conclusions with respect thereto and with respect to the proposed settlement. The settlement is pending court approval and notification to the Company’s shareholders. Given the settlement’s preliminary nature, it remains possible that the stipulation of settlement may not result in a final settlement and the impact could therefore change in the near term.

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

Overview

We are a leading provider of social game services with approximately 88 million average monthly active users of our games (“MAUs”) in the second quarter of 2018. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites, such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

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

In 2018, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the six months ended June 30, 2018, we estimate that 50%, 37% and 10% of our revenue and bookings were generated on Apple, Google and Facebook platforms, respectively, while in the same period of the prior year, we estimate that 50%, 32% and 14% of revenue and 51%, 33% and 12% of our bookings were generated on Apple, Google and Facebook platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Revenue to Bookings:
Revenue	$217,045	$209,231	$425,277	$403,515
Change in deferred revenue	16,884	(53)	28,124	13,021
Bookings	$233,929	$209,178	$453,401	$416,536

Limitations of Bookings

Key limitations of bookings are:

•

bookings do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average playing period of payers, the average life of branded virtual items, the term of the advertising arrangement or as virtual items are consumed; and

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

Our business model our social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable our games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual items are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual items. Accordingly, we primarily focus on bookings, DAUs, MAUs, MUUs, MUPs and ABPU, which together we believe best reflect key audience metrics.

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(users and payers in millions)
Average DAUs(1)	23	21	24	21
Average MAUs(1)	88	80	91	76
Average MUUs(2)	53	52	52	54
Average MUPs(2)	1.1	1.2	1.1	1.3
ABPU	$0.110	$0.109	$0.103	$0.108

(1)

For the three and six months ended June 30, 2018, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 because we do not have the third party network login data to link an individual who has played under multiple user accounts. For the three and six months ended June 30, 2017, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire and our Facebook Instant Games. As such, actual DAU and MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Games referenced in footnote (1) are excluded from MUUs and MUPs to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs and MAUs increased in the three months ended June 30, 2018 compared to the same period of the prior year primarily due to contribution from the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018, supplemented by an increase in average DAUs and MAUs for games on mobile messenger platforms (i.e. Facebook Instant Games) and Zynga Poker. These increases were partially offset by a decrease in average DAUs and MAUs for Solitaire. Average MUUs and MUPs were relatively flat when comparing the three months ended June 30, 2018 to the same period of the prior year. ABPU increased in the three months ended June 30, 2018 compared to the same period of the prior year due to a larger increase in bookings relative to average DAUs.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer:

	Three Months Ended June 30,
	2018	2017
Average monthly unique payer bookings (in millions)(1)	$52	$54
Average MUPs (in millions)(2)	1.1	1.2
Monthly unique payer bookings per MUP(3)	$48	$45

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers. Also excluded are bookings from advertising. For the three months ended June 30, 2018, bookings from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded. For the three months ended June 30, 2017, bookings from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(2)

For the three months ended June 30, 2018, MUPs from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded. For the three months ended June 30, 2017, MUPs from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

When comparing the three months ended June 30, 2018 to the same period of the prior year, average monthly unique payer bookings decreased primarily due to declines in unique payer bookings from FarmVille 2, Dawn of Titans and Wizard of Oz: Magic Match, while monthly unique payer bookings per MUP increased due to a smaller decline in bookings relative to average MUPs.

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

Q2 2018 Highlights

•

Gram Games Acquisition. We acquired a 100% equity interest in Gram Games, a mobile game developer of hyper-casual and puzzle games to expand our portfolio of casual games. The total purchase consideration was $299.0 million, with cash consideration totaling $255.5 million. Of the total cash consideration, $230.5 million was paid on the acquisition date and $25.0 million is retained in escrow for a period of 18 months. The remaining purchase consideration relates to contingent consideration valued at $43.5 million as of the acquisition date. The contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years.

•

Share Repurchase Program. We repurchased 6.9 million shares of our Class A common stock at a weighted average price of $3.51 per share for a total of $24.2 million, completing the 2016 Share Repurchase Program.

•

Common Stock Share Conversion. On May 2, 2018, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock. Following the conversion, each remaining outstanding share of Class B common stock automatically converted into one share of Class A common stock. Each Zynga stockholder now has one vote per share on all matters subject to stockholder vote.

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

Tax Cuts and Jobs Act

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that did not complete accounting for the income tax effects of the 2017 Tax during the fourth quarter of 2017 (i.e., the period of enactment). Specifically, SAB 118 states that companies that did not complete accounting for the effects of the 2017 Tax Act in the period of enactment may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Any provisional amounts are subject to adjustment during a measurement period that begins in the reporting period that includes the 2017 Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In accordance with SAB 118, we recorded a provisional $5.0 million income tax benefit during the fourth quarter of 2017, which primarily consisted of a $2.4 million income tax benefit in connection with re-measurement of certain deferred tax assets and liabilities and a $2.6 million income tax benefit in connection with the refundable AMT credit. Those amounts were initially recorded as provisional as we believed that additional analysis of our deferred tax assets and liabilities was necessary, as well as the evaluation of potential correlative adjustments. We continue to gather additional information necessary and await interpretative guidance from the Internal Revenue Service and United States Treasury, specifically as it relates to the global intangible low-taxed income (“GILTI”) and Base Erosion and Anti-Abuse Tax provisions of the 2017 Tax Act, to complete our accounting for these items within the prescribed measurement period.

With respect to the GILTI provisions, companies may make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of our estimated future results of global operations, and as a result, we are not yet able to make our accounting policy election. Therefore, we have not recorded any deferred tax effects related to GILTI for the three and six months ended June 30, 2018.

Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017(1)	% Change	2018	2017(1)	% Change
	(dollars in thousands)			(dollars in thousands)
Online game:
Mobile	$143,026	$139,250	3%	$282,856	$266,489	6%
Web	21,654	24,495	(12)%	43,377	50,737	(15)%
Online game total	164,680	163,745	1%	326,233	317,226	3%
Advertising and other:
Mobile	49,718	40,618	22%	92,489	74,992	23%
Web	2,528	3,825	(34)%	4,582	9,505	(52)%
Other	119	1,043	(89)%	1,973	1,792	10%
Advertising and other total	52,365	45,486	15%	99,044	86,289	15%
Total revenue	$217,045	$209,231	4%	$425,277	$403,515	5%

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total revenue increased $7.8 million in the three months ended June 30, 2018 compared to the same period of the prior year, while bookings increased $24.8 million in the three months ended June 30, 2018 compared to the same period of the prior year. Average DAUs increased from 21 million in the three months ended June 30, 2017 to 23 million in the three months ended June 30, 2018, ABPU increased from $0.109 in the three months ended June 30, 2017 to $0.110 in the three months ended June 30, 2018 and average MUPs decreased from 1.2 million in the three months ended June 30, 2017 to 1.1 million in the three months ended June 30, 2018.

Online game revenue increased $0.9 million in the three months ended June 30, 2018 compared to the same period of the prior year, with mobile online game revenue accounting for $3.7 million of the increase, offset by a decrease in web online game revenue of $2.8 million.

The increase in mobile online game revenue of $3.7 million was primarily attributable to an increase in revenue from Zynga Poker in the amount of $5.5 million. Mobile online game revenue increased for Zynga Poker due to growth in bookings and audience metrics in the game. This increase was offset by a decrease in mobile online game revenue from Black Diamond Slots of $2.1 million due to the overall decay rate in bookings and audience metrics in this game. All other mobile games accounted for the remaining net increase of $0.3 million in mobile online game revenue.  The decrease in web online game revenue of $2.8 million was primarily attributable to a $2.6 million decrease in revenue from FarmVille 2, due to the overall decay rate in bookings and audience metrics in this game. All other web games accounted for the remaining net decrease of $0.2 million in web online game revenue.

For the three months ended June 30, 2018, we recognized $0.5 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate did not impact our reported earnings per share for the three months ended June 30, 2018. For the three months ended June 30, 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, for both the three months ended June 30, 2018 and 2017, there were no changes in our estimated average life of durable virtual items that required adjusting the recognition period of deferred revenue generated in prior periods.

In the three months ended June 30, 2018, Zynga Poker (mobile and web), CSR Racing 2 (mobile), Hit It Rich! Slots (mobile and web) and Wizard of Oz Slots (mobile and web) were our top online revenue-generating games and comprised 23%, 13%, 11% and 10%, respectively, of our online game revenue for the period. In the three months ended June 30, 2017, Zynga Poker (mobile and web), CSR Racing 2 (mobile), Wizard of Oz Slots (mobile and web) and Hit It Rich! Slots (mobile and web) were our top revenue-generating games and comprised 21%, 14%, 10% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 47% of online game revenue in the three months ended June 30, 2018 and 43% of online game revenue in the same period of the prior year. Durable virtual items accounted for 53% of online game revenue in the three months ended June 30, 2018 and 57% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months in the three months ended June 30, 2018, compared to 8 months in the same period of the prior year.

Advertising and other revenue increased $6.9 million in the three months ended June 30, 2018 as compared to the same period of the prior year, with mobile advertising revenue accounting for $9.1 million of the increase, offset by a decrease in web advertising revenue and other revenue of $1.3 million and $0.9 million, respectively.

The increase in mobile advertising revenue of $9.1 million was primarily due to an increase in mobile in-game display ads of $6.0 million, primarily driven by new product introductions in Words with Friends games and recently acquired games (i.e. the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018), partially offset by a lower cost per thousand impressions rate from the prior year due to a shift in product mix. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement and other revenue of $2.9 million. The decrease in web advertising revenue of $1.3 million was primarily due to a decrease in web in-game display ads of $1.2 million which is consistent with the continual decline in our web games. The decrease in other revenue of $0.9 million was due to a decrease in licensing revenue in the three months ended June 30, 2018.

International revenue as a percentage of total revenue was 34% in the three months ended June 30, 2018 and 33% in the same period of the prior year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Total revenue increased $21.8 million in the six months ended June 30, 2018 compared to the same period of the prior year, while bookings increased $36.9 million in the six months ended June 30, 2018 compared to the same period of the prior year. Average DAUs increased from 21 million in the six months ended June 30, 2017 to 24 million in the six months ended June 30, 2018, ABPU decreased from $0.108 in the six months ended June 30, 2017 to $0.103 in the six months ended June 30, 2018 and average MUPs decreased from 1.3 million in the six months ended June 30, 2017 to 1.1 million in the six months ended June 30, 2018.

Online game revenue increased $9.0 million in the six months ended June 30, 2018 compared to the same period of the prior year, with mobile online game revenue accounting for $16.4 million of the increase, offset by a decrease in web online game revenue of $7.4 million.

The increase in mobile online game revenue of $16.4 million was primarily attributable to increases in revenue from Zynga Poker, Dawn of Titans, 101 YuzbBir Okey Plus and Words with Friends in the amounts of $9.4 million, $6.2 million, $3.0 million and $2.9 million, respectively. Mobile online game revenue increased for Zynga Poker and Words with Friends due to growth in bookings and audience metrics in the games, while mobile online game revenue increased for Dawn of Titans as a result of higher amortization of prior period deferred revenue. Lastly, mobile online game revenue increased for 101 YuzbBir Okey Plus as this game was acquired in December 2017. These increases were offset by a decrease in mobile online game revenue from Black Diamond Slots of $3.7 million due to the overall decay rate in bookings and audience metrics in this game. All other mobile games accounted for the remaining net decrease of $1.4 million in mobile online game revenue. The decrease in web online game revenue of $7.4 million was primarily attributable to a decrease in revenue from FarmVille 2 of $6.6 million, due to the overall decay rate in bookings and audience metrics in this game. All other web games accounted for the remaining net decrease of $0.8 million in web online game revenues.

For the six months ended June 30, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate had a $0.01 per share impact on our reported earnings per share in the six months ended June 30, 2018. For the six months ended June 30, 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, for both the six months ended June 30, 2018 and 2017, there were no changes in our estimated average life of durable virtual items that required adjusting the recognition period of deferred revenue generated in prior periods.

In the six months ended June 30, 2018, Zynga Poker (mobile and web), CSR Racing 2 (mobile), Hit It Rich! Slots (mobile and web) and Wizard of Oz Slots (mobile and web) were our top online revenue-generating games and comprised 23%, 13%, 11% and 10%, respectively, of our online game revenue for the period. In the six months ended June 30, 2017, Zynga Poker (mobile and web), CSR Racing 2 (mobile), Hit It Rich! Slots (mobile and web), and Wizard of Oz Slots (mobile and web) were our top revenue-generating games and comprised 22%, 13%, 10% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 46% of online game revenue in the six months ended June 30, 2018 and 45% of online game revenue in the same period of the prior year. Durable virtual items accounted for 54% of online game revenue in the six months ended June 30, 2018 and 55% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the six months ended June 30, 2018 and 2017.

Advertising and other revenue increased $12.8 million in the six months ended June, 2018 as compared to the same period of the prior year, with mobile advertising revenue accounting for $17.5 million and other revenue accounting for $0.2 million of the increase, partially offset by a decrease in web advertising of $4.9 million.

The increase in mobile advertising revenue of $17.5 million was primarily due to an increase in mobile in-game display ads of $12.7 million, partially driven by new product introductions in Words with Friends and recently acquired games (i.e. the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018), partially offset by a lower cost per thousand impressions rate from the prior year due to a shift in product mix. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement ads and mobile other revenue of $4.8 million. The decrease in web advertising revenue of $4.9 million was primarily due to a decrease in web in-game display ads of $4.9 million, which is consistent with the continual decline in our web games.

International revenue as a percentage of total revenue was 35% in the six months ended June 30, 2018 and 34% in the same period of the prior year.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$74,182	$64,172	16%	$143,224	$129,049	11%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Cost of revenue increased $10.0 million in the three months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $5.6 million in payment processing fees from bookings generated from mobile payment processors, $2.6 million in intangible asset amortization driven by our acquisitions in December 2017 and May 2018 and $0.7 million in headcount-related expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cost of revenue increased $14.2 million in the six months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $8.9 million in payment processing fees from bookings generated from mobile payment processors, $2.7 million in intangible asset amortization driven by our acquisitions in December 2017 and May 2018 and $1.4 million in headcount-related expenses.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$67,391	$64,615	4%	$128,216	$133,817	(4)%

Three Months Ended June 30, 2018 Compared to Three Months June 30, 2017

Research and development expenses increased $2.8 million in the three months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $1.7 million in consulting-related expenses, $1.5 million of an increase in the fair value of the contingent consideration related to our Gram Games acquisition and $0.7 million in technology related costs, partially offset by a decline in restructuring related costs of $1.4 million.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Research and development expenses decreased $5.6 million in the six months ended June 30, 2018 compared to the same period of the prior year. The decrease was primarily attributable to decreases of $5.9 million in headcount-related expenses, $3.2 million in stock-based compensation expense and $2.2 million of lower overhead costs from changes in headcount, partially offset by increases of $1.7 million for consulting-related expenses, $1.5 million of an increase in the fair value of the contingent consideration related to our Gram Games acquisition and $1.2 million in technology related costs.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$52,878	$51,201	3%	$103,733	$97,821	6%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Sales and marketing expenses increased $1.7 million in the three months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to a $1.8 million increase in headcount-related expense.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Sales and marketing expenses increased $5.9 million in the six months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $4.0 million in headcount-related expense, $2.2 million in marketing expense, $0.5 million of stock-based compensation expense, $0.4 million of higher overhead costs from changes in headcount and $0.3 million of technology related costs, partially offset by a decrease of $1.9 million in intangible asset amortization.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$25,580	$23,551	9%	$48,833	$46,116	6%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

General and administrative expenses increased $2.0 million in the three months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to $1.2 million in acquisition-related expenses from our Gram Games acquisition in May 2018 and $0.6 million in stock-based compensation expense.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

General and administrative expenses increased $2.7 million in the six months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $1.4 million in higher overhead costs from changes in headcount and $1.2 million in acquisition-related expenses from our Gram Games acquisition in May 2018.

Interest income

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$1,800	$1,109	62%	$3,610	$2,046	76%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Interest income increased $0.7 million in the three months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to a higher rate of return driven by an increase in market interest rates and the investment in short-term investments.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Interest income increased $1.6 million in the six months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to a higher rate of return driven by an increase in market interest rates and the investment in short-term investments.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$2,605	$1,614	61%	$6,006	$3,050	97%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Other income (expense), net increased $0.9 million in the three months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase in net rental income, driven by the industrial gross lease entered into during the second quarter of 2017 for which revenue began to be recognized in September 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Other income (expense), net increased $3.0 million in the six months ended June 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase in net rental income, driven by the industrial gross lease entered into during the second quarter of 2017 for which revenue began to be recognized in September 2017.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$2,330	$3,322	(30)%	$6,189	$6,189	NM

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The provision for income taxes decreased $1.0 million in the three months ended June 30, 2018 compared to the same period of the prior year. The decrease was primarily attributable to a benefit generated from the post-acquisition statutory operating loss from Gram Games, partially offset by changes in our jurisdictional mix of earnings.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The fluctuation in the provision for income taxes for the six months ended June 30, 2018 as compared to the same period of the prior year was flat due to a benefit generated from the post-acquisition statutory operating loss from Gram Games, offset by changes in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017 (As Adjusted)(1)
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(3,679)	$(4,141)
Depreciation and amortization	16,909	16,279
Cash flows provided by (used in) operating activities	37,188	32,909
Cash flows provided by (used in) investing activities	(120,519)	(38,799)
Cash flows provided by (used in) financing activities	(75,232)	(107,445)

(1)

Prior period amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. Refer to the sub-header “Recent Accounting Pronouncements” in Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the interim consolidated financial statements for further discussion on the adoption.

Our principal liquidity requirements are our lease, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations and our share repurchase activity, and we may seek additional financing in the future. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $210.1 million and $372.9 million, respectively, which consisted of cash, money market funds and corporate debt securities.

During 2017, we repurchased 36.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During the three months ended June 30, 2018, we repurchased 6.9 million shares of our Class A common stock under the repurchase program at a weighted average price of $3.51 per share for a total of $24.2 million and during the six months ended June 30, 2018, we repurchased 18.2 million shares of our Class A common stock under the repurchase program at a weighted average price of $3.59 per share for a total of $65.4 million, completing the 2016 Share Repurchase Program.

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

Operating Activities

After adjusting our net income of $4.7 million for noncash items, operating activities provided $37.2 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2018. Significant noncash items included stock-based compensation expense of $31.5 million and depreciation and amortization of $16.9 million. Changes in our operating assets and liabilities resulted in a $17.4 million outflow of cash, cash equivalents and restricted cash in the six months ended June 30, 2018, primarily due to changes in other liabilities of $31.0 million, which included the $11.9 million settlement payment related to the Zindagi matter during the first quarter of 2018. The outflow was further supplemented by the change in accounts payable, prepaid and other assets and income taxes payable, which resulted in outflows of $16.3 million, $7.2 million and $5.0 million, respectively, partially offset by an inflow from the changes in deferred revenue and accounts receivable, net, of $28.1 million and $14.0 million, respectively. The cash inflow from the change in deferred revenue was primarily attributable to strong sales, which were further supplemented by our Gram Games acquisition in May 2018.

Investing Activities

Investing activities used $120.5 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2018. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $222.1 million from our Gram Games acquisition in May 2018 and $22.8 million in escrow releases for prior acquisitions (i.e. Peak Games and our Harpan and PuzzleSocial acquisitions), partially offset by a net inflow of $127.9 million from net sales, maturities and purchases of short-term investments, primarily to finance the Gram Games acquisition.

Financing Activities

Financing activities used $75.2 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2018. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities was $65.4 million of repurchases of our Class A common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended June 30, 2018.

Contractual Obligations (1)

Year ending December 31:	Lease	Licensor and Marketing	Other	Total
Remaining 2018	$4,196	$9,112	$6,959	$20,267
2019	8,421	19,500	3,731	31,652
2020	6,292	32,750	674	39,716
2021	5,282	—	—	5,282
2022	1,548	—	—	1,548
Thereafter	—	—	—	—
Total	$25,739	$61,362	$11,364	$98,465

(1)

The amounts represented in the table reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which they will be expensed in the Company’s consolidated statement of operations.

Lease Commitments

Our lease commitments primarily consist of operating leases primarily for our office facilities. We do not have any capital lease obligations, and all of our property and equipment has been purchased with cash.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marking commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $10.2 million, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the original terms of the acquisition agreements with PuzzleSocial, the maximum amount of additional consideration that could be earned by the sellers and payable by us is $42.0 million. The amounts payable are contingent upon the achievement of certain performance targets after the date of acquisition. As of June 30, 2018, there is no estimated contingent consideration obligation related to PuzzleSocial.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. At acquisition, the estimated fair value of the contingent consideration obligation was $43.5 million. However, as of June 30, 2018, the estimated fair value of the contingent consideration obligation increased to $45.0 million due to the increased probability of achievement, resulting in $1.5 million of expense recognized within research and development expense in our consolidated statement of operations for the three and six months ended June 30, 2018.

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

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates, including our revenue recognition accounting policy as it relates to revenue transactions accounted for prior to January 1, 2018, which were accounted for under Accounting Standards Codification Topic 605 – Revenue Recognition. With respect to revenue transactions beginning January 1, 2018 and onward, our revenue recognition accounting policy is outlined below and follows Accounting Standards Codification Topic 606 – Revenue from Contracts with Customer.

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

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue.

For revenue earned through mobile platforms, the transaction price is equal to the gross amount we request to be charged to our player because we are the principal in the transaction. The related platform and payment processing fees as cost of revenue in the period incurred.

For revenue earned on our web based games through Facebook, our players utilize Facebook’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on the Facebook platform, Facebook remits to us 70% of the price we request to be charged to the player for each transaction, which represents the transaction price. Despite being the principal in the transaction, we recognize revenue net of the amounts retained by Facebook for platform and payment processing fees because Facebook may choose to alter our requested price, for example by offering a discount or other incentives to players playing on their platform, and we do not receive information from Facebook indicating the amount of such discounts or incentives or the actual amount paid by our players. Accordingly, we are unable to determine the gross amount paid by our players on the Facebook platform.

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as either consumable or durable.

•

Consumable virtual items represent goods that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately (e.g. chips in Zynga Poker). For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

•

Durable virtual items represent items that are accessible to the player over an extended period of time (e.g. animals in Farmville 2). We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters” included in Note 15 —“Commitments and Contingencies” in Part I, Item I “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q which is incorporated by reference herein.

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

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the six months ended June 30, 2018, we derived 50% of our revenue and bookings on Apple platforms, 37% of our revenue and bookings on Google platforms and 10% of our revenue and bookings on Facebook platforms.

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

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. In the second quarter of 2018, we had approximately 1.1 million average MUPs (excluding payers of Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, casual games acquired in December 2017 and games acquired as part of our Gram Games acquisition), who represented approximately 2.0% of our average Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games, a mobile game developer with studios in London and Istanbul.  If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For more information, see Note 7 – “Goodwill and Intangible Assets, Net” in the notes to the consolidated financial statements included herein.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, creates new individual privacy rights and imposes worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subject violators to substantial monetary penalties. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

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

Cybersecurity attacks, including breaches, computer viruses and computer hacking could harm our business, financial condition, results of operations or reputation.

Cybersecurity attacks, including breaches, computer malware and computer hacking have become more prevalent in our industry. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time, including denial-of-service attacks. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers.

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google.  We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. Any such cybersecurity breach could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.

We have implemented a number of restructurings during the last several years in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition or results of operations. For more information, see Note 10 – “Restructuring” in the notes to the consolidated financial statements included herein.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve or sustain profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of June 30, 2018, we had an accumulated deficit of $1.8 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2018, approximately 32% of our employees had been with us for less than one year and approximately 46% for less than two years.

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

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 15 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

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

The announcement of Brexit caused (and the actual exit of the United Kingdom from the European Union is expected to cause future) significant volatility in global stock markets, which could cause our stock price to be subject to wide fluctuations, and significant fluctuations in foreign currency exchange rates, which will affect our financial results as we report in U.S. dollars and may affect our ability to attract and retain employees in the United Kingdom. The announcement of Brexit also created (and the actual exit of the United Kingdom from the European Union may create future) global economic uncertainty, which may cause our players to reduce the amount of money they spend on our games.  The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our NaturalMotion and Gram Games operations and relationships with existing and future players, suppliers and employees.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.*

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. The 2017 Tax Act will have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. For the quarter ending March 31, 2018, no adjustments were made to the provisional amounts recorded in our financial statements for the year ended December 31, 2017.  In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 8 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

Risks Related to Our Class A Common Stock

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2017 and June 30, 2018, the trading price of our Class A common stock ranged from a low of $3.20 per share to a high of $4.57 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters” included in Note 15 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock.  In the second quarter of 2018, we completed all purchases under the 2016 Share Repurchase Program. In May 2018, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock (“2018 Share Repurchase Program”). The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will do any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the second quarter of 2018, which were all made pursuant to the 2016 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2018	6,901,537	$3.51	6,901,537	$—
May 1 - May 31, 2018	—	$—	—	$—
June 1 - June 30, 2018	—	$—	—	$—
Total	6,901,537	$3.51	6,901,537

(1)

In November 2016, we announced that our Board of Directors authorized the 2016 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2016 Share Repurchase Program was completed in April 2018.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1†	Share Sale and Purchase Agreement relating to the sale and purchase of the entire issued share capital of Gram Games Teknoloji A.S. between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	5/30/2018

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/13/2014

3.2	Second Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	3/1/2016

4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011

10.1	Director Nomination Letter	8-K	001-35375	10.1	5/2/2018

10.2+	Consulting Services Agreement between Zynga Inc. and William B. Gordon, dated as of May 11, 2018					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 3, 2018.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)