Form 10-Q
period 2018-09-30
ZYNGA INC
filed 2018-11-02
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 15, 2018, there were 861,881,814 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$236,447	$372,870
Short-term investments	183,834	308,506
Accounts receivable, net of allowance of $281 at September 30, 2018 and $0 at December 31, 2017	107,119	103,677
Restricted cash	10,006	12,807
Prepaid expenses	20,483	24,253
Other current assets	12,764	8,837
Total current assets	570,653	830,950
Goodwill	947,730	730,464
Intangible assets, net	127,851	64,258
Property and equipment, net	266,085	266,589
Restricted cash	25,000	20,000
Prepaid expenses	35,851	23,821
Other non-current assets	46,257	43,251
Total assets	$2,019,427	$1,979,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,242	$18,938
Income tax payable	1,734	6,677
Deferred revenue	172,172	134,007
Other current liabilities	119,782	123,089
Total current liabilities	302,930	282,711
Deferred revenue	2,135	568
Deferred tax liabilities, net	18,468	5,902
Other non-current liabilities	79,456	48,912
Total liabilities	402,989	338,093
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 861,857 shares (Class A) as of September 30, 2018 and 870,660 (Class A, 783,376, Class B, 66,767, Class C, 20,517) as of December 31, 2017	3,485,667	3,426,505
Accumulated other comprehensive income (loss)	(103,210)	(93,497)
Accumulated deficit	(1,766,019)	(1,691,768)
Total stockholders’ equity	1,616,438	1,641,240
Total liabilities and stockholders’ equity	$2,019,427	$1,979,333

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Online game	$167,716	$175,253	$493,949	$492,479
Advertising and other	65,527	49,342	164,571	135,631
Total revenue	233,243	224,595	658,520	628,110
Costs and expenses:
Cost of revenue	78,592	65,907	221,816	194,956
Research and development	71,124	60,966	199,340	194,783
Sales and marketing	55,613	53,944	159,346	151,765
General and administrative	23,144	23,826	71,977	69,942
Total costs and expenses	228,473	204,643	652,479	611,446
Income (loss) from operations	4,770	19,952	6,041	16,664
Interest income	1,421	1,502	5,031	3,548
Other income (expense), net	4,014	1,181	10,020	4,231
Income (loss) before income taxes	10,205	22,635	21,092	24,443
Provision for (benefit from) income taxes	5	4,544	6,194	10,733
Net income (loss)	$10,200	$18,091	$14,898	$13,710

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.02	$0.02	$0.02
Diluted	$0.01	$0.02	$0.02	$0.02

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	860,988	867,377	863,062	868,707
Diluted	887,228	893,684	890,146	895,207

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$10,200	$18,091	$14,898	$13,710
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,141)	20,490	(9,863)	37,479
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	42	(27)	150	(8)
Other comprehensive income (loss), net of tax	(3,099)	20,463	(9,713)	37,471
Comprehensive income (loss)	$7,101	$38,554	$5,185	$51,181

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017 (As Adjusted)(1)
Cash flows from operating activities:
Net income (loss)	$14,898	$13,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,363	23,889
Stock-based compensation expense	50,236	49,346
(Gain) loss from foreign currency, sales of investments, assets and other, net	497	(206)
(Accretion) and amortization on marketable debt securities, net	(2,043)	(172)
Noncash consideration received	(1,494)	—
Change in deferred income taxes and other	(1,809)	4,222
Changes in operating assets and liabilities:
Accounts receivable, net	7,302	(12,150)
Other assets	(14,833)	359
Accounts payable	(18,613)	(6,012)
Deferred revenue	43,758	1,913
Income tax payable	(5,180)	2,003
Other liabilities	(23,770)	(8,907)
Net cash provided by (used in) operating activities	78,312	67,995
Cash flows from investing activities:
Purchases of short-term investments	(267,435)	(255,301)
Maturities of short-term investments	384,300	—
Sales of short-term investments	9,999	—
Acquisition of property and equipment	(7,505)	(6,878)
Proceeds from sale of property and equipment	33	221
Business acquisitions, net of cash acquired and restricted cash held in escrow	(222,075)	(27,581)
Release of restricted cash escrow from business combinations	(22,800)	(2,500)
Other investing activities, net	375	(7,225)
Net cash provided by (used in) investing activities	(125,108)	(299,264)
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(19,363)	(14,576)
Repurchases of common stock	(73,811)	(96,924)
Proceeds from issuance of common stock	8,925	8,249
Acquisition-related contingent consideration payment	—	(5,115)
Net cash provided by (used in) financing activities	(84,249)	(108,366)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,179)	4,108

Net change in cash, cash equivalents and restricted cash	(134,224)	(335,527)
Cash, cash equivalents and restricted cash, beginning of period	405,677	861,716
Cash, cash equivalents and restricted cash, end of period	$271,453	$526,189

Supplemental cash flow information:
Income taxes paid	$13,991	$3,559

Noncash investing activity:
Software acquired as noncash consideration	$1,494	$—

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of September 30, 2018 and December 31, 2017, the interim consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, the statements of cash flows for the nine months ended September 30, 2018 and 2017 and the notes to interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

For the nine months ended September 30, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate did not impact our reported earnings per share in the nine months ended September 30, 2018. For the three months ended September 30, 2018, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, we recognized $0.3 million of online game revenue from changes in our estimated average playing period of payers, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. These changes in estimates did not impact our earnings per share for the three months ended September 30, 2017. Further, these changes did not impact our basic earnings per share, but had a $0.01 per share impact on our diluted earnings per share for the nine months ended September 30, 2017. There were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods for the three and nine months ended September 30, 2017.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months, using a modified retrospective transition method. For lessors, accounting for leases will remain substantially the same as in prior periods. The standard is effective in the first quarter of 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an alternative transition approach allowing companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date, which the Company plans to elect.

The Company will adopt on January 1, 2019 and expects adoption of this new standard to increase reported assets and liabilities, specifically with respect to leased office facilities, at a minimum. We are finalizing our analysis of the transition adjustment for our real estate contracts, including the determination of the rates used to discount the individual lease liabilities. We are, however, continuing to assess the full impact on our consolidated financial statements, which includes changes to our processes and controls and continued review of non-real estate arrangements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the accounting for implementation costs incurred with a cloud computing arrangement accounted for as a service arrangement with the guidance in ASC Topic 350-40, Internal-Use Software to determine which implementation costs should be capitalized. The ASU permits either a prospective or retrospective transition approach and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing this standard’s impact on its consolidated financial statements.

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

The impact of adopting ASC Topic 606 on our consolidated balance sheet as of September 30, 2018 was as follows (in thousands):

	As of September 30, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Current liabilities:
Deferred revenue	$172,172	$183,158	$(10,986)
Total current liabilities	302,930	313,916	(10,986)
Deferred revenue	2,135	1,523	612
Total liabilities	402,989	413,363	(10,374)
Accumulated deficit	(1,766,019)	(1,776,393)	10,374
Total stockholders' equity	1,616,438	1,606,064	10,374
Total liabilities and stockholders' equity	$2,019,427	$2,019,427	$—

As a result of adopting ASC Topic 606, deferred revenue as of September 30, 2018 decreased from certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605, partially offset by an increase to deferred revenue associated with the deferral of previously recognized revenue from the aforementioned symbolic license arrangement. The increase to stockholders’ equity as of September 30, 2018 from adopting ASC Topic 606 is the result of the net income impact discussed below and the $4.0 million transition adjustment recognized upon adoption of ASC Topic 606 on January 1, 2018.

The impact of adopting ASC Topic 606 on our consolidated statement of operations three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Revenue:
Advertising and other	$65,527	$63,117	$2,410
Total revenue	233,243	230,833	2,410
Income (loss) from operations	4,770	2,360	2,410
Income (loss) before taxes	10,205	7,795	2,410
Net income (loss)	$10,200	$7,790	$2,410

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.01	$0.00
Diluted	$0.01	$0.01	$0.00

	Nine Months Ended September, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Revenue:
Advertising and other	$164,571	$158,221	$6,350
Total revenue	658,520	652,170	6,350
Income (loss) from operations	6,041	(309)	6,350
Income (loss) before taxes	21,092	14,742	6,350
Net income (loss)	$14,898	$8,548	$6,350

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.01	$0.01
Diluted	$0.02	$0.01	$0.01

As a result of adopting ASC Topic 606 during the three and nine months ended September 30, 2018, advertising and other revenue increased primarily as a result of the aforementioned recognition of revenue for certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605 and the recognition of revenue over time from the symbolic license. There was no impact to net cash flows provided by (used in) operating, investing or financing activities for the nine months ended September 30, 2018 as a result of adopting ASC Topic 606. However, within cash flows from operating activities, net income (loss) is $6.4 million higher and the change in deferred revenue is $6.4 million lower as a result of adopting ASC Topic 606 during the nine months ended September 30, 2018.

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Online game:
Mobile	$149,095	$150,730	$431,952	$417,219
Web	18,621	24,523	61,997	75,260
Online game total	$167,716	$175,253	$493,949	$492,479
Advertising and other:
Mobile	63,371	43,660	155,860	118,652
Web	2,075	2,692	6,657	12,184
Other	81	2,990	2,054	4,795
Advertising and other total	$65,527	$49,342	$164,571	$135,631
Total revenue	$233,243	$224,595	$658,520	$628,110

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017(1)	2018	2017(1)
United States	$153,752	$145,255	$432,289	$413,228
All other countries(2)	79,491	79,340	226,231	214,882
Total revenue	$233,243	$224,595	$658,520	$628,110

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
(2)	No foreign country exceeded 10% of our total revenue for any periods presented.

Consumable virtual items accounted for 42% of online game revenue in the three months ended September 30, 2018 and 43% of online game revenue in the same period of the prior year. Durable virtual items accounted for 58% of online game revenue in the three months ended September 30, 2018 and 57% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months in the three months ended September 30, 2018, compared to 8 months in the same period of the prior year.

Consumable virtual items accounted for 45% of online game revenue in the nine months ended September 30, 2018 and 2017. Durable virtual items accounted for 55% of online game revenue in the nine months ended September 30, 2018 and 2017. The estimated weighted average life of durable virtual items was 9 months in the nine months ended September 30, 2018, compared to 8 months in the same period of the prior year.

Contract Balances

We receive payments from our customers based on the payment terms established in our contracts. Payments for online game revenue are required at time of purchase, are non-refundable and relate to non-cancellable contracts that specify our performance obligations. Such payments are initially recorded to deferred revenue and are recognized into revenue as we satisfy our performance obligations.

Payments for advertising arrangements are due based on the contractually stated payment terms. For advertising arrangements, the contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.

During the three and nine months ended September 30, 2018, we recognized $9.9 million and $128.1 million, respectively, of revenue that was included in the current deferred revenue balance on January 1, 2018.

The increase in accounts receivable, net during the nine months ended September 30, 2018 was primarily driven by a net increase in accounts receivable of $10.7 million on the acquisition date from our acquisition of Gram Games Teknoloji A.S (“Gram Games”), partially offset by cash collections of current period and previously due amounts exceeding sales on account during the period. The increase in deferred revenue during the nine months ended September 30, 2018 was primarily driven by the sale of virtual items during the period, which includes contribution from Gram Games, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize our amortized cost, gross unrealized gains and losses and fair value of our short-term investments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$183,862	$—	$(28)	$183,834
Total	$183,862	$—	$(28)	$183,834

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$308,684	$—	$(178)	$308,506
Total	$308,684	$—	$(178)	$308,506

All of our short-term investments have contractual maturities of one year or less as of September 30, 2018.

Changes in market interest rates and bond yields cause our short-term investments to fall below their cost basis, resulting in unrealized losses. As of September 30, 2018, we had unrealized losses of less than $0.1 million related to short-term investments that had a fair value of $53.3 million. None of these securities were in a material continuous unrealized loss position for more than 12 months.

As of September 30, 2018, we did not consider any of our short-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

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

As of September 30, 2018, our contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with our acquisition of PuzzleSocial, Inc. (“PuzzleSocial”) in the third quarter of 2016 and Gram Games in the second quarter of 2018.

With respect to the PuzzleSocial acquisition, we estimated the acquisition date fair value of the contingent consideration obligation using discounted cash flow models and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the respective obligation. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration obligation were forecasted future cash flows, the timing of those cash flows and the risk-adjusted discount rate. During the second quarter of 2017, it was determined the future performance would not meet the required December 31, 2018 performance targets. As of September 30, 2018, we continue to expect that the future performance will not meet the required performance targets for the acquisition. Accordingly, the estimated contingent consideration obligation remains at $0 as of September 30, 2018.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Gram Games’ projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. At acquisition, the estimated fair value of the contingent consideration obligation was $43.5 million. As of September 30, 2018, the estimated fair value of the contingent consideration obligation increased to $46.5 million, primarily due to the increased probability of achievement. For the three and nine months ended September 30, 2018, we have recognized $1.5 million and $3.0 million of expense within research and development expense in our consolidated statement of operations, respectively.

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

The composition of our financial assets and liabilities as of September 30, 2018 and December 31, 2017 among the three levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$50,959	$—	$—	$50,959
Corporate debt securities	—	24,473	—	24,473
Short-term investments:
Corporate debt securities	—	183,834	—	183,834
Total financial assets	$50,959	$208,307	$—	$259,266
Liabilities:
Contingent consideration	$—	$—	$46,500	$46,500

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$177,577	$—	$—	$177,577
Corporate debt securities	—	44,923	—	44,923
Short-term investments:
Corporate debt securities	—	308,506	—	308,506
Total financial assets	$177,577	$353,429	$—	$531,006

The following table presents the activity for the nine months ended September 30, 2018 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2017	$—
Additions	43,500
Fair value adjustments	3,000
Contingent consideration obligation – September 30, 2018	$46,500

We had no transfers between valuation levels from December 31, 2017 to September 30, 2018.

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer equipment	$20,960	$21,583
Software	33,619	32,509
Land	89,130	89,130
Building and building improvements	202,770	199,070
Furniture and fixtures	10,230	10,376
Leasehold improvements	5,703	7,965
Total property and equipment, gross	$362,412	$360,633
Less: Accumulated depreciation	(96,327)	(94,044)
Total property and equipment, net	$266,085	$266,589

The following represents our property and equipment, net by location (in thousands):

	September 30,	December 31,
	2018	2017
United States	$262,320	$263,037
All other countries	3,765	3,552
Total property and equipment, net	$266,085	$266,589

6. Acquisitions

Gram Games Acquisition

On May 25, 2018 we acquired a 100% equity interest in Gram Games, a mobile game developer, to expand our hyper-casual and puzzle games portfolio, for total purchase consideration of $299.0 million. Of the total purchase consideration, $230.5 million was paid in cash on the acquisition date and $25.0 million is retained in escrow for a period of 18 months for general representations and warranties for total cash consideration of $255.5 million. The remaining purchase consideration relates to contingent consideration valued at $43.5 million as of the acquisition date. The contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years. We will record changes in the fair value of the contingent consideration obligation within our consolidated statement of operations in each future reporting period as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate). Additionally, in connection with the transaction, the Company executed noncompetition agreements with the prior management owners of Gram Games for a term of three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the tangible assets, liabilities assumed, intangible assets, contingent consideration and related goodwill acquired from Gram Games (in thousands, unaudited):

Total
Cash acquired	$8,474
Accounts receivable, net acquired	10,747
Prepaid expenses acquired	279
Other current assets acquired	937
Intangible assets, net acquired:
Developed technology, useful life of 5 years	43,000
Developed technology, useful life of 3 years	26,000
Trade names, useful life of 7 years	14,000
Trade names, useful life of 3 years	500
Goodwill	223,924
Property and equipment, net acquired	898
Other non-current assets acquired	329
Total assets acquired	329,088
Accounts payable assumed	(8,874)
Income tax payable assumed	(502)
Other current liabilities assumed	(5,164)
Deferred tax liabilities, net assumed	(15,499)
Total liabilities assumed	(30,039)
Total purchase price consideration	$299,049

Non-current contingent consideration payable	(43,500)
Total cash consideration	$255,549

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

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The weighted average amortization period of the acquired intangible assets was 4.7 years at acquisition.

Transactions costs incurred by the Company in connection with the Gram Games acquisition, including professional fees, were $0.4 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and were recorded within general and administrative expenses in our consolidated statements of operations.

The results of operations from Gram Games have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations have not been presented as they are not material to our consolidated statements of operations for the three and nine months ended September 30, 2018.

7. Goodwill and Intangible Assets, net

The following table presents the changes to goodwill for the nine months ended September 30, 2018 (in thousands):

Goodwill – December 31, 2017 (1)	$730,464
Additions	223,924
Foreign currency translation adjustments (2)	(6,658)
Goodwill – September 30, 2018 (1)	$947,730

(1)	There are no accumulated impairments losses at the beginning or end of any period presented.
(2)	The decrease is primarily related to translation adjustments on goodwill associated with the acquisition of NaturalMotion which the functional currency is denominated in British Pounds.

The details of our acquisition-related intangible assets as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$266,039	$(162,391)	$103,648
Trademarks, branding and domain names	32,772	(11,089)	21,683
Noncompetition agreements	8,390	(6,100)	2,290
Acquired lease intangibles	5,708	(5,478)	230
Total	$312,909	$(185,058)	$127,851

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$197,908	$(147,427)	$50,481
Trademarks, branding and domain names	18,272	(10,152)	8,120
Noncompetition agreements	8,390	(3,079)	5,311
Acquired lease intangibles	5,708	(5,362)	346
Total	$230,278	$(166,020)	$64,258

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of September 30, 2018 and December 31, 2017. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $9.3 million and $19.8 million for the three and nine months ended September 30, 2018, respectively. Comparatively, amortization expense related to intangible assets was $3.5 million and $13.0 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, the weighted-average remaining useful lives of our acquired intangible assets are 3.8 years for developed technology, 6.5 years for trademarks, branding and domain names, 1.0 years for noncompetition agreements, 1.6 years for acquired lease intangibles and 4.1 years in total, for all acquired intangible assets.

As of September 30, 2018, future amortization expense related to the intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2018	$9,240
2019	32,394
2020	31,145
2021	23,596
2022	16,368
Thereafter	8,988
Total	$121,731

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

During the three and nine months ended September 30, 2018, there were no adjustments to the provisional amounts previously recorded during the fourth quarter of 2017. We continue to gather additional information necessary and await interpretative guidance from the Internal Revenue Service and United States Treasury, specifically as it relates to the global intangible low-taxed income (“GILTI”) and Base Erosion and Anti-Abuse Tax provisions of the 2017 Tax Act, to complete our accounting for these items within the prescribed measurement period.

With respect to the GILTI provisions, companies may make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of our estimated future results of global operations, and as a result, we are not yet able to make our accounting policy election. Therefore, we have not recorded any deferred tax effects related to GILTI for the three and nine months ended September 30, 2018.

On a consolidated basis, the provision for income taxes decreased by $4.5 million in both the three and nine months ended September 30, 2018 as compared to the same periods of the prior year. The decreases in both periods were primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Gram Games and release of uncertain tax position reserves due to a lapse in the statute of limitations, partially offset by changes in our jurisdictional mix of earnings.

9. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued accounts payable	$22,641	$38,046
Accrued compensation liability	31,097	33,815
Accrued restructuring liability	3,503	3,674
Contingent consideration payable	13,900	—
Accrued payable from acquisitions	10,000	12,800
Accrued lease incentive obligation	24,895	20,059
Value-added taxes payable	1,709	3,453
Other current liabilities	12,037	11,242
Total other current liabilities	$119,782	$123,089

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Contingent consideration obligation	$32,600	$—
Accrued payable from acquisitions	25,000	20,000
Accrued restructuring liability	8,494	10,856
Uncertain tax positions liability	9,641	8,975
Accrued lease incentive obligation	—	4,836
Other non-current liabilities	3,721	4,245
Total other non-current liabilities	$79,456	$48,912

10. Restructuring

We recorded the following net restructuring charges within our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$—	$—	$27	$—
Research and development	—	867	78	1,200
General and administrative	124	128	890	373
Total restructuring charges	$124	$995	$995	$1,573

Restructuring activities, summarized by plan, are presented in the table below (in thousands):

	Q4 2017	Q2 2015	Other
	Restructuring Plan	Restructuring Plan	Restructuring Plans	Total
Restructuring liability – December 31, 2017	$371	$14,152	$7	$14,530
Restructuring expense and adjustments	781	189	25	995
Cash payments	(891)	(2,605)	(32)	(3,528)
Restructuring liability – September 30, 2018	$261	$11,736	$—	$11,997
Cumulative costs to date, as of September 30, 2018	$2,247	$34,513	$2,195	$38,955
Total costs expected to be incurred, as of September 30, 2018	$2,247	$35,112	$2,195	$39,554

Q4 2017 Restructuring Plan

During the fourth quarter of 2017, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded less than $0.1 million and $0.8 million of expense during the three and nine months ended September 30, 2018, respectively, which is included in operating expenses in our consolidated statement of operations. The $0.8 million restructuring charge for the nine months ended September 30, 2018 is comprised of $0.3 million of employee severance costs and $0.5 million of other costs. The remaining costs are expected to be paid out within the next quarter.

We also executed an assignment of the office lease associated with this restructuring activity during the third quarter of 2018. The original lease term ends in November of 2022, with a lessee option to early terminate in November 2019. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent, to be used by the landlord in the event of the assignee’s non-performance under the lease.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated at $2.2 million as of September 30, 2018. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. In estimating the fair value of this guarantee, the Company considered, amongst other factors, the assignee’s financial position, amount of the security deposit provided to the landlord, length of the remaining lease term and the assignee’s contractual ability, if necessary, to early terminate the lease. As of September 30, 2018, the fair value of this guarantee is not material.

Q2 2015 Restructuring Plan

During the second quarter of 2015, we implemented a restructuring plan which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.1 million and $0.2 million of other costs during the three and nine months ended September 30, 2018, respectively, which is included in operating expenses in our consolidated statement of operations. The remaining liability is expected to be paid out over the next 3.7 years.

11. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“ZSUs”) and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$242	$435	$1,237	$1,425
Research and development	12,039	10,097	31,027	32,293
Sales and marketing	2,232	1,891	6,282	5,429
General and administrative	4,241	3,166	11,690	10,199
Total stock-based compensation expense	$18,754	$15,589	$50,236	$49,346

The following table shows stock option activity for the nine months ended September 30, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2017	32,964	$2.07	$64,114	6.32
Granted	6,122	3.48
Forfeited, expired and cancelled	(364)	4.24
Exercised	(1,025)	1.64
Balance as of September 30, 2018	37,697	$2.29	$65,037	6.27

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Nine Months Ended September 30, 2018
Expected term, in years	6
Risk-free interest rates	3.01%
Expected volatility	43%
Dividend yield	—
Weighted-average estimated fair value of options granted	$1.84

The following table shows a summary of ZSU activity for the nine months ended September 30, 2018 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2017	45,478	$3.00	$181,912
Granted	29,516	3.86
Vested	(12,793)	2.94
Forfeited	(6,979)	3.24
Unvested as of September 30, 2018	55,222	$3.44	$221,440

Stock Repurchases

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200.0 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In 2017, we repurchased 36.3 million shares for our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During the six months ended June 30, 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted average price of $3.59 per share for a total of $65.4 million.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

In April 2018, a new share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (“2018 Share Repurchase Program”). The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods.

During the third quarter of 2018, we repurchased 2.2 million shares for our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.75 per share for a total of $8.4 million. Further, from October 1, 2018 to October 30, 2018, we repurchased 4.8 million shares of our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.69 per share for a total of $17.8 million.

12.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2017	$(93,319)	$(178)	$(93,497)
Other comprehensive income (loss) before reclassifications	(9,863)	150	(9,713)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	(9,863)	150	(9,713)
Balance as of September 30, 2018	$(103,182)	$(28)	$(103,210)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	Class A	Class A(1)
BASIC:
Net income (loss) attributable to common stockholders – basic	$10,200	$14,898
Weighted-average common shares outstanding – basic	860,988	863,062
Net income (loss) per share attributable to common stockholders – basic	$0.01	$0.02
DILUTED:
Net income (loss) attributable to common stockholders – basic	$10,200	$14,898
Weighted-average common shares outstanding – basic	860,988	863,062
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	11,871	11,051
ZSUs	13,434	15,098
Performance-based ZSUs	935	935
Weighted-average common shares outstanding – diluted	887,228	890,146
Net income (loss) per share attributable to common stockholders – diluted	$0.01	$0.02

(1)	The net income (loss) per share calculation for the nine months ended September 30, 2018 is presented as if the one-for-one class conversion occurred as of the beginning of the period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017			2017
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
BASIC:
Net income (loss) attributable to common stockholders – basic	$16,240	$1,423	$428	$12,223	$1,155	$324
Weighted-average common shares outstanding – basic	778,614	68,246	20,517	774,917	73,273	20,517
Net income (loss) per share attributable to common stockholders – basic	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02
DILUTED:
Net income (loss) attributable to common stockholders – basic	$16,240	$1,423	$428	$12,223	$1,155	$324
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	428	—	—	324	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	1,423	—	—	1,155	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	129	(13)	—	95	(10)
Net income (loss) attributable to common stockholders – diluted	$18,091	$1,552	$415	$13,702	$1,250	$314
Weighted-average common shares outstanding – basic	778,614	68,246	20,517	774,917	73,273	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	68,246	—	—	73,273	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	10,125	8,438	—	9,366	8,373	—
ZSUs	15,284	—	—	16,236	—	—
Performance-based ZSUs	898	—	—	898	—	—
Weighted-average common shares outstanding – diluted	893,684	76,684	20,517	895,207	81,646	20,517
Net income (loss) per share attributable to common stockholders – diluted	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and employee stock purchase plan	7,792	11,859	5,702	17,440
Restricted shares	—	—	—	467
ZSUs	1,164	88	6,066	4,330
Total	8,956	11,947	11,768	22,237

14. Leases

Rental Income

The Company owns the building where its San Francisco headquarters is located and leases available office space to other tenants. One tenant will occupy approximately 43% of the building with a lease term concluding in February 2027. The agreement provides for total minimum rental payments of $167.3 million with escalating rent payments and various lease incentives to be straight-lined over the lease term. The monthly rental income, net of the lease incentives and amortization of the lease origination costs, is recorded within other income and expense, net in the consolidated statement of operations. As of September 30, 2018, the Company has a current lease incentive obligation of $24.9 million related to tenant improvements for this lease.

As of September 30, 2018, the remaining cash to be received from future minimum rentals for the noncancelable lease term are as follows (in thousands):

Year ending December 31:
Remaining 2018	$1,845
2019	11,345
2020	14,369
2021	20,287
2022	20,896
Thereafter	93,982
Total	$162,724

The Company has other lease and sub-lease arrangements for its owned or leased office facilities, however, the amounts are not material to the consolidated financial statements.

In October 2018, the Company entered into a lease agreement to provide approximately 117,560 square feet of its office space in San Francisco, California to a tenant beginning in April 2019 until August 2031.  The agreement provides for total rental payments to be received by the Company of $143.0 million over the term of the lease, with the Company providing tenant improvement allowances of $2.4 million.

Lease Commitments

We have entered into operating leases primarily for office facilities. As of September 30, 2018, future minimum lease payments related to the Company’s leases are as follows (in thousands):

Year ending December 31:
Remaining 2018	$1,720
2019	8,394
2020	6,567
2021	5,235
2022	1,507
Thereafter	—
Total	$23,423

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of September 30, 2018, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2018	$1,375
2019	20,699
2020	42,656
Thereafter	—
Total	$64,730

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of September 30, 2018, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2018	$7,246
2019	22,888
2020	18,948
2021	8,861
Thereafter	—
Total	$57,943

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

In response to the filing of the stipulation of settlement, the plaintiff requested discovery relating to the settlement, and following negotiations over scope of the discovery, the Special Litigation Committee responded with written and oral discovery.  Following the close of settlement-related discovery in late October 2018, plaintiff informed the parties that he will endorse the stipulated and proposed settlement as a reasonable exercise of the Special Litigation Committee’s business judgment.  Accordingly, the settling parties filed a revised stipulated proposed scheduling order that the court signed and entered on October 30, 2018.  The terms of that scheduling order require Zynga to provide shareholder notice of the settlement within 10 business days of the scheduling order’s entry and establish a briefing schedule and a date of January 17, 2019 for a hearing regarding final court approval of the settlement and plaintiff’s application for a related fee and expense award.

Given the settlement remains pending until final approval, it remains possible that the stipulation of settlement may not result in a final settlement and the impact could therefore change in the near term.

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

Overview

We are a leading provider of social game services with approximately 87 million average monthly active users of our games (“MAUs”) in the third quarter of 2018. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites, such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

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

In 2018, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the nine months ended September 30, 2018, we estimate that 51%, 37% and 9% of our revenue and 51%, 38% and 9% of our bookings were generated on Apple, Google and Facebook platforms, respectively, while in the same period of the prior year, we estimate that 50%, 33% and 13% of revenue and 51%, 34% and 11% of our bookings were generated on Apple, Google and Facebook platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Revenue to Bookings:
Revenue	$233,243	$224,595	$658,520	$628,110
Change in deferred revenue	15,632	(11,108)	43,756	1,913
Bookings	$248,875	$213,487	$702,276	$630,023

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

Our business model for our social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable our games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual items are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual items. Accordingly, we primarily focus on bookings, DAUs, MAUs, MUUs, MUPs and ABPU, which together we believe best reflect key audience metrics.

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(users and payers in millions)
Average DAUs(1)	22	21	24	21
Average MAUs(1)	87	80	90	77
Average MUUs(2)	52	51	52	53
Average MUPs(2)	1.0	1.2	1.1	1.2
ABPU	$0.121	$0.113	$0.109	$0.110

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts and accordingly, actual DAU and MAU may be lower than reported due to the potential duplication of these individuals. Specifically, for the three months ended September 30, 2018, DAUs and MAUs incrementally include Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018; for the nine months ended September 30, 2018, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018; for the three and nine months ended September 30, 2017, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire and our Facebook Instant Games.

(2)

Games referenced in footnote (1) are excluded from MUUs and MUPs to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs and MAUs increased in the three months ended September 30, 2018 compared to the same period of the prior year primarily due to contribution from the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018, supplemented by an increase in average DAUs and MAUs for games on mobile messenger platforms (i.e. Facebook Instant Games). These increases were partially offset by a decrease in average DAUs and MAUs for Solitaire. Average MUUs were relatively flat when comparing the three months ended September 30, 2018 to the same period of the prior year, while MUPs decreased primarily from slight declines in unique payers from our CSR games, Zynga Poker and The Wizard of Oz: Magic Match. ABPU increased in the three months ended September 30, 2018 compared to the same period of the prior year due to a larger increase in bookings relative to average DAUs.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer:

	Three Months Ended September 30,
	2018	2017
Average monthly unique payer bookings (in millions)(1)	$50	$55
Average MUPs (in millions)(2)	1.0	1.2
Monthly unique payer bookings per MUP(3)	$48	$46

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising. For the three months ended September 30, 2018, bookings from Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded. For the three months ended September 30, 2017, bookings from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(2)

For the three months ended September 30, 2018, MUPs from Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded. For the three months ended June 30, 2017, MUPs from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

When comparing the three months ended September 30, 2018 to the same period of the prior year, average monthly unique payer bookings decreased primarily due to declines in unique payer bookings from Zynga Poker, FarmVille 2, Wizard of Oz: Magic Match and Crazy Cake Swap, while monthly unique payer bookings per MUP increased due to a smaller decline in bookings relative to average MUPs.

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

Tax Cuts and Jobs Act

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that did not complete accounting for the income tax effects of the 2017 Tax Act during the fourth quarter of 2017 (i.e., the period of enactment). Specifically, SAB 118 states that companies that did not complete accounting for the effects of the 2017 Tax Act in the period of enactment may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Any provisional amounts are subject to adjustment during a measurement period that begins in the reporting period that includes the 2017 Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. The measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

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

With respect to the GILTI provisions, companies may make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of our estimated future results of global operations, and as a result, we are not yet able to make our accounting policy election. Therefore, we have not recorded any deferred tax effects related to GILTI for the three and nine months ended September 30, 2018.

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017(1)	% Change	2018	2017(1)	% Change
	(dollars in thousands)			(dollars in thousands)
Online game:
Mobile	$149,095	$150,730	-1%	$431,952	$417,219	4%
Web	18,621	24,523	(24)%	61,997	75,260	(18)%
Online game total	167,716	175,253	-4%	493,949	492,479	0%
Advertising and other:
Mobile	63,371	43,660	45%	155,860	118,652	31%
Web	2,075	2,692	(23)%	6,657	12,184	(45)%
Other	81	2,990	(97)%	2,054	4,795	(57)%
Advertising and other total	65,527	49,342	33%	164,571	135,631	21%
Total revenue	$233,243	$224,595	4%	$658,520	$628,110	5%

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total revenue increased $8.6 million in the three months ended September 30, 2018 compared to the same period of the prior year, while bookings increased $35.4 million in the three months ended September 30, 2018 compared to the same period of the prior year. Average DAUs increased from 21 million in the three months ended September 30, 2017 to 22 million in the three months ended September 30, 2018, ABPU increased from $0.113 in the three months ended September 30, 2017 to $0.121 in the three months ended September 30, 2018 and average MUPs decreased from 1.2 million in the three months ended September 30, 2017 to 1.0 million in the three months ended September 30, 2018.

Online game revenue decreased $7.5 million in the three months ended September 30, 2018 compared to the same period of the prior year, with web online game revenue accounting for $5.9 million of the decrease and mobile online game revenue accounting for $1.6 million of the decrease. The decrease in web online game revenue of $5.9 million was primarily attributable to a decrease in revenue from FarmVille 2 and Zynga Poker of $4.3 million and $2.5 million respectively, due to the overall decline in bookings and audience metrics in these games. These decreases were offset by a net increase of $0.9 million from remaining web games. The decrease in mobile online game revenue of $1.6 million was primarily attributable to a decrease in revenue from Dawn of Titans, Wizard of Oz: Magic Match, Black Diamond Slots, Zynga Poker and Farmville: Tropic Escape in the amounts of $4.4 million, $3.0 million, $2.7 million, $2.7 million and $2.3 million respectively, due to the overall decline in bookings and audience metrics in these games. These declines were offset by an increase in revenue from casual card games in the amount of $11.6 million and Merge Dragons! in the amount of $6.5 million, as these games were acquired in December 2017 and May 2018, respectively. All other mobile games accounted for the remaining net decrease of $4.6 million in mobile online game revenue.

For both the three months ended September 30, 2018 and 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. Further, for the three months ended September 30, 2018 there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. For the three months ended September 30, 2017, changes in our estimated average playing period of payers for various games resulted in an increase in online game revenue and income from operations of $0.3 million, which is due to adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate.  The change in estimate did not impact our earnings per share (basic and diluted) for the three months ended September 30, 2017.

In the three months ended September 30, 2018, Zynga Poker (mobile and web), CSR Racing 2 (mobile) and Hit It Rich! Slots (mobile and web) were our top online revenue-generating games and comprised 20%, 14% and 10%, respectively, of our online game revenue for the period. In the three months ended September 30, 2017, Zynga Poker (mobile and web) and CSR Racing 2 (mobile) were our top revenue-generating games and comprised 22% and 14%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 42% of online game revenue in the three months ended September 30, 2018 and 43% of online game revenue in the same period of the prior year. Durable virtual items accounted for 58% of online game revenue in the three months ended September 30, 2018 and 57% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months in the three months ended September 30, 2018, compared to 8 months in the same period of the prior year.

Advertising and other revenue increased $16.2 million in the three months ended September 30, 2018 as compared to the same period of the prior year, with mobile advertising revenue accounting for $19.7 million, offset by a decrease in other revenue of $2.9 million and web advertising revenue of $0.6 million.

The increase in mobile advertising revenue of $19.7 million was primarily due to an increase in mobile in-game display ads of $13.6 million, primarily driven by new product introductions in our Words with Friends games and recently acquired games (i.e. the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018), as well as a higher return on our advertisements as our effective cost per thousand impressions (“eCPM”) increased from the prior year due to a shift in our advertising product mixture. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement and other revenue of $5.8 million, primarily due to strategic brand engagement partnerships, and an increase of $0.3 million in mobile in-game sponsorships. The decrease in other revenue of $2.9 million was primarily due to the termination of NaturalMotion’s third party licensing agreements in the third quarter of 2017. The decrease in web advertising revenue of $0.6 million was primarily due to a decrease in web in-game display ads, which is consistent with the continual decline in our web games.

International revenue as a percentage of total revenue was 34% in the three months ended September 30, 2018 and 35% in the same period of the prior year.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total revenue increased $30.4 million in the nine months ended September 30, 2018 compared to the same period of the prior year, while bookings increased $72.3 million in the nine months ended September 30, 2018 compared to the same period of the prior year. Average DAUs increased from 21 million in the nine months ended September 30, 2017 to 24 million in the nine months ended September 30, 2018, ABPU decreased from $0.110 in the nine months ended September 30, 2017 to $0.109 in the nine months ended September 30, 2018 and average MUPs decreased from 1.2 million in the nine months ended September 30, 2017 to 1.1 million in the nine months ended September 30, 2018.

Online game revenue increased $1.5 million in the nine months ended September 30, 2018 compared to the same period of the prior year, with mobile online game revenue accounting for $14.8 million of the increase, offset by a decrease in web online game revenue of $13.3 million.

The increase in mobile online game revenue of $14.8 million was primarily attributable to increases in revenue from casual card games in the amount of $22.2 million and Merge Dragons! in the amount of $7.1 million, as these games were acquired in December 2017 and May 2018, respectively. This increase was offset by a decrease in mobile online game revenue from Black Diamond Slots and Empires and Allies 2 in the amounts of $6.4 and $4.2 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net decrease of $3.9 million. The decrease in web online game revenue of $13.3 million was primarily attributable to a decrease in revenue from FarmVille 2 and Zynga Poker of $11.0 million and $4.6 million respectively, due to the overall decline in bookings and audience metrics in this game. This decrease was offset by an increase in revenue from Hit It Rich! Slots in the amount of $1.8 million as a result of higher amortization of prior period deferred revenue. All other web games accounted for the remaining increase of $0.5 million.

For the nine months ended September 30, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further service obligation. This change in estimate did not impact our reported earnings per share in the nine months ended September 30, 2018. For the nine months ended September 30, 2017, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods. For the nine months ended September 30, 2018, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. For the nine months ended September 30, 2017, changes in our estimated average playing period of payers for various games resulted in an increase in online game revenue and income from operations of $0.3 million, which is due to adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. This change in estimate did not impact our basic earnings per share, but had a $0.01 per share impact on our diluted earnings per share for the nine months ended September 30, 2017.

In the nine months ended September 30, 2018, Zynga Poker (mobile and web), CSR Racing 2 (mobile) and Hit It Rich! Slots (mobile and web) were our top online revenue-generating games and comprised 22%, 13% and 11%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2017, Zynga Poker (mobile and web) and CSR Racing 2 (mobile) were our top revenue-generating games and comprised 22% and 13%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 45% of online game revenue in both the nine months ended September 30, 2018 and 2017. Durable virtual items accounted for 55% of online game revenue in both the nine months ended September 30, 2018 and 2017. The estimated weighted average life of durable virtual items was nine months for the 9 months ended September 30, 2018 compared to 8 months for the nine months ended September 30, 2017.

Advertising and other revenue increased $28.9 million in the nine months ended September 30, 2018 as compared to the same period of the prior year, with mobile advertising revenue accounting for $37.2 million, offset by a decrease in web advertising of $5.6 million and a decrease in other revenue by $2.7 million.

The increase in mobile advertising revenue of $37.2 million was primarily due to an increase in mobile in-game display ads of $26.4 million, primarily driven by new product introductions in our Words with Friends games and recently acquired games (i.e. the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018), as well as a higher return on our advertisements as our effective cost per thousand impressions (“eCPM”) increased from the prior year due to a shift in our advertising product mixture. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement ads, and mobile other revenue of $10.6 million, primarily due to strategic brand engagement partnerships, and an increase of $0.5 million in mobile in-game sponsorships, partially offset by a decrease of $0.3 million in mobile licensing revenue. The decrease in web advertising revenue of $5.6 million was primarily due to a decrease in web in-game display ads, which is consistent with the continual decline in our web games. The decrease in other revenue of $2.7 million was primarily due to the termination of NaturalMotion’s third party licensing agreements in the third quarter of 2017.

International revenue as a percentage of total revenue was 34% in both the nine months ended September 30, 2018 and 2017.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$78,592	$65,907	19%	$221,816	$194,956	14%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Cost of revenue increased $12.7 million in the three months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $6.9 million in payment processing fees from bookings generated from mobile payment processors and $5.5 million in intangible asset amortization driven by our acquisitions in December 2017 and May 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cost of revenue increased $26.9 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $15.9 million in payment processing fees from bookings generated from mobile payment processors, $9.1 million in intangible asset amortization driven by our acquisitions in December 2017 and May 2018 and $1.5 million in headcount-related expenses.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$71,124	$60,966	17%	$199,340	$194,783	2%

Three Months Ended September 30, 2018 Compared to Three Months September 30, 2017

Research and development expenses increased $10.2 million in the three months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $5.9 million in headcount-related expenses, $1.9 million in stock-based compensation expense, $1.5 million in the fair value of the contingent consideration related to our Gram Games acquisition and $1.4 million in consulting expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Research and development expenses increased $4.6 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $3.0 million in the fair value of the contingent consideration related to our Gram Games acquisition and $1.9 million in technology related costs.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$55,613	$53,944	3%	$159,346	$151,765	5%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Sales and marketing expenses increased $1.7 million in the three months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to a $1.0 million increase in marketing expense.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Sales and marketing expenses increased $7.6 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $4.2 million in headcount-related expense, $3.0 million in marketing expense, $0.9 million of stock-based compensation expense and $0.6 million of technology related costs, partially offset by a decrease of $2.2 million in intangible asset amortization.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$23,144	$23,826	(3)%	$71,977	$69,942	3%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

General and administrative expenses decreased $0.7 million in the three months ended September 30, 2018 compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $2.7 million in legal costs, offset by an increase of $1.4 million in overhead costs from changes in headcount.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

General and administrative expenses increased $2.0 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to increases of $2.8 million in higher overhead costs from changes in headcount, $1.5 million of stock-based compensation expense, $1.4 million in headcount-related expense and $1.3 million in acquisition-related expenses from our Gram Games acquisition in May 2018, partially offset by a decrease of $5.8 million in legal costs.

Interest income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$1,421	$1,502	(5)%	$5,031	$3,548	42%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Interest income decreased $0.1 million in the three months ended September 30, 2018 compared to the same period of the prior year. The decrease was primarily attributable a decline in the amount invested in short-term investments, offset by a higher rate of return driven by an increase in market interest rates.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Interest income increased $1.5 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to a higher rate of return driven by an increase in market interest rates and a full period of being invested in short-term investments during 2018.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$4,014	$1,181	240%	$10,020	$4,231	137%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Other income (expense), net increased $2.8 million in the three months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase in net rental income, driven by a significant lease for which rental income began to be recognized in September 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other income (expense), net increased $5.8 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was primarily attributable to an increase in net rental income, driven by a significant lease for which rental income began to be recognized in September 2017.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$5	$4,544	(100)%	$6,194	$10,733	(42)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The provision for income taxes decreased $4.5 million in the three months ended September 30, 2018 compared to the same period of the prior year. The decrease was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Gram Games and release of uncertain tax position reserves due to a lapse in the statute of limitations, partially offset by changes in our jurisdictional mix of earnings.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The provision for income taxes decreased $4.5 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The decrease was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Gram Games and release of uncertain tax position reserves due to a lapse in the statute of limitations, partially offset by changes in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017 (As Adjusted)(1)
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(7,505)	$(6,878)
Depreciation and amortization	29,363	23,889
Cash flows provided by (used in) operating activities	78,312	67,995
Cash flows provided by (used in) investing activities	(125,108)	(299,264)
Cash flows provided by (used in) financing activities	(84,249)	(108,366)

(1)

Prior period amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. Refer to the sub-header “Recent Accounting Pronouncements” in Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the interim consolidated financial statements for further discussion on the adoption.

Our principal liquidity requirements are our lease, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations and our share repurchase activity, and we may seek additional financing in the future. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of approximately $236.4 million and $372.9 million, respectively, which consisted of cash, money market funds and corporate debt securities.

During 2017, we repurchased 36.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During the six months ended June 30, 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted average price of $3.59 per share for a total of $65.4 million.

During the third quarter of 2018, we repurchased 2.2 million shares for our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.75 per share for a total of $8.4 million, which is authorized for repurchases of up $200.0 million of our outstanding Class A common stock.

Operating Activities

After adjusting our net income of $14.9 million for noncash items and changes in our operating assets and liabilities, operating activities provided $78.3 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2018. Significant noncash items included stock-based compensation expense of $50.2 million and depreciation and amortization of $29.4 million. Changes in our operating assets and liabilities resulted in a $11.3 million outflow of cash, cash equivalents and restricted cash in the nine months ended September 30, 2018, primarily due to changes in other liabilities of $23.8 million, which included the $11.9 million settlement payment related to the Zindagi matter during the first quarter of 2018. The outflow was further supplemented by the change in accounts payable, prepaid and other assets and income taxes payable, which resulted in outflows of $18.6 million, $14.8 million and $5.2 million, respectively, partially offset by an inflow from the changes in deferred revenue and accounts receivable, net, of $43.8 million and $7.3 million, respectively. The cash inflow from the change in deferred revenue was primarily attributable to strong sales, which were further supplemented by our Gram Games acquisition in May 2018.

Investing Activities

Investing activities used $125.1 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2018. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $222.1 million from our Gram Games acquisition in May 2018 and $22.8 million in escrow releases for prior acquisitions (i.e. our Peak Games, Harpan and PuzzleSocial acquisitions), partially offset by a net inflow of $126.9 million from net sales, maturities and purchases of short-term investments, primarily to finance the Gram Games acquisition.

Financing Activities

Financing activities used $84.2 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2018. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities was $73.8 million of repurchases of our Class A common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended September 30, 2018.

Contractual Obligations (1)

Year ending December 31:	Lease	Licensor and Marketing	Other	Total
Remaining 2018	$1,720	$1,375	$7,246	$10,341
2019	8,394	20,699	22,888	51,981
2020	6,567	42,656	18,948	68,171
2021	5,235	—	8,861	14,096
2022	1,507	—	—	1,507
Thereafter	—	—	—	—
Total	$23,423	$64,730	$57,943	$146,096

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $9.6 million, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the original terms of the acquisition agreements with PuzzleSocial, the maximum amount of additional consideration that could be earned by the sellers and payable by us is $42.0 million. The amounts payable are contingent upon the achievement of certain December 31, 2018 performance targets after the date of acquisition. As of September 30, 2018, there is no estimated contingent consideration obligation related to PuzzleSocial.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. At acquisition, the estimated fair value of the contingent consideration obligation was $43.5 million. However, as of September 30, 2018, the estimated fair value of the contingent consideration obligation increased to $46.5 million due to the increased probability of achievement, resulting in $1.5 million of expense recognized within research and development expense in our consolidated statement of operations for the three months ended September 30, 2018 and a total of $3.0 million expense recognized within research and development expense in our consolidated statement of operations for the nine months ended September 30, 2018.

Guarantees

During the third quarter of 2018, we executed an assignment of the office lease associated with our Q4 2017 restructuring plan.   The original lease term ends in November of 2022, with a lessee option to early terminate in November 2019. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent, to be used by the landlord in the event of the assignee’s non-performance under the lease.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated at $2.2 million as of September 30, 2018. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of September 30, 2018, the fair value of this guarantee is not material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard (the parent company of King Digital), Aristocrat, DoubleU, Electronic Arts (EA Mobile), Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), Niantic, Playtika, SciGames Interactive, Supercell, Vivendi (the parent company of Gameloft), Epic Games, Take-Two Interactive Software, NetEase (NetEase Games) and others. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

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

We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.*

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the nine months ended September 30, 2018, we derived 51% of our revenue and bookings on Apple platforms, 37% of our revenue and 38% of our bookings on Google platforms and 9% of our revenue and bookings on Facebook platforms.

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

Historically, we have depended on a small number of games for a majority of our revenue, and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games may decline over time after reaching a peak of popularity and player usage. As a result, our business depends on our ability to engage with players by consistently and timely launching new games and enhancing existing games with new content, features and events. We believe that certain games have the potential to become franchises that we plan to invest in and support with new games releases (such as Words With Friends 2 and CSR Racing 2) and introduction of new features to existing games (such as new events within Zynga Poker). Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

We rely on a small portion of our total players for nearly all of our revenue and if we fail to grow our player base, or if player engagement continues to decline, bookings, revenue and operating results will be harmed.*

Compared to all players who play our games in any period, only a small portion are paying players. In the third quarter of 2018, we had approximately 1.0 million average MUPs (excluding payers of Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, casual games acquired in December 2017 and games acquired as part of our Gram Games acquisition), who represented approximately 2.0% of our average Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, creates new individual privacy rights and imposes worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

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

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results, and these actions may adversely affect our business.

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

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve or sustain profitability.*

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of September 30, 2018, we had an accumulated deficit of $1.8 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2018, approximately 33% of our employees had been with us for less than one year and approximately 47% for less than two years.

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

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.*

While most of the intellectual property we use in our games is created by us, we also acquire rights to third-party intellectual property. For example, we use licensed intellectual property as creative assets in games such as Willy Wonka and the Chocolate Factory Slots, Hit It Rich! Slots, Spin it Rich! Slots, Wizard of Oz: Magic Match, Wizard of Oz Slots, CSR Racing 2 and Black Diamond Casino.

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

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, regulation of currency and banking institutions, unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive or that are used in our games. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition or results of operations.

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

Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.*

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. The 2017 Tax Act will have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. For the three and nine months ending September 30, 2018, no adjustments were made to the provisional amounts recorded in our financial statements for the year ended December 31, 2017.  In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 8 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

Risks Related to Our Class A Common Stock

Our share price has been and will likely continue to be volatile.*

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2017 and September 30, 2018, the trading price of our Class A common stock ranged from a low of $3.20 per share to a high of $4.57 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;
•	issuance of new or updated research or reports by securities analysts;
•	market rumors or press reports;
•	announcements related to our share repurchase program;
•	our announcement of significant transactions;
•

the use by investors or analysts of third-party data (such as AppData, App Annie, comScore, and Sensor Tower) regarding our business and operating metrics which may not reflect our actual performance or financial results;

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

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200 million of our outstanding Class A common stock. In the second quarter of 2018, we completed all purchases under the 2016 Share Repurchase Program. In May 2018, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock (“2018 Share Repurchase Program”). The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will make any additional share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

Third parties, such as AppData, App Annie, comScore, and Sensor Tower publish daily data about us and other social game companies with respect to DAUs and MAUs, monthly revenue, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual items. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the third quarter of 2018, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2018	—	$—	—	$200,000,000
August 1 - August 31, 2018	2,240,938	$3.75	2,240,938	$191,628,442
September 1 - September 30, 2018	—	$—	—	$191,628,442
Total	2,240,938	$3.75	2,240,938

(1)	In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1+	Change in Control Severance Benefits Plan, as Amended and Restated effective August 21, 2018	8-K	001-35375	10.1	8/27/2018

10.2+	2007 Equity Incentive Plan, as Amended and Restated effective August 21, 2018	8-K	001-35375	10.2	8/27/2018

10.3+	2011 Equity Incentive Plan, as Amended and Restated effective August 21, 2018	8-K	001-35375	10.3	8/27/2018

10.4+	Offer Letter between the Company and Frank Gibeau, as Amended and Restated effective August 23, 2018	8-K	001-35375	10.4	8/27/2018

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on November 2, 2018.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)