Form 10-K
period 2018-12-31
ZYNGA INC
filed 2019-02-28
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, based upon the closing price of $4.07 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $3.1 billion, which excludes 87.1 million shares of the registrant’s common stock held on June 30, 2018 by then current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of January 31, 2019, there were 925,645,927 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “DAUs” mean daily active users of our games, “MAUs” mean monthly active users of our games, “MUUs” mean monthly unique users of our games, “ABPU” means average daily bookings per average DAU and “MUPs” mean monthly unique payers in our games. Unless otherwise indicated, these metrics are based on internally-derived measurements across all platforms on which our games are played. For further information about DAUs, MAUs, ABPU, MUUs, and MUPs as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements reflecting our current expectations that involve risks and uncertainties.  These forward-looking statements include, but are not limited to, statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, capital expenditures and other financial items, our business plans and objectives, including our growth strategies, intended product releases and areas of investment and focus, including our investments in new technologies and features, and may include certain assumptions that underlie the forward-looking statements. Forward-looking statements often include words such as “outlook,” “projected,” “intends,” “will,” “anticipate,” “believe,” “target,” “expect,” and statements in the future tense are generally forward-looking.

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

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms such as Apple’s iOS operating system (“iOS”) and Google’s Android operating system (“Android”) and on social networking sites such as Facebook. Generally, all of our games are free to play, and we generate revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity on mobile devices and social networking sites. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Established Portfolio of Social Games. We operate a number of popular social games including CSR Racing 2, FarmVille, Merge Dragons!, Words With Friends and Zynga Poker, as well as our Social Slots portfolio of games. Further, in January 2019, we expanded our portfolio of social games with Empires & Puzzles, through our acquisition of Small Giant Games Oy.

•

Engaged and Global Community of Players. According to our internal analytics system, in 2018, we had 88 million monthly active users (“MAUs”), of which 88% were mobile MAUs, and 23 million daily active users (“DAUs”), of which 91% were mobile DAUs.

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

Our top three online game revenue-generating games historically have contributed a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 45%, 45% and 44% of our online game revenue in 2018, 2017 and 2016, respectively. In 2018, our top three online game revenue-generating games were Zynga Poker, CSR Racing 2 and Hit It Rich! Slots. With respect to advertising and other revenue, Words with Friends generated a substantial portion of our advertising and other revenue in 2018, 2017 and 2016.

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

•

Proven brands in popular genres. We have a portfolio of established brands such as CSR Racing 2, Empires & Puzzles, FarmVille, Hit it Rich! Slots, Merge Dragons!, Words With Friends and Zynga Poker in the categories of Action Strategy, Casual, Invest Express and Social Casino. We believe that mobile gaming is the fastest growing platform in gaming and we are committed to leveraging our experience in live services to grow our existing portfolio of games and introduce new intellectual property in these categories.

•

Talented teams and strong analytics. We have passionate teams of people focused on increasing the effectiveness and predictability of our live game services and new game development. Our teams balance the art and science of game making by combining creative innovation with a player-centric, data driven approach to surprise and delight players.

Our Leading Portfolio of Social Games

Our strategy is focused on growing, creating and acquiring games that we believe will stand the test of time and have the potential to engage players for years as enduring entertainment brands. Our portfolio includes:

•	CSR Racing 2 – a visually stunning, fast-paced racing game allowing players to customize their collection of supercars and race against their friends.
•	Empires & Puzzles – blends approachable match-3 battles with deeper gameplay elements including hero collection, base building and social alliances.
•	FarmVille – our FarmVille games deliver players an experience where they can invest in a world all their own and express themselves by building, expanding and nurturing their own virtual farm.
•

Merge Dragons! – a puzzle adventure game where our players can match and merge everything to produce artifacts and skills in furtherance of healing a magical land, harnessing the power of dragons and building their own camp to grow dragons.

•	Social Slots – our portfolio of slots games deliver players authentic, Vegas-style mobile gameplay with a diverse mix of popular entertainment brands.
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

Our Revenues

We generate revenue from the following services:

Virtual Items and Advertisement-Free Versions

Our primary revenue source is the sale of virtual currency that players use to buy in-game virtual items. Virtual currency can also be earned for free by the player through game play or by accepting promotional offers from our advertising partners. We also generate revenue when players purchase advertisement-free versions of our mobile games.

Advertising and Licensing

Our advertising services and licensing offer creative ways for marketers and advertisers to reach and engage with our players while allowing continued operation of a free-to-play business model. Our advertising and licensing offerings include:

•	Mobile Ads in our mobile games that include banner and interstitial advertisements;
•	Display Ads in our online web games that include banner advertisements;
•	Engagement Ads and Offers in which players can answer certain questions, watch-to-earn engagements or sign up for third party services to receive virtual currency and in-game bonuses;
•	Branded Virtual Items and Sponsorships that integrate relevant advertising and messaging within game play;
•	Licensing our brands.

The goal of our advertisement offerings are to enhance the player experience while delivering real value to advertisers.

Marketing and Distribution

We acquire our players through unpaid channels by cross-promoting new games to our existing audience and through paid advertising channels. We have been able to build a large community of players through the viral and sharing features provided by social networks, the social innovations in our games and the network effects of our games. We also advertise our games within other mobile applications, on social networks such as Facebook via various in-app advertising partners and through other advertising partners such as Google. In 2018, 2017 and 2016 we spent $157.7 million, $147.2 million and $132.5 million, respectively, on these player acquisition costs.

Agreements with Apple, Google and Facebook

Our revenue depends on our continued ability to publish our games on mobile platforms, primarily iOS and Android, and on social networking sites, primarily Facebook. In 2018, we derived 51% of our revenue and bookings from Apple, 38% of our revenue and 39% of our bookings from Google and 9% of our revenue and 8% of our bookings from Facebook. In 2018, an increasing number of our players played our games on mobile platforms.

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

Research and Development

We believe continued investment in enhancing existing games and developing new games, and in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $270.3 million, $256.0 million and $320.3 million in 2018, 2017 and 2016, respectively, which included stock-based compensation expense of $42.2 million, $42.2 million and $84.2 million, respectively, for research and development personnel.

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

We believe we compete favorably on these factors. However, our industry remains highly competitive and is evolving rapidly. Other developers of social games could develop more compelling content that competes with our social games and adversely affects our ability to attract and retain players and their entertainment time. These competitors, including companies of which we may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly and virally.

Our competitors include:

•

Developers for Mobile and Web Games: We face competition from a number of competitors who develop mobile and web games. These competitors, some of which have significant financial, technical and other resources, greater brand recognition and longer operating histories, may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include Activision Blizzard (the parent company of King Digital), Aristocrat, DoubleU, Electronic Arts (EA Mobile), Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Peak Games, Playtika, SciGames Interactive, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•

Other Game Developers: Our players may also play other games on personal computers and consoles, some of which include social features that compete with our social games and have community functions where game developers can engage with their players. Some of these competitors include Activision Blizzard, Electronic Arts, Epic Games, Nintendo, Riot Games, SEGA, Sony, Take-Two Interactive and Ubisoft.

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

Some of our games and features are based upon traditional casino games, such as slots and poker. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our social casino games are offered for entertainment purposes only and do not offer an opportunity to win real money.

Seasonality

Approximately 26% of our revenue was derived from the “advertising and other” category in 2018. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenues we derive from advertisements in our games. Additionally, we generally experience increases in game downloads and resulting online game revenues in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season.

Employees

Our future success depends upon the continued service of our key technical and management personnel and upon our ability to continue to attract and retain qualified employees, particularly our senior management team and highly skilled game designers, product managers and engineers. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition. As of December 31, 2018, we had 1,777 full-time employees.

Financial Information about Segments and Geographic Areas

We have one operating segment with one business activity, developing and monetizing social games.  Financial information about our one segment and geographic areas is incorporated into this section by reference to our consolidated financial statements including Note 2 —“Revenue from Contracts with Customers” and Note 5 —“Property and Equipment, Net” in the notes to the consolidated financial statements.

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

We post an audio version of our earnings calls and may webcast certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and committee memberships, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” We use these channels as well as social media to communicate information about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We focus our efforts on four categories: Action Strategy, Casual, Invest Express and Social Casino. In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market our games to existing and new players;
•	achieve benefits from our player acquisition costs;
•	achieve viral organic growth and gain customer interest in our games through free or more efficient channels;
•	adapt to changing player preferences;
•

adapt to new technologies and feature sets for mobile and other devices (for example, in 2017 we incurred expenses related to upgrading games to support Apple’s iPhoneX and releasing new features in CSR Racing 2 using Apple’s ARKit platform);

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

Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard (the parent company of King Digital), Aristocrat, DoubleU, Electronic Arts (EA Mobile), Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Peak Games, Playtika, SciGames Interactive, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

As there are relatively low barriers to entry to develop a mobile or online game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.  As an entertainment company, we also face competition for the leisure time, attention and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, video streaming services, television, movies, sports and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition or results of operations.

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In 2018, we derived 51% of our revenue and bookings on Apple platforms, 38% of our revenue and 39% of our bookings on Google platforms and 9% of our revenue and 8% of our bookings on Facebook platforms.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.  For example, in 2018 our Zynga Poker audience was impacted by platform changes made by Facebook which impacted the players’ ability to access and log into the game.  A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items.  We are continuing to evaluate how Apple will interpret this revision, whether Google, Facebook and other platform providers adopt similar rules, and how this rule may affect our business, operations and financial results.

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

In particular, it is difficult to predict if, or when, bookings from one of our games will begin to decline, the decay rate for any particular game (i.e., the speed at which the popularity and player usage for a game declines) and the commercial success of our new games and features. The success of our business depends on our ability to consistently and timely launch new games and features that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods to meet our quality standards and our players’ expectations. If decay rates are higher than expected in a particular quarterly period and/or we experience delays in the launch of new games that we expect to offset decay rates of other games and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors for a given quarter.

In addition, we recognize revenue from the sale of our virtual items in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual items. In the event of changes in our assumptions or new trends in the mix of virtual items sold, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Facebook, Apple, Google or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual items revenue recognition could further significantly affect the way we report revenue related to our products. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For example, recurring activity such as new game launches, our acquisition of games from a third party or periods of significant increased bookings can also result in increases in deferred revenue while we initially defer bookings over the estimated average playing period of payers. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition”.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the fourth quarter of 2017, we acquired the casual card game division of Peak Games, in the second quarter of 2018, we acquired Gram Games and in early 2019, we acquired a controlling interest in Small Giant Games.  Each of these acquisitions require unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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
•

the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that have not historically followed U.S. GAAP;

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

•	the implications of our management team balancing levels of oversight over acquired businesses which continue their operations under earnout provisions in acquisition agreements;

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For more information, see Note 7 – “Goodwill and Other Intangible Assets, Net” in the notes to the consolidated financial statements included herein.

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games may decline over time after reaching a peak of popularity and player usage. As a result, our business depends on our ability to engage with players by consistently and timely launching new games and enhancing existing games with new content, features and events. We believe that certain games have the potential to become franchises that we plan to invest in and support with new games releases (such as Words With Friends 2 and CSR Racing 2) and introduction of new features to existing games (such as new events within Zynga Poker, Merge Dragons! and Empires & Puzzles). Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased.

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

Compared to all players who play our games in any period, only a small portion are paying players. In the fourth quarter of 2018, we had approximately 1.1 million average MUPs (excluding payers of Solitaire, our Facebook Instant Games, casual card games acquired in December 2017 and games acquired as part of our Gram Games acquisition), who represented approximately 2.2% of our average Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

The value of our virtual items is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.

Paying players purchase a license to virtual items in our games because of the perceived value of these goods, which is dependent on the relative ease of obtaining an equivalent good by playing our game. The perceived value of these virtual items can be impacted by various actions that we take in the games including offering discounts for virtual items, giving away virtual items in promotions or providing easier non-paid means to secure these goods. Managing game economies is difficult, and relies on our assumptions and judgement.  If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual items from us in the future, which would cause our business, financial condition and results of operations to suffer.

Our revenue may be harmed by the proliferation of “cheating” programs and scam offers that seek to exploit our games and players, which may negatively affect game-playing experience and our ability to reliably validate our audience metric reporting and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in our games, play them in an automated way, collude to alter the intended game play or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly, may disrupt the virtual economies of our games and reduce the demand for virtual items, disrupting our in-game economy. In addition, unrelated third parties have attempted to scam our players with fake offers for virtual items or other game benefits. We devote significant resources to discover, discourage and disable these cheating and scam programs and activities. If we are unable to do so quickly, our operations may be disrupted, our reputation may be damaged, players may stop playing our games and our ability to reliably validate our audience metrics may be negatively affected. These cheating programs and scam offers result in lost revenue from paying players, disrupt our in-game economies, divert time from our personnel, increase costs of developing technological measures to combat these programs and activities, increase our customer service costs needed to respond to dissatisfied players, and may lead to legal claims.

Some of our players may make sales or purchases of virtual items used in our games through unauthorized or fraudulent third-party websites, which may reduce our revenue.

Virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual items, such as virtual coins for our Social Slots franchise games or Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;
•	creating downward pressure on the prices we charge players for our virtual currency and virtual items;
•	increasing chargebacks from unauthorized credit card transactions;
•	causing us to lose revenue from dissatisfied players who stop playing a particular game;
•	causing us to lose revenue from players who we take disciplinary action against, including banning certain players who may have previously made purchases within our games;
•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;
•	resulting in negative publicity or harm our reputation with players and partners; and
•	increasing customer support costs to respond to dissatisfied players.

To discourage unauthorized purchases and sales of our virtual items, we state in our terms of service that the buying or selling of virtual currency and virtual items from unauthorized third party sellers may result in bans from our games or legal action. With a community of players in the millions, we periodically encounter such issues and expect to continue to do so. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual items from our games, particularly poker chips from Zynga Poker, outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized or fraudulent transactions will be successful and that these actions will not increase over time.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, creates new individual privacy rights and imposes worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. Another example is the State of California’s passage of the California Consumer Protection Act of 2018 (“CCPA”), which will become effective in 2020 and will create new privacy rights for consumers residing in the state. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, CCPA, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

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

Cybersecurity attacks, including breaches, computer viruses and computer hacking attacks could harm our business, financial condition, results of operations or reputation.

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

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google. We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement.. The costs of compliance with these laws have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. Any such security breach could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of December 31, 2018, we had an accumulated deficit of $1.8 billion.

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

The numbers of our DAUs, MAUs, MUUs, MUPs, and ABPU are calculated using metrics tracked by our internal analytics systems based on tracking activity of user accounts.  The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and our recently acquired operations, and factors relating to user activity and systems may impact these numbers.  The calculation of these metrics and examples of how user activity and our systems may impact the calculation of the metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics.”

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

We have implemented a number of restructurings during the last several years in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition or results of operations. For more information, see Note 11 – “Restructuring” in the notes to the consolidated financial statements included herein.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team. We have seen significant changes in our management team in recent years, including the appointment of Frank Gibeau as our Chief Executive Officer, the appointment of Mark Pincus as our non-Executive Chairman and the appointments of our Chief Financial Officer, Chief Operating Officer, President of Publishing, Chief People Officer and Chief Legal Officer.  Mr. Pincus and Mr. Gibeau are both critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations or reputation.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2018, approximately 32% of our employees had been with us for less than one year and approximately 47% for less than two years.

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

While most of the intellectual property we use in our games is created by us, we also acquire rights to third-party intellectual property. For example, we use licensed intellectual property as creative assets in games such as Wonka’s World of Candy, Hit It Rich! Slots, Wizard of Oz Slots and CSR Racing 2, and we are developing new games using licensed intellectual property for Game of Thrones™, Harry Potter™ and Star Wars™.

Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Competition for these licenses is intense, and often results in increased advances, minimum payment guarantees and royalties that we must pay to the licensor. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our revenue and profitability may be adversely impacted. In addition, use of these intellectual properties generally requires that we pay a royalty to the licensor, which decreases our profitability. If the mix of player purchases shifts towards games in which we use licensed intellectual properties increases, our overall margins may be reduced.

In addition, many of our games are built on proprietary source code of third parties, such as Unity. If we are unable to renew licenses to proprietary source code underlying our games, or the terms and conditions of these licenses change at the time of renewal our business, financial condition or results of operations could be negatively impacted.  We rely on third parties, including Unity, to maintain versions of their proprietary engines that allow us to ship our games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business, financial condition or results of operations could be negatively impacted.

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

In addition, we use open source software in our game development and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games, any of which would have a negative effect on our business, financial condition or results of operations.

We are involved in legal proceedings that may result in adverse outcomes.

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims, as well as stockholder derivative actions, class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 16 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, a court has recently determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State.  We disagree with this ruling and are continuing to monitor this case. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain of (or all of) our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, “loot box” game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies and the U.S. Federal Trade Commission (FTC) has recently announced that it will be holding a public workshop on loot boxes later this year. Mechanics in certain of our games, such as Empires & Puzzles, CSR2 and Dawn of Titans, may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 8 – “Income Taxes” in the notes to the consolidated financial statements included herein.

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property and the valuation of our intercompany transactions.  The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and results of operations. In addition, changes to our corporate structure and intercompany agreements, including through acquisitions, could impact our worldwide effective tax rate and harm our financial position and results of operation. As a result of recent changes in tax laws, we are exploring certain changes to our international tax structure, although there can be no guarantee that any modified structure will achieve our intended goals.

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In December 2018, we entered into a credit agreement for a three-year revolving credit facility, and we must adhere to financial covenants therein. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 2018 fiscal year, the trading price of our Class A common stock ranged from a low of $3.20 per share to a high of $4.57 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;
•	issuance of new or updated research or reports by securities analysts;
•	market rumors or press reports;
•	announcements related to our share repurchase program;
•	our announcement of significant transactions;

•	actions instituted by activist shareholders or others;
•

the use by investors or analysts of third-party data (such as AppData, App Annie, comScore, and Sensor Tower) regarding our business and operating metrics which may not reflect our actual performance or financial results;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	the activities, public announcements and financial performance of our commercial partners, such as Apple, Amazon, Facebook and Google;
•	fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our Class A common stock that are issued and outstanding;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters” included in Note 16 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. In the second quarter of 2018, we completed all purchases under the 2016 Share Repurchase Program. In April 2018, our Board of Directors authorized a share repurchase program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock (the “2018 Share Repurchase Program”).The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will make any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

Third parties, such as AppData, App Annie, comScore, and Sensor Tower publish daily data about us and other social game companies with respect to DAUs and MAUs, monthly revenue, top game charts, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual items. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our San Francisco, California corporate headquarters, an office building of approximately 686,000 square feet. We use approximately 318,000 square feet for our operations and lease most of the remainder to third-party tenants under leases that range in terms from month-to-month to terms through 2031. Our corporate headquarters currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities. We are actively evaluating the potential sale and leaseback of this office building. If favorable offers are received and we determine to proceed with the transaction, it is possible that such transaction could take place as early as the second quarter of 2019.

We lease additional domestic office space in San Francisco, California; Santa Clara, California; Carlsbad, California; Culver City, California; Eugene, Oregon; Austin, Texas; Chicago, Illinois; and New York, New York. We lease offices for our foreign operations in Toronto, Canada; Victoria, Canada; Bangalore, India; Dublin, Ireland; Helsinki, Finland; Istanbul, Turkey; Brighton, England; and London, England. These additional domestic and international facilities total approximately 196,000 square feet, excluding properties for which we cannot reliably estimate square footage. The excluded properties include shared corporate office spaces whereby rent is determined based on the number of individuals utilizing the space over a specified period of time.

We believe that our existing facilities are sufficient for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate changes in our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 16 —“Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “ZNGA” since December 16, 2011. Prior to that time, there was no public market for our stock. Further, in May 2018, all of our outstanding shares of Class B and Class C common stock were converted into shares of Class A common stock on a one-for-one basis.

Holders of Record

Many of our shares of Class A common stock are held by brokers and other institutions on behalf of our stockholders and accordingly, we are unable to estimate the total number of stockholders represented by these record holders. Excluding such brokers and institutions, as of January 31, 2019, there were approximately 594 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $4.48 per share as reported on the NASDAQ Global Select Market.

Dividend Policy

We have never declared or paid any cash dividend on our Class A common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In November 2016, we authorized the 2016 Share Repurchase Program. During 2016, we repurchased 12.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.76 per share for a total of $34.2 million. During 2017, we repurchased 36.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted average price of $3.59 per share for a total of $65.4 million.

In April 2018, a new share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock. During 2018, we repurchased 7.1 million shares of our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million.

Repurchases of our Class A common stock during the fourth quarter of 2018, all of which were made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Purchased Under the Program
October 1 - October 31, 2018	4,808,030	$3.69	4,808,030	$173,847,972
November 1 - November 30, 2018	—	$—	—	$173,847,972
December 1 - December 31, 2018	—	$—	—	$173,847,972
Total	4,808,030	$3.69	4,808,030

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ Composite Index. The measurement points in the graph below are December 16, 2011 (the first trading day of our Class A common stock on the NASDAQ Global Select Market) and the last trading day of each fiscal year-end through December 31, 2018 . The graph assumes that $100 was invested on December 16, 2011 in our Class A common stock, the S&P 500 Index and the NASDAQ Composite Index. As we have not paid any dividends, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 as well as the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from the audited consolidated financial statements that are included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 as well as the consolidated balance sheet data as of December 31, 2016, 2015 and 2014, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share, user and ABPU data)
Consolidated Statements of Operations Data:
Revenue(1):
Online game	$670,877	$665,593	$547,291	$590,755	$537,619
Advertising and other	236,331	195,797	194,129	173,962	152,791
Total revenue	907,208	861,390	741,420	764,717	690,410
Costs and expenses:
Cost of revenue	304,658	258,971	238,546	235,985	213,570
Research and development	270,323	256,012	320,300	361,931	396,553
Sales and marketing	226,524	212,030	183,637	169,573	157,364
General and administrative	98,941	108,653	92,509	143,284	167,664
Impairment of intangible assets	—	—	20,677	—	—
Total costs and expenses	900,446	835,666	855,669	910,773	935,151
Income (loss) from operations	6,762	25,724	(114,249)	(146,056)	(244,741)
Interest income	6,549	5,309	3,057	2,568	3,266
Other income (expense), net	13,152	6,550	6,461	13,306	8,248
Income (loss) before income taxes	26,463	37,583	(104,731)	(130,182)	(233,227)
Provision for (benefit from) income taxes	11,006	10,944	3,442	(8,672)	(7,327)
Net income (loss)	$15,457	$26,639	$(108,173)	$(121,510)	$(225,900)
Net income (loss) per share attributable to common stockholders
Basic	$0.02	$0.03	$(0.12)	$(0.13)	$(0.26)
Diluted	$0.02	$0.03	$(0.12)	$(0.13)	$(0.26)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	862,460	869,067	878,827	913,511	874,509
Diluted	889,584	897,165	878,827	913,511	874,509
Other Non-GAAP Financial and Operational Data:
Bookings(2)	$969,542	$853,809	$754,533	$699,955	$694,300
Other Non-GAAP Financial and Operational Data - Revised(7):
Average DAUs (in millions)(3)	23	21	19	21	26
Average MAUs (in millions)(4)	88	80	64	81	110
Average MUUs (in millions)(5)	51	52	55	57	70
ABPU(6)	$0.114	$0.111	$0.111	$0.093	$0.074
Other Non-GAAP Financial and Operational Data - As Reported:
Average DAUs (in millions)(3)	N/A	N/A	N/A	N/A	27
Average MAUs (in millions)(4)	N/A	N/A	N/A	N/A	118
Average MUUs (in millions)(5)	N/A	N/A	N/A	N/A	81
ABPU(6)	N/A	N/A	N/A	N/A	$0.071

(1)	Prior period revenue amounts have not been retrospectively adjusted to reflect the adoption of ASC 606.
(2)

See the section titled “Non-GAAP Financial Measures” below for how we define and calculate bookings, a reconciliation between bookings and revenue – the most directly comparable U.S. GAAP financial measure – and a discussion about the limitation of bookings.

(3)

DAUs are the number of individuals who played one of our games during a particular day, as recorded by our internal analytics systems. Average DAUs is the average of the DAUs for each day during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate DAUs, as well as the related table footnotes for discussion on the limitations of our estimates.

(4)

MAUs are the number of individuals who played a particular game during a 30-day-period, as recorded by our internal analytics systems. Average MAUs is the average of the MAUs at each month-end during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate MAUs, as well as the related table footnotes for discussion on the limitations of our estimates.

(5)

MUUs are the number of unique individuals who played any of our games on a particular platform during a 30-day period, as estimated by our internal analytics systems. Average MUUs is the average of the MUUs at each month-end during the period reported. We are unable to distinguish whether players of certain games are also players of other Zynga games. As a result of this, we exclude players of these games from our calculation of the applicable key operating metric to avoid potential double counting. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate MUUs, as well as the related table footnotes for discussion on the limitations of our estimates.

(6)

ABPU is defined as our total bookings in a given period, divided by the number of days in that period, divided by the average DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate ABPU.

(7)

In the first quarter of 2015, the Company modified its calculation to take into account our business’ transition to mobile and updates to our operating metrics which utilize additional third party data to help us identify whether a player that logged in under two or more accounts is the same individual. As a result of these changes, we revised the definitions for DAUs, MAUs and MUUs in the first quarter of 2015. Additionally, in the third quarter of 2015, the company made a subsequent modification to its calculation of MUUs to further reduce duplication of users of both web and mobile platforms. For comparative purposes, the above key operating metrics have been revised to reflect the Company’s current definitions and calculations for all periods presented.

Stock-based compensation expense included in the consolidated statements of operations data above was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenue	$1,584	$1,838	$3,720	$4,547	$4,623
Research and development	42,151	42,176	84,236	94,548	83,673
Sales and marketing	8,495	7,281	7,254	7,501	5,927
General and administrative	16,009	13,220	12,251	24,979	35,010
Total stock-based compensation	$68,239	$64,515	$107,461	$131,575	$129,233

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$581,222	$681,376	$852,467	$987,250	$1,147,909
Property and equipment, net	266,557	266,589	269,439	273,221	297,919
Working capital(1)	267,443	548,239	721,836	876,084	713,901
Total assets	2,146,703	1,979,333	1,905,849	2,124,630	2,348,793
Current and non-current deferred revenue	192,885	134,575	142,156	129,043	193,805
Current debt	100,000	—	—	—	—
Total stockholders’ equity	1,596,610	1,641,240	1,580,664	1,786,901	1,895,692

(1)	Working capital is defined as total current assets less total current liabilities.

Non-GAAP Financial Measures

Bookings

To provide investors with additional information about our financial results, we disclose bookings within this Annual Report on Form 10-K, a non-GAAP financial measure. We have provided below a reconciliation between bookings and revenue, the most directly comparable U.S. GAAP financial measure.

Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items as deferred revenue and then recognize that revenue over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. For additional discussion of the estimated average life of durable virtual items, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition” elsewhere in this Annual Report on Form 10-K.

We use bookings as one measure to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not intended to be considered in isolation of, as a substitute for, or as superior to, revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following table is a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Reconciliation of Revenue to Bookings:
Revenue(1)	$907,208	$861,390	$741,420	$764,717	$690,410
Change in deferred revenue(1)	62,334	(7,581)	13,113	(64,762)	3,890
Bookings	$969,542	$853,809	$754,533	$699,955	$694,300

(1)	Prior period revenue and deferred revenue amounts have not been retrospectively adjusted to reflect the adoption of ASC 606.

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

Overview

We are a leading provider of social game services with approximately 88 million average MAUs during 2018. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

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

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 45%, 45% and 44% of our online game revenue in 2018, 2017 and 2016, respectively. In 2018, our top three online game revenue-generating games were Zynga Poker, CSR Racing 2 and Hit It Rich! Slots. With respect to advertising and other revenue, our Words with Friends games generated a substantial portion of our advertising and other revenue in 2018, 2017 and 2016.

Small Giant Games Acquisition

On December 20, 2018, the Company executed a Share Sale and Purchase Agreement (the “Agreement”) with the shareholders and option holders of Small Giant Games Oy (“Small Giant”), a Finnish company, pursuant to which, effective January 1, 2019, Zynga (i) acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant in exchange for consideration of $594.5 million of which (a) $333.6 million was paid in cash, (b) $30.0 million was deposited into an escrow account for a period of 18 months as security for general representations and warranties and (c) the remaining $230.9 million was satisfied by the issue of 63,794,746 shares of Zynga Class A common stock, based on the average closing price of Zynga’s Class A common stock during the 30 trading days immediately preceding the date of the Agreement, and (ii) will acquire the remaining 20% of the Small Giant shares ratably for additional cash consideration during each of the three years following the closing (the “Step-In Period”), payable annually based upon the achievement of specified profitability metrics by Small Giant, with no maximum limit as to the cash consideration achievable. Following the end of the Step-In Period, Small Giant will be a direct, wholly-owned subsidiary of Zynga. Our interest in Small Giant will be consolidated into our financial information beginning in 2019.

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” and “Critical Accounting Policies—Revenue Recognition” mobile online game revenue is recognized ratably over the estimated average playing period of payers while platform fees are expensed as incurred. Accordingly, bookings from Small Giant’s Empires & Puzzles will initially be deferred and recognized into revenue ratably over the estimated average playing period of payers – which we expect will result in a significant increase in deferred revenue in 2019.

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

In 2018, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In 2018, we estimate that 51%, 38% and 9% of our revenue and 51%, 39% and 8% of our bookings were generated on Apple, Google and Facebook platforms, respectively, while in 2017, we estimate that 51%, 33% and 12% of our revenue and 51%, 34% and 11% of our bookings were generated on Apple, Google and Facebook platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In addition, we also incur licensing fees related to the use of intellectual property within our games and our operating margins can be affected by the mix of player purchases from games in which we own the intellectual property as compared to games in which we license certain intellectual properties. For example, we use licensed intellectual property as creative assets in games such as Wonka’s World of Candy, Hit It Rich! Slots, Wizard of Oz Slots and CSR Racing 2, and we are developing new games using licensed intellectual property for Game of Thrones™, Harry Potter™ and Star Wars™. While overall bookings within these games will benefit our revenue, a shift in the mix of our revenue towards such games using licensed intellectual property could decrease our operating margins.

Advertising and other. Advertising revenue primarily includes mobile and display ads, engagement ads and offers and branded virtual items and sponsorships. Other revenue primarily consists of royalties received from the licensing of our brands.

Key Metrics

We regularly review a number of metrics, including the following key financial and operating metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Key Financial Metrics

Revenue and Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items as deferred revenue and then recognize that revenue over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

We use revenue and bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that bookings are useful in evaluating our business, but this information should be considered as supplemental in nature and is not intended to be considered in isolation of, as a substitute for, or as superior to, revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

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

The table below shows average DAUs, MAUs, MUUs, MUPs and ABPU for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(users and payers in millions)
Average DAUs(1)	22	22	23	25	22	21	21	21
Average MAUs(1)	85	87	88	94	86	80	80	72
Average MUUs(2)	49	52	53	51	49	51	52	56
Average MUPs(2)	1.1	1.0	1.1	1.2	1.2	1.2	1.2	1.3
ABPU	$0.130	$0.121	$0.110	$0.096	$0.113	$0.113	$0.109	$0.107

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts and accordingly, actual DAU and MAU may be lower than reported due to the potential duplication of these individuals. Specifically, for the fourth and third quarters of 2018, DAUs and MAUs incrementally include Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018; for the second quarter of 2018, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018; for the first quarter of 2018 and fourth quarter of 2017, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and the casual card games acquired in December 2017; for the third, second and first quarters of 2017, DAUs and MAUs incrementally include Daily Celebrity Crossword, Solitaire and our Facebook Instant Games.

Further, Zynga Poker web DAUs and MAUs reported for the fourth quarter of 2018 – which are a component of total company DAUs and MAUs – represent the average of player activity for October and November only. We have excluded December due to an increased volume of apparent player activity that we were unable to reliably validate and de-duplicate. These challenges are particularly present in our web-based games, which are becoming an increasingly smaller portion of our overall operations and financial results, as these games are more susceptible than mobile platforms from attempts to replicate legitimate player activity.

(2)

Games referenced in footnote (1) are excluded from MUUs and MUPs to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods. Further, for the fourth quarter of 2018, MUUs reported represent the average of player activity for October and November only. We have excluded December from our fourth quarter 2018 reporting due to the reasons discussed in footnote (1), as we are unable to reliably validate and de-duplicate Zynga Poker web players for this period.

2018 Audience Activity

Average DAUs and MAUs increased sequentially in the first quarter of 2018 primarily due to the contribution from the casual card games acquired in December 2017. Average DAUs decreased in the second quarter of 2018, primarily from Words with Friends, Solitaire and Zynga Poker, offset by the contribution from Merge Dragons!, which was acquired from Gram Games in May 2018, while average MAUs decreased primarily from our Facebook Instant Games, Solitaire, Words with Friends, our CSR Racing games and our casual card games, offset by the contribution from Merge Dragons!. Average DAUs decreased in the third quarter of 2018, primarily from Zynga Poker and Words with Friends, offset by the contribution from Merge Dragons!, while average MAUs decreased primarily from our Facebook Instant Games, Solitaire and Words with Friends, offset by the contribution from Merge Dragons!. Average DAUs were flat in the fourth quarter, while average MAUs decreased from Merge Dragons!, Words with Friends and Solitaire, offset by the contribution from new Facebook Instant Games and Wonka's World of Candy, which launched during the fourth quarter.

Average MUUs increased sequentially in the first quarter of 2018 primarily from an increase in users from Words With Friends, while average MUUs increased in the second quarter of 2018 primarily from an increase in users from Zynga Poker. Average MUUs were relatively flat during the third quarter of 2018. Average MUUs decreased during the fourth quarter of 2018 primarily due to a decline in users from Words With Friends and Zynga Poker. Average MUPs were relatively consistent throughout 2018.

Fluctuations in ABPU are a function of changes in bookings and average DAUs, relative to one another. For example, ABPU increased during the fourth quarter of 2018 as bookings increased faster than average DAUs.

2017 Audience Activity

During the second quarter of 2017, average DAUs were flat sequentially, while average MAUs increased due to the contribution from our Facebook Instant Games, in addition to strong performance from Solitaire and Words With Friends. Average DAUs and MAUs were flat in the third quarter of 2017. Average DAUs and MAUs increased in the fourth quarter of 2017 primarily due to the contribution from the casual card games acquired in December 2017, in addition to strong performance from Words With Friends.

Average MUUs decreased sequentially in the second, third and fourth quarters of 2017, primarily driven by a decline in users from FarmVille 2 and our Social Slots games. Average MUPs were relatively consistent throughout 2017.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique payer bookings, average MUPs and unique payer bookings per unique payer for the last eight quarters:

	For the Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Average monthly unique payer bookings (in millions)(1)	$50	$50	$52	$52	$52	$55	$54	$54
Average MUPs (in millions)(2)	1.1	1.0	1.1	1.2	1.2	1.2	1.2	1.3
Monthly unique payer bookings per MUP(3)	$47	$48	$48	$45	$45	$46	$45	$42

(1)

Average monthly unique payer bookings represent the monthly average amount of bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising. For the third and fourth quarters of 2018, bookings from Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded; for the second quarter of 2018, bookings from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded; for the first quarter of 2018 and fourth quarter of 2017, bookings from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and the casual card games acquired in December 2017 are excluded; for the third, second and first quarters of 2017, bookings from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded.

(2)

For the third and fourth quarters of 2018, MUPs from Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded; for the second quarter of 2018, MUPs from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games, the casual card games acquired in December 2017 and games acquired from Gram Games in May 2018 are excluded; for the first quarter of 2018 and fourth quarter of 2017, MUPs from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and the casual card games acquired in December 2017 are excluded; for the third, second and first quarters of 2017, MUPs from Daily Celebrity Crossword, Solitaire and our Facebook Instant Games are excluded. Further, for the fourth quarter of 2018, MUPs reported represent the average of player activity for October and November only. We have excluded December from our fourth quarter 2018 reporting due to the reasons discussed previously in the Key Operating Metrics section, as we are unable to reliably validate and de-duplicate Zynga Poker web players for this period.

(3)	Monthly unique payer bookings per MUP is calculated by dividing average monthly unique payer bookings by average MUPs.

Average monthly unique payer bookings were flat sequentially in the first and second quarters of 2018, while average monthly unique payer bookings decreased in the third quarter of 2018, primarily driven by a decline in unique payer bookings from FarmVille 2, Zynga Poker, Dawn of Titans and Hit It Rich!. Average monthly unique payer bookings were flat in the fourth quarter of 2018.

Average monthly unique payer bookings were relatively flat sequentially in the second and third quarters of 2017, while average monthly unique payer bookings decreased in the fourth quarter of 2017 due to a decline in unique payer bookings from existing web and mobile games, such as Wizard of Oz: Magic Match and Zynga Poker.

Fluctuations in monthly unique payer bookings per MUP are a function of the changes in average monthly unique payer bookings per MUP relative to average MUPs. For example, monthly unique payer bookings per MUP decreased during the fourth quarter of 2018 as average MUPs increased, while average monthly unique payer bookings were relatively flat.

Although we monitor our unique payer metrics, we focus on monetization, including in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual items and advertising. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly revenue or bookings trends in the short term.

2018 Highlights

•

Mobile Growth. During 2018, we delivered a 10% increase in mobile revenue year over year, primarily driven by the revenue and bookings contributions from Words with Friends, the casual card games acquired in December 2017 and the games acquired from Gram Games in May 2018 – primarily Merge Dragons!.

•

Gram Games Acquisition. We acquired a 100% equity interest in Gram Games, a mobile game developer of hyper-casual and puzzle games, to expand our portfolio of casual games for total purchase consideration of $299.4 million.

•

Small Giant Games Acquisition. On December 20, 2018, the Company executed an agreement with the shareholders and option holders of the Small Giant Games Oy, creators of Empire & Puzzles, to acquire effective January 1, 2019, 80% of all its issued and outstanding share capital.

•	Game Launch. In November 2018, we launched Wonka’s World of Candy worldwide on mobile platforms.
•

Share Repurchase Programs. During 2018, we repurchased 7.1 million shares for our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million and 18.2 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $3.59 per share for a total of $65.4 million.

•

Common Stock Share Conversion. On May 2, 2018, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock. Following the conversion, each remaining outstanding share of Class B common stock automatically converted into one share of Class A common stock. Each Zynga stockholder now has one vote per share, establishing voting rights parity on all matters subject to stockholder vote.

•

Credit Facility. We executed a credit facility agreement in December 2018 which provides the Company a $200.0 million revolving line of credit over a three-year term. Additionally, we also drew a $100.0 million loan against the revolving line of credit.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store, the Google Play Store and Facebook. Virtual items for our games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our revenue, bookings and players through the Apple, Google and Facebook platforms and expect to continue to do so for the foreseeable future as we launch more games for mobile devices. Apple, Google and Facebook generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as costs of revenue as incurred, while we recognize mobile online game revenue over the average playing period of payers, which generally results in costs of revenue exceeding revenue early in the life of a new or acquired game.

Launch of new games and release of enhancements. Our revenue and bookings results have been driven by the launch of new mobile games and the release of fresh content and new features in existing games. Our future success depends on our ability to innovate and provide fresh content to keep our existing players engaged, while also engaging new and lapsed players, and launch and monetize new titles on various platforms. Although the amount of revenue and bookings we generate from an enhancement to an existing game or launch of a new game or can vary significantly, we expect our revenue and bookings to be correlated to our success in releasing engaging content and features for our existing games and the success and timely launch of our new games. Further, revenue and bookings from many of our games may decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently release fresh content for our existing games and launch new games that achieve significant popularity and have the potential to become franchise games.

Game monetization. We generate most of our bookings and revenue from the sale of virtual items in our games. The degree to which our players choose to pay for virtual items in our games is driven by our ability to create content and virtual items that enhance the game-play experience. Our revenue, bookings and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual items and advertising. In addition, mobile players have historically monetized at a lower level than web. The percentage of paying players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience, localization of content in international markets and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs, or the game or feature may be abandoned in its entirety. In addition, as discussed below, we recognize online game revenue over the average playing period of payers, which generally results in expenses exceeding revenue early in the life of a new or acquired game.

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

Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Act was enacted into law. Beginning January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, created new taxes on certain foreign sourced earnings, repealed the Alternative Minimum Tax (“AMT”), and expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility, amongst other minor changes.

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that did not have sufficient time to complete the accounting for the income tax effects of the 2017 Tax Act during the fourth quarter of 2017 (i.e., the period of enactment). Specifically, SAB 118 states that companies that did not complete accounting for the effects of the 2017 Tax Act in the period of enactment may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts are then subject to adjustment during a measurement period that began in December 2017 and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. This measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and refundable AMT credit and recorded provisional amounts during the fourth quarter 2017. In other cases, we were not able to make a reasonable estimate during the period of enactment and continued to account for those items based on our existing accounting under ASC 740 Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment, in accordance with SAB 118. During the fourth quarter of 2018, the one-year provisional period lapsed and accordingly, the Company completed its accounting for the income tax effects of the 2017 Tax Act. The various income tax effects are reflected below, by period.

2017 Tax Act Effects: Year Ended December 31, 2017

We recognized a provisional tax benefit of $5.0 million during the fourth quarter of 2017 as a result of the 2017 Tax Act’s enactment, which was included as a component of the provision for income tax in the consolidated statement of operations during 2017. The components of the provisional tax benefit recognized during 2017 included:

Deferred tax assets and liabilities. Certain deferred tax assets and liabilities were re-measured based on the rates at which they are expected to reverse in the future, which is generally 21%. The related provisional income tax benefit recorded to the consolidated statement of operations for the year ended December 31, 2017, net of valuation allowance, was $2.4 million.

AMT credit. As part of the 2017 Tax Act, the corporate AMT was repealed. AMT credits generated by the Company in previous years are refundable in tax years beginning after 2017 and before 2022 with any remaining credits being fully refundable in 2022. The related provisional income tax benefit recorded to the consolidated statement of operations for the year ended December 31, 2017 for the AMT credit refund was $2.6 million. The receivable for the refundable AMT credit was recorded to non-current other assets within the consolidated balance sheet.

Officer compensation. As noted above, the 2017 Tax Act expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility and required companies to include performance-based compensation (such as bonuses) in the calculation. As a result, the Company recorded a provisional amount to reduce the future tax benefit related to officers’ stock-based compensation for the year ended December 31, 2017. However, there was no net impact to the provision for income tax as the provisional amount was offset by an equal reduction in the Company's deferred tax asset valuation allowance. Refer to discussion below on the reversal of this provisional amount during the year ended December 31, 2018.

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

2017 Tax Act Effects: Year Ended December 31, 2018

During 2018, no further adjustments were made to the provisional amounts previously recorded during the fourth quarter of 2017, except the officer compensation matter discussed below. However, we did recognize $3.9 million of tax expense during the fourth quarter of 2018 as a result of the 2017 Tax Act’s enactment, which is included as a component of the provision for income tax in the consolidated statement of operations. The components of the tax expense recognized during 2018 included:

Base Erosion and Anti-Abuse Tax (“BEAT”). During the fourth quarter of 2018, the United States Treasury proposed regulations concerning the types of related party payments subject to BEAT. Further, the guidance clarified that for a company utilizing net operating losses, the starting point for calculating “modified taxable income” for BEAT is zero. As a result of the proposed regulations, the Company recorded $3.9 million tax expense to the consolidated statement of operations for the year ended December 31, 2018.

Global Intangible Low-Taxed Income (“GILTI”). With respect to the GILTI provisions, companies may make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. The Company elected to account for the GILTI provisions as a component of tax expense in the period in which the entity is subject to the rules. The Company did not incur any GILTI related tax expense in 2018 due to cumulative net losses in its foreign jurisdictions.

Officer compensation. The Internal Revenue Service (“IRS”) issued guidance to clarify the application of the 2017 Tax Act, which expanded the definition of a “covered employee” subject to annual tax-deductible compensation limits to include an entity’s Chief Financial Officer (“CFO”). The IRS guidance clarified that compensatory contracts (e.g., ZSU or stock option grants) in effect prior to the enactment of the 2017 Tax Act were eligible to be grandfathered into the pre-2017 Tax Act rules and are therefore not subject to certain limitations. All of our current stock compensation awards vesting to the CFO were granted prior to the enactment date, and thus, will be treated under the pre-2017 Tax Act rules. As a result, the Company recorded a reversal of the provisional amount originally recorded during the fourth quarter of 2017. However, there was no net impact to the provision for income tax as the amount was offset by an equal addition to the Company's deferred tax asset valuation allowance.

Deferred Tax Asset Valuation Allowance

As of December 31, 2018, the measurement of our deferred tax assets is reduced by a $206.0 million valuation allowance. In evaluating the measurement of our deferred tax assets, we consider, amongst other factors, the Company's ability to generate future taxable income. The Company’s recent trend in positive operating results, including nearing a cumulative U.S. profit over the trailing three years, provides additional positive evidence in evaluating the continued need for, and amount of, a valuation allowance and could result in the reversal of a significant amount of the valuation allowance in future periods. Specifically, if we conclude in future periods that there is sufficient positive evidence to release the valuation allowance associated with the carryforward of our federal net operating losses and federal research and development credits, we could recognize a significant income tax benefit in the period such conclusion is made.

Results of Operations

Revenue

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017(1)	2016(1)	% Change	% Change
Online game:
Mobile	$590,436	$564,629	$413,919	5%	36%
Web	80,441	100,964	133,372	(20)%	(24)%
Online game total	$670,877	$665,593	$547,291	1%	22%
Advertising and other:
Mobile	225,085	174,867	160,452	29%	9%
Web	9,001	14,961	30,637	(40)%	(51)%
Other	2,245	5,969	3,040	(62)%	96%
Advertising and other total	$236,331	$195,797	$194,129	21%	1%
Total revenue	$907,208	$861,390	$741,420	5%	16%

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

2018 Compared to 2017. Total revenue increased $45.8 million in 2018 as compared to 2017 while bookings increased $115.7 million in 2018 as compared to 2017. Average DAUs increased from 21 million in 2017 to 23 million in 2018, ABPU increased from $0.111 in 2017 to $0.114 in 2018 and average MUPs decreased from 1.2 million in 2017 to 1.1 million in 2018.

Mobile online game revenue increased $25.8 million in 2018 compared to the prior year, while web online game revenue decreased $20.5 million over the same period, resulting in a net online game revenue increase of $5.3 million.

The increase in mobile online game revenue of $25.8 million was primarily attributable to increases in mobile revenue from our casual card games and Merge Dragons! in the amounts of $33.5 million and $21.7 million, respectively, as these games were acquired in December 2017 and May 2018, respectively. These increases were offset by a decrease in mobile online game revenue from our older mobile games, namely Black Diamond Slots, Empires and Allies 2, FarmVille: Tropic Escape, Dawn of Titans, The Wizard of Oz: Magic Match, and Willy Wonka and the Chocolate Factory Slots in the amounts of $8.5 million, $5.5 million, $5.3 million, $5.0 million, $4.2 million, and $3.9 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net increase of $3.0 million in mobile online game revenue. The decrease in web online game revenue of $20.5 million was primarily attributable to decreases in revenue from FarmVille 2 and Zynga Poker in the amounts of $16.0 million and $6.0 million, respectively, generally due to the overall decline in bookings and audience metrics in these games. This decrease was offset by an increase in revenue from Hit It Rich! Slots in the amount of $2.1 million as a result of strong bookings performance in this game. All other web games accounted for the remaining decrease of $0.6 million in web online game revenue.

During the year ended December 31, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation, which did not impact our reported earnings per share. Further, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

During the year ended December 31, 2017, we recognized $1.3 million of online game revenue and income from operations from changes in our estimated average playing period of payers, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. This change in estimates did not impact our reported earnings per share. Further, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods for the year ended December 31, 2017.

In the year ended December 31, 2018, Zynga Poker (mobile and web), CSR Racing 2 (mobile) and Hit It Rich! Slots (mobile and web) were our top online revenue-generating games and comprised 21%, 14% and 10%, respectively, of our online game revenue for the period. In the year ended December 31, 2017, Zynga Poker (mobile and web) and CSR Racing 2 (mobile) were our top revenue-generating games and comprised 22% and 14%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 43% and 44% of online game revenue in the years ended December 31, 2018 and 2017, respectively. Durable virtual items accounted for 57% and 56% of online game revenue in the years ended December 31, 2018 and 2017, respectively. The estimated weighted average life of durable virtual items was nine months for the year ended December 31, 2018 compared to eight months in the same period of the prior year.

Mobile advertising revenue increased $50.2 million in 2018 compared to the prior year, while web advertising revenue decreased $6.0 million and other revenue decreased $3.7 million over the same period, resulting in a net advertising and other revenue increase of $40.5 million.

The increase in mobile advertising revenue of $50.2 million was primarily due to an increase in mobile in-game display ads of $34.3 million, primarily driven by ad inventory optimizations in our Words with Friends games, mobile in-game display ad revenue from our casual card games acquired in December 2017 and the acquisition of Gram Games in May 2018, as well as a higher average price per advertising unit due to a shift in our product mixture. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement ads, and mobile other revenue of $15.4 million due to strategic brand engagement partnerships and an increase of $0.7 million in mobile in-game sponsorships. The increases in mobile advertising revenue were partially offset by a decrease of $0.2 million in mobile licensing revenue. The decrease in web advertising revenue of $6.0 million was primarily due to a decrease in web in-game display ads, consistent with the continual decline of our web games. The decrease in other revenue of $3.7 million was primarily due to the termination of third party licensing agreements through our NaturalMotion subsidiary as well as a decrease in other licensing revenue.

International revenue as a percentage of total revenue was 35% and 34%, respectively, for the years ended December 31, 2018 and 2017.

2017 Compared to 2016. Total revenue increased $120.0 million in 2017 as compared to 2016, while bookings increased $99.3 million in 2017 as compared to 2016. Average DAUs increased from 19 million in 2016 to 21 million in 2017, ABPU was flat at $0.111 in 2016 and 2017 and average MUPs increased from 1.1 million in 2016 to 1.2 million in 2017.

Mobile online game revenue increased $150.7 million in 2018 as compared to the prior year, while web online game revenue decreased $32.4 million over the same period, resulting in a net online game revenue increase of $118.3 million.

The increase in mobile online game revenue of $150.7 million was primarily attributable to an increase in revenue from CSR Racing 2, Zynga Poker, The Wizard of Oz: Magic Match, Dawn of Titans and FarmVille: Tropic Escape in the amounts of $72.7 million, $47.2 million, $35.1 million, $31.2 million and $22.3 million, respectively. The increase in Zynga Poker was due to growth in bookings and audience metrics in this game, while mobile online game revenue increased for The Wizard of Oz: Magic Match, CSR Racing 2, FarmVille: Tropic Escape and Dawn of Titans as these games were launched in May 2016, June 2016, August 2016 and December 2016, respectively. These increases were offset by a decrease in mobile online game revenue from Empires and Allies 2, Wizard of Oz Slots, FarmVille 2: Country Escape and FarmVille: Harvest Swap in the amounts of $29.2 million, $11.7 million, 9.4 million and 8.2 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net increase of $0.7 million. The decrease in web online game revenue of $32.4 million was primarily attributable to a decrease in revenue from FarmVille 2, Zynga Poker and Hit It Rich! Slots in the amounts of $15.3 million, $6.2 million and $3.9 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other web games accounted for the remaining decrease of $7.0 million.

During the year ended December 31, 2017, we recognized $1.3 million of online game revenue and income from operations from changes in our estimated average playing period of payers, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. This change in estimates did not impact our reported earnings per share. Further, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods for the year ended December 31, 2017.

During the year ended December 31, 2016, changes in our estimated average playing period of payers resulted in a decrease in online game revenue and income from operations of $0.1 million. Further, we recognized $4.0 million of online game revenue and income from operations from games that had been discontinued as there is no further service obligation. These changes in estimates did not impact our reported earnings per share for the year ended December 31, 2016.

In the year ended December 31, 2017, Zynga Poker (mobile and web) and CSR Racing 2 (mobile) were our top revenue-generating games and comprised 22% and 14%, respectively, of our online game revenue for the period. In the year ended December 31, 2016, Zynga Poker (mobile and web), Wizard of Oz Slots (mobile and web), Hit It Rich! Slots (mobile and web) and FarmVille 2 (web) were our top online game revenue-generating games and comprised 19%, 13%, 12% and 11%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 44% and 48% of online game revenue in 2017 and 2016, respectively. Durable virtual items accounted for 56% and 52% 2017 and 2016, respectively. The estimated weighted average life of durable virtual items was eight months in 2017 compared to nine months in 2016.

Mobile advertising revenue increased $14.4 million and other revenue increased $2.9 million in 2018 compared to the prior year,  while web advertising revenue decreased $15.6 million over the same period, resulting in a net advertising and other increase of $1.7 million.

The increase in mobile advertising revenue of $14.4 million was primarily due to an increase in mobile in-game display ads of $14.9 million, primarily driven by a one-time benefit from an advertising network deal in the fourth quarter of 2017 for Words With Friends. The increase in mobile advertising revenue was further supplemented an increase in mobile advertising revenue from the card games acquired during the first quarter of 2017. The increase in other revenue of $2.9 million was primarily due to an increase in licensing revenue. The decrease in web advertising revenue of $15.6 million was primarily due to a decrease in web in-game display ads of $15.0 million and a decrease in web in-game offers, engagement ads, and other revenue of $0.6 million, which are both consistent with the continual decline in our web games.

International revenue as a percentage of total revenue was 34% and 32% in 2017 and 2016, respectively.

Cost of revenue

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Cost of revenue	$304,658	$258,971	$238,546	18%	9%

2018 Compared to 2017. Cost of revenue increased $45.7 million in 2018 as compared to 2017. The increase was primarily attributable to a $27.6 million increase in payment processing fees from bookings generated from mobile payment processors and $15.2 million increase in intangible asset amortization driven by our acquisitions in December 2017 and May 2018.

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

Research and development

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Research and development	$270,323	$256,012	$320,300	6%	(20)%

2018 Compared to 2017. Research and development expenses increased $14.3 million in 2018 as compared to 2017. The increase was primarily attributable to a $5.5 million increase in the fair value of the contingent consideration liability related to our Gram Games acquisition, $3.4 million increase in consulting expenses and $3.3 million increase in headcount-related expenses.

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

Sales and marketing

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Sales and marketing	$226,524	$212,030	$183,637	7%	15%

2018 Compared to 2017. Sales and marketing expenses increased $14.5 million in 2018 as compared to 2017. The increase was primarily attributable to a $10.5 million increase in player acquisition costs, mainly for Merge Dragons!, which was acquired in May 2018, and Wonka’s World of Candy, which was launched in November 2018, $3.9 million increase in headcount-related expenses and $1.2 million increase in stock-based compensation expense. We anticipate that sales and marketing will continue to increase in 2019 due to a full year of player acquisition costs related to Merge Dragons!, Empires & Puzzles and Wonka’s World of Candy, and other new game releases planned for 2019.

2017 Compared to 2016. Sales and marketing expenses increased $28.4 million in 2017 as compared to 2016. The increase was primarily attributable to a $14.7 million increase in player acquisition costs for Zynga Poker, CSR Racing 2 and Solitaire, $6.8 million increase in headcount-related expenses and $4.6 million increase in other marketing costs, primarily related to the launch of Words With Friends 2 in 2017.

General and administrative

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
General and administrative	$98,941	$108,653	$92,509	(9)%	17%

2018 Compared to 2017. General and administrative expenses decreased $9.7 million in 2018 as compared to 2017. The decrease was primarily attributable to an $11.9 million settlement in the prior year for the Zindagi legal matter and $7.7 million decrease in legal costs. These decreases were partially offset by a $3.0 million increase in headcount-related expenses, a $2.8 million increase in stock-based compensation expense and $2.8 million increase in overhead costs from changes in headcount.

2017 Compared to 2016. General and administrative expenses increased $16.1 million in 2017 as compared to 2016. The increase was primarily attributable to an $11.9 million settlement of the Zindagi legal matter, $9.1 million increase in legal costs primarily from ongoing legal matters and $2.7 million increase in acquisition related costs, primarily related to the Harpan and Peak casual card game division acquisitions, offset by a $4.5 million reduction in headcount-related expenses.

Impairment of intangible assets

In the third quarter of 2016, we recorded $20.7 million of impairment on intangible assets. Our updated financial forecast as of September 30, 2016, indicated a reduction of future undiscounted cash flows for certain games associated with developed technology previously acquired from Rising Tide and Zindagi. As a result, we performed an impairment analysis and determined the estimated fair values of Rising Tide’s and Zindagi’s intangible assets to be $18.2 million and $2.5 million lower, respectively, than their carrying values as of September 30, 2016. There were no impairment charges recorded during 2018 or 2017.

Interest income

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Interest income	$6,549	$5,309	$3,057	23%	74%

2018 Compared to 2017. Interest income increased $1.2 million in 2018 as compared to 2017. The increase was primarily attributable to a higher rate of return driven by an increase in market interest rates and a full period of being invested in short-term investments during 2018.

2017 Compared to 2016. Interest income increased $2.3 million in 2017 as compared to 2016. The increase was primarily attributable to the mix of investments during 2017, driven by our investment in short-term securities during the third and fourth quarters of 2017.

Other income (expense), net

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Other income (expense), net	$13,152	$6,550	$6,461	101%	1%

2018 Compared to 2017. Other income, net increased $6.6 million in 2018 as compared to 2017. The increase was primarily attributable to an increase in net rental income, driven by a significant lease for which rental income began to be recognized in September 2017.

2017 Compared to 2016. Other income, net increased $0.1 million in 2017 as compared to 2016.

Provision for (benefit from) income taxes

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Provision for (benefit from) income taxes	$11,006	$10,944	$3,442	1%	218%

2018 Compared to 2017. The provision for income taxes increased less than $0.1 million in 2018 as compared to 2017.  The increase was due to the benefit recognized in 2017 from enactment of the 2017 Tax Act, tax expense recognized during the fourth quarter of 2018 related to the BEAT provisions of the 2017 Tax Act and an increase from the changes in our jurisdictional mix of earnings, offset by the benefit generated from the post-acquisition statutory operating losses from Gram Games.

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

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters ended December 31, 2018. We also present other financial and operations data and a reconciliation of revenue to bookings for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Online game(1)	$176,928	$167,716	$164,680	$161,553	$173,114	$175,253	$163,745	$153,481
Advertising and other(1)	71,760	65,527	52,365	46,679	60,166	49,342	45,486	40,803
Total revenue(1)	248,688	233,243	217,045	208,232	233,280	224,595	209,231	194,284
Costs and expenses:
Cost of revenue	82,842	78,592	74,182	69,042	64,015	65,907	64,172	64,877
Research and development	70,983	71,124	67,391	60,825	61,229	60,966	64,615	69,202
Sales and marketing	67,178	55,613	52,878	50,855	60,265	53,944	51,201	46,620
General and administrative	26,964	23,144	25,580	23,253	38,711	23,826	23,551	22,565
Total costs and expenses	247,967	228,473	220,031	203,975	224,220	204,643	203,539	203,264
Income (loss) from operations	721	4,770	(2,986)	4,257	9,060	19,952	5,692	(8,980)
Net income (loss)	$559	$10,200	$(911)	$5,609	$12,929	$18,091	$5,093	$(9,474)
Net income (loss) per share - basic	$0.00	$0.01	$(0.00)	$0.01	$0.01	$0.02	$0.01	$(0.01)
Net income (loss) per share - diluted	$0.00	$0.01	$(0.00)	$0.01	$0.01	$0.02	$0.01	$(0.01)

(1)	2017 revenue amounts have not been retrospectively adjusted to reflect the adoption of ASC 606.

	For the Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(dollars in thousands)
Other Non-GAAP Financial and Operational Data:
Bookings	$267,266	$248,875	$233,929	$219,472	$223,786	$213,487	$209,178	$207,358

	For the Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in thousands)
Reconciliation of Revenue to Bookings:
Revenue(1)	$248,688	$233,243	$217,045	$208,232	$233,280	$224,595	$209,231	$194,284
Change in deferred revenue(1)	18,578	15,632	16,884	11,240	(9,494)	(11,108)	(53)	13,074
Bookings	$267,266	$248,875	$233,929	$219,472	$223,786	$213,487	$209,178	$207,358

(1)	2017 revenue and change in deferred revenue amounts have not been retrospectively adjusted to reflect the adoption of ASC 606.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(11,469)	$(9,971)	$(10,313)
Depreciation and amortization	42,057	30,294	41,770
Cash flows provided by (used in) operating activities	168,240	94,375	60,030
Cash flows provided by (used in) investing activities	18,981	(431,281)	207,028
Cash flows provided by (used in) financing activities	(8,308)	(123,078)	(145,212)

Our principal liquidity requirements are our lease, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, share repurchase activity or future growth through acquisitions, thus we may seek additional financing in the future. As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents of $545.0 million and $372.9 million, respectively, which generally consisted of cash, money market funds and corporate debt securities. In 2018 and 2017, we made capital expenditures of $11.5 million and $10.0 million, respectively, which included hardware and software to support business operations, as well as building improvements to our San Francisco headquarters.

Credit Facility and Covenant Discussion

In December 2018, the Company entered into a credit agreement (“the Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (“the Credit Facility”) in an aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets, excluding the Company’s San Francisco corporate headquarters. The Credit Facility will reduce to $150.0 million upon the earlier of (i) a sale of the Company’s corporate headquarters or (ii) the first anniversary of the closing date, unless, within 90 days after such anniversary, the Company mortgages its corporate headquarters as collateral to secure the Credit Facility. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

At the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (“the Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio (“LIBOR Loan”).  The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a

1-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

On December 28, 2018, the Company drew against the Credit Facility for a $100.0 million LIBOR Loan, with a three-month interest period at an interest rate of 4.31%. The Company has an additional $100.0 million of borrowing capacity remaining under the Credit Facility as of December 31, 2018.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of December 31, 2018. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement, attached as an exhibit to this report):

•

Consolidated Interest Coverage Ratio: Commencing as of the quarter ended March 31, 2019, the Company is obligated to maintain a consolidated interest coverage ratio of at least 4.00 to 1.00 as of the end of each fiscal quarter. The consolidated interest coverage ratio is measured by dividing (a) our consolidated EBITDA for the applicable measurement period by (b) the cash portion of our consolidated interest charges for the applicable measurement period.

•

Consolidated Leverage Ratio: Commencing as of the quarter ended March 31, 2019, the Company is obligated to maintain a consolidated leverage ratio of at least 2.50 to 1.00 as of the end of each fiscal quarter. The consolidated leverage ratio is measured by dividing (a) our consolidated funded indebtedness as of the relevant fiscal quarter end by (b) our consolidated EBITDA for the applicable measurement period.

•	Liquidity Covenant: Throughout the term of the Credit Facility, the Company is obligated to maintain liquidity of no less than $200.0 million.

Share Repurchases

In November 2016, we authorized the 2016 Share Repurchase Program. During 2016, we repurchased 12.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.76 per share for a total of $34.2 million.  During 2017, we repurchased 36.3 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During 2018, we repurchased 18.2 million shares of our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $3.59 per share for a total of $65.4 million, completing the 2016 Share Repurchase Program.

In April 2018, a new share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock. During 2018, we repurchased 7.1 million shares of our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million.

Operating Activities

2018 Compared to 2017. After our net income of $15.5 million is adjusted to exclude certain non-cash items, operating activities provided $168.2 million of cash, cash equivalents and restricted cash during 2018. Significant non-cash, cash equivalent or restricted cash items included stock-based compensation expense of $68.2 million and depreciation and amortization of $42.1 million. Stock-based compensation expense increased $3.7 million from 2017 to 2018 primarily due to our acquisition of Gram Games in May 2018. Depreciation and amortization increased by $11.8 million primarily due to an increase in intangible asset amortization from our acquisitions in December 2017 and May 2018. The change in our operating assets and liabilities during 2018 resulted in a $49.8 million inflow of cash, cash equivalents and restricted cash primarily due to changes in deferred revenue and accounts receivable, net, of $62.3 million and $22.6 million, respectively. The cash, cash equivalents and restricted cash inflow from the change in deferred revenue was primarily attributable to strong bookings performance, which was supplemented by our Gram Games acquisition in May 2018, while the inflow from accounts receivable was partially due to the accounts receivable, net acquired as part of the Gram Games acquisition, as well the as the timing of cash receipts. The inflow of cash, cash equivalents and restricted cash were partially offset by outflows from prepaid and other assets, other liabilities, income tax payable and accounts payable of $18.4 million, $13.8 million, $2.1 million and $0.8 million, respectively. The cash, cash equivalents and restricted cash outflow from the change in prepaid and other assets was primarily driven by minimum guarantee payments on several licenses, while the outflow from the change in other liabilities was primarily driven by the settlement payment related to the Zindagi legal matter made in the first quarter of 2018.

2017 Compared to 2016. After our net income of $26.6 million is adjusted to exclude certain non-cash items, operating activities provided $94.4 million of cash, cash equivalents and restricted cash during 2017. Significant non-cash, cash equivalent and restricted cash items included stock-based compensation expense of $64.5 million and depreciation and amortization of $30.3 million. Stock-based compensation expense decreased $42.9 million from 2016 to 2017 primarily due to higher stock-based compensation expense in 2016 related to non-recurring restricted stock units (“ZSUs”) expense associated with the NaturalMotion acquisition, further supplemented by declines in grant activity in 2017. Depreciation and amortization decreased by $11.5 million primarily due to lower amortization expense from fully amortized intangibles, as well as the one-time impairment taken in 2016 related to intangibles acquired as part of the Rising Tide acquisition. The change in our operating assets and liabilities during 2017 resulted in a $30.0 million outflow of cash, cash equivalents and restricted cash primarily due to changes in accounts receivable, net, other assets and deferred revenue of $26.4 million, $8.1 million and $7.6 million, respectively, offset by changes in other liabilities of $11.0 million. The increase in accounts receivable, net was primarily driven by a change in timing of fiscal year ends of one of our largest payment processors, resulting in two months of accounts receivable due at December 31, 2017 compared to only one month at December 31, 2016.

Investing Activities

2018 Compared to 2017. Investing activities resulted in a cash, cash equivalents and restricted cash inflow of $19.0 million during 2018. The primary inflow of cash, cash equivalents and restricted cash associated with investing activities was the net sales and maturities of $275.1 million of short-term investments during 2018, while during 2017, we had net purchases of $308.6 million of short-term investments. This increase was offset by an outflow of cash, cash equivalents and restricted cash of $222.4 million for the 2018 acquisition of Gram Games, further supplemented by the release of escrow of $22.8 million related to previous acquisitions, whereas during 2017, the acquisitions of Harpan and the casual card games division of Peak Games resulted in a cash, cash equivalents and restricted cash outflow of $101.2 million. The Company expects to continue to seek acquisition opportunities in the future.

Finally, capital expenditures resulted in a cash, cash equivalents and restricted cash outflow of $11.5 million in 2018, which was in line with the outflow of $10.0 million in the prior year. We expect capital expenditures of approximately $28.0 to $33.0 million in 2019.

2017 Compared to 2016. Investing activities resulted in a cash, cash equivalents and restricted cash outflow of $431.3 million during 2017. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was a net purchase of $308.6 million of short-term investments during 2017, while no purchases of short-term investments were made in the prior year. Additionally, net cash, cash equivalent and restricted cash outflows of $101.2 million were used for the 2017 acquisitions of Harpan and the casual card games division of Peak Games, versus a net outflow of $29.7 million for the 2016 acquisitions of Zindagi and PuzzleSocial. Finally, capital expenditures resulted in cash, cash equivalents and restricted cash outflows of $10.0 million in 2017, which were in line with cash outflows of $10.3 million in 2016.

Financing Activities

2018 Compared to 2017. Financing activities resulted in a cash, cash equivalents and restricted cash outflow of $8.3 million during 2018. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities was from $91.6 million of repurchases of Class A common stock during 2018, whereas during 2017, repurchases of Class A common stock resulted in an outflow of $105.0 million. Further, the Company paid $25.8 million on taxes on behalf of employees related to the net settlement of equity awards in 2018, versus $21.7 million in the prior year. These outflows of cash, cash equivalents and restricted cash in 2018 were offset by $99.1 million of net proceeds associated with the opening of, and draw against, our Credit Facility.

2017 Compared to 2016. Financing activities resulted in a cash, cash equivalents and restricted cash outflow of $123.1 million during 2017. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities was from $105.0 million of repurchases of Class A common stock in 2017, whereas during 2016, repurchases of Class A common stock resulted in an outflow of $142.6 million. Additionally, the Company paid $21.7 million on taxes on behalf of employees related to the net settlement of equity awards in 2017, versus $3.4 million in 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2018, 2017 and 2016.

Contractual Obligations (1)

	Lease	Licensor and Marketing	Other	Total
	(in thousands)
2019	$8,974	$16,356	$23,304	$48,634
2020	8,782	42,369	19,331	70,482
2021	7,384	—	8,861	16,245
2022	3,611	—	—	3,611
2023	2,215	—	—	2,215
Thereafter	185	—	—	185
Total	$31,151	$58,725	$51,496	$141,372

(1)

The amounts represented in the table reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which they will be expensed in the Company’s consolidated statement of operations.

Lease Commitments

Our lease commitments primarily consist of operating leases for our office facilities. We do not have any capital lease obligations, and all of our property and equipment has been purchased with cash.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marketing commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $10.1 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Tenant Improvement Obligations

Excluded from the contractual obligations table above are $57.5 million of lease incentive obligations for tenant improvements associated with our San Francisco corporate headquarters. Of this amount, the Company has a current lease incentive obligation of $24.9 million related to tenant improvements, which is reflected in other current liabilities in our consolidated balance sheet as of December 31, 2018. The remaining lease incentive commitments for tenant improvements of $32.6 million are not reflected in our consolidated balance sheet as of December 31, 2018, as our obligation occurs once the tenant is provided access to the leased space.

Contingent Consideration Liability

Under the original terms of the acquisition agreements with PuzzleSocial, the maximum amount of additional consideration that could be earned by the sellers and payable by us is $42.0 million. The amounts payable were contingent upon the achievement of certain December 31, 2018 performance targets after the date of acquisition. As of December 31, 2018, the performance targets were not met.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. At acquisition, the estimated fair value of the contingent consideration obligation was $43.5 million. However, as of December 31, 2018, the estimated fair value of the contingent consideration obligation increased to $49.0 million, primarily due to the increased probability of achievement and stronger than expected performance, resulting in $5.5 million of expense recognized within research and development expense in our consolidated statement of operations for the year ended December 31, 2018.

Guarantees

During the third quarter of 2018, we executed an assignment of the Oxford office lease associated with our fourth quarter 2017 restructuring plan. The original lease term ends in November 2022, with a lessee option to early terminate in November 2019. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent to be used by the landlord in the event of the assignee’s non-performance.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $2.3 million as of December 31, 2018. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of December 31, 2018, the fair value of this guarantee is not material.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report on form 10-K. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations
•	Licenses and royalties

Revenue Recognition

The revenue recognition accounting policy described below relates to revenue transactions from January 1, 2018 and onward, which are accounted for in accordance with Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers

We primarily derive revenue from the sale of virtual items associated with our online games and the sale of advertising.

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

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue. As a result, in connection with new game launches, acquisitions of new games from third parties or during periods of increased bookings, the deferred revenue balance specific to such games will increase, sometimes significantly.

For revenue earned through mobile platforms, the transaction price is equal to the gross amount we request to be charged to our player because we are the principal in the transaction. The related platform and payment processing fees are recorded as cost of revenue in the period incurred.

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

•

Consumable virtual items represent items that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately (e.g. chips in Zynga Poker). For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

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

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions not placed directly with the advertiser, the contractually agreed upon price per advertising unit is generally based on our revenue share stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

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

The revenue recognition accounting policy described below relates to revenue transactions prior to January 1, 2018, which are accounted for in accordance with Accounting Standards Codification Topic 605 – Revenue Recognition.

We primarily derive revenue from the sale of virtual items associated with our online games and the sale of advertising.

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Advance payments from customers for virtual items that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

For revenue earned through mobile platforms, we recognize online game revenue based on the gross amount paid by the player because we are the principal in the transaction. The related platform and payment processing fees are recorded as cost of revenue in the period incurred.

For revenue earned on our web based games through Facebook, our players utilize Facebook’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on the Facebook platform, Facebook remits to us 70% of the price we request to be charged to the player for each transaction. We recognize revenue net of the amounts retained by Facebook because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally, we do not receive information from Facebook indicating the amount of such discounts or incentives or the actual amount paid by our players. Accordingly, we are unable to determine the gross amount paid by our players on the Facebook platform.

We recognize revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the player; the collection of our fees is reasonably assured; and the amount of fees to be paid by the player is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual items within the online game over their estimated life or until they are consumed. Accordingly, we categorize our virtual items as either consumable or durable. Consumable virtual items represent items that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual items, we recognize revenue as the items are consumed, which approximates one month. Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game, which represents our best estimate of the average life of the durable virtual item. If we do not have the ability to differentiate between revenue attributable to consumable virtual items from durable virtual items for a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game.

We have had sufficient data to separately account for consumable and durable virtual items for substantially all of our web games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual items and therefore recognize revenue ratably over the estimated average playing period of payers.

We expect that in future periods there will be changes in the mix of durable and consumable virtual items offered and sold, reduced virtual item sales in some existing games, changes in estimates of the average playing period of payers and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from durable virtual items or the estimated average playing period of payers increases on average, the amount of revenue that we recognize in a current or future period may be reduced, perhaps significantly. Conversely, if the estimated average playing period of payers decreases on average, the amount of revenue that we recognize in a current or future period may be accelerated, perhaps significantly.

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

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers for advertisements within our games. We generally report our advertising revenue net of amounts retained by advertising networks, agencies, and brokers because we are not the principal for the advertisement transaction. However, certain advertisement placements that are directly between us and the end advertiser are recognized gross equal to the price paid to the Company by the end advertiser since we are the principal in the direct advertising arrangement.

We recognize advertising revenue for engagement advertisements and offers, mobile advertisements, branded virtual items and sponsorships and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists, the price is fixed or determinable, and collectability as reasonably assured. Price is determined to be fixed or determinable when there is a fixed price included a master contract, insertion order, or a third party statement of advertising activity. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed. Certain branded in-game sponsorships that involve virtual items are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. For these branded virtual items and sponsorships, we determine the delivery criteria has been met based on delivery reporting received from third parties.

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

Income Taxes

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws at the end of the reporting period; the effect of future changes in tax laws or rates are not anticipated (refer to the header “Tax Cuts and Jobs Act” earlier in MD&A for further discussion on the impact to the enacted tax laws in 2017). If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In evaluating the objective evidence that the results of recent operations provide, we generally consider the trailing three years of cumulative operating income (loss). The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income tax.

Business Combinations

In accounting for acquisitions through which a set of assets and activities are transferred to the Company, we perform an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If that test does not suggest that the set of assets and activities are not a business, we then perform a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test suggests that the acquired assets and activities constitute a business, we account for the transaction as a business combination.

For our business combinations, we allocate the purchase price of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. If actual results are lower than initial estimates, we could be required to record impairment charges in the future. Acquired intangible assets with definite lives are amortized over their estimated useful lives generally on a straight-line basis, unless evidence indicates a more appropriate method. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances indicate an impairment may exist.

Acquisition-related expenses are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period and the changes in the fair value, if any, is recorded within operating expenses in our consolidated statement of operations each reporting period.

Licenses and Royalties

We obtain licenses from third parties for use of their brands, properties and other licensed content in our games (e.g., Hit It Rich! Slots or vehicles in CSR2). Our licensing agreements typically include minimum guarantee royalty payments, which are due over the term of the agreement and are recoupable against future royalty obligations that would otherwise become payable. These advance payments are capitalized as prepaid royalties when paid and amortized once the licensed product is launched in our game. Amortization is recorded as cost of revenue and is calculated as (i) the contractual royalty rate based on actual net product sales as defined in the licensing agreement or (ii) the straight-line method over the remaining estimated useful life of the licensed product, whichever is greater.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

At December 31, 2018, our cash and cash equivalents and short-term investments consist of cash, money market funds, and corporate debt securities. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk. Our corporate debt securities may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.2 million as of December 31, 2018. Such losses would only be realized if we sold the investments prior to maturity.

With respect to our borrowings under the Credit Facility, changes in interest rates will impact interest expense on any future borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses incurred outside the U.S. and denominated in currencies other than the functional currency of the entities in which they are recorded. Accordingly, we are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar, Turkish Lira and Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), including remeasurement, of certain cash balances, trade accounts receivable, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the functional currency of the entity in which they are recorded, we believe such a change would not have a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zynga Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynga Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Zynga Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, CA

February 27, 2019

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$544,990	$372,870
Short-term investments	36,232	308,506
Accounts receivable, net of allowance of $0 at December 31, 2018 and December 31, 2017	91,630	103,677
Restricted cash	35,006	12,807
Prepaid expenses	26,914	24,253
Other current assets	12,505	8,837
Total current assets	747,277	830,950
Goodwill	934,187	730,464
Intangible assets, net	118,600	64,258
Property and equipment, net	266,557	266,589
Restricted cash	—	20,000
Prepaid expenses	30,774	23,821
Other non-current assets	49,308	43,251
Total assets	$2,146,703	$1,979,333
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,811	$18,938
Income tax payable	4,895	6,677
Deferred revenue	191,299	134,007
Debt	100,000	—
Other current liabilities	156,829	123,089
Total current liabilities	479,834	282,711
Deferred revenue	1,586	568
Deferred tax liabilities, net	16,087	5,902
Other non-current liabilities	52,586	48,912
Total liabilities	550,093	338,093
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid-in capital - authorized shares: 2,020,517; shares outstanding: 861,111 shares (Class A) as of December 31, 2018 and 870,660 (Class A, 783,376, Class B, 66,767 and Class C, 20,517) as of December 31, 2017	3,504,713	3,426,505
Accumulated other comprehensive income (loss)	(118,439)	(93,497)
Accumulated deficit	(1,789,664)	(1,691,768)
Total stockholders’ equity	1,596,610	1,641,240
Total liabilities and stockholders’ equity	$2,146,703	$1,979,333

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Online game	$670,877	$665,593	$547,291
Advertising and other	236,331	195,797	194,129
Total revenue	907,208	861,390	741,420
Costs and expenses:
Cost of revenue	304,658	258,971	238,546
Research and development	270,323	256,012	320,300
Sales and marketing	226,524	212,030	183,637
General and administrative	98,941	108,653	92,509
Impairment of intangible assets	—	—	20,677
Total costs and expenses	900,446	835,666	855,669
Income (loss) from operations	6,762	25,724	(114,249)
Interest income	6,549	5,309	3,057
Other income (expense), net	13,152	6,550	6,461
Income (loss) before income taxes	26,463	37,583	(104,731)
Provision for (benefit from) income taxes	11,006	10,944	3,442
Net income (loss)	$15,457	$26,639	$(108,173)

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.03	$(0.12)
Diluted	$0.02	$0.03	$(0.12)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	862,460	869,067	878,827
Diluted	889,584	897,165	878,827

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$15,457	$26,639	$(108,173)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(25,122)	35,352	(76,410)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	180	(155)	104
Other comprehensive income (loss), net of tax:	(24,942)	35,197	(76,306)
Comprehensive income (loss):	$(9,485)	$61,836	$(184,479)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
	Class A, B and C		Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2015	903,617	$6	$3,234,545	$(98,942)	$(52,388)	$(1,296,320)	$1,786,901
Exercise of stock options and ESPP	6,989	—	5,921	—	—	—	5,921
Vesting of ZSUs, net of tax withholdings	30,794	—	(2,582)	(841)	—	—	(3,423)
Stock-based compensation expense	—	—	111,824	—	—	—	111,824
Repurchases of common stock	(54,550)	—	—	(136,080)	—	—	(136,080)
Retirements of treasury stock	—	—	—	235,863	—	(235,863)	—
Net income (loss)	—	—	—	—	—	(108,173)	(108,173)
Other comprehensive income (loss)	—	—	—	—	(76,306)	—	(76,306)
Balances at December 31, 2016	886,850	$6	$3,349,708	$—	$(128,694)	$(1,640,356)	$1,580,664
Exercise of stock options and ESPP	5,365	—	8,769	—	—	—	8,769
Vesting of ZSUs, net of tax withholdings	14,768	—	(427)	(21,292)	—	—	(21,719)
Stock-based compensation expense	—	—	64,515	—	—	—	64,515
Repurchases of common stock	(36,323)	(1)	—	(101,035)	—	—	(101,036)
Retirements of treasury stock	—	—	—	122,327	—	(122,327)	—
Adoption of ASU 2016-09	—	—	3,935	—	—	44,276	48,211
Net income (loss)	—	—	—	—	—	26,639	26,639
Other comprehensive income (loss)	—	—	—	—	35,197	—	35,197
Balances at December 31, 2017	870,660	$5	$3,426,500	$—	$(93,497)	$(1,691,768)	$1,641,240
Exercise of stock options and ESPP	5,090	—	9,969	—	—	—	9,969
Vesting of ZSUs, net of tax withholdings	10,618	—	—	(25,807)	—	—	(25,807)
Stock-based compensation expense	—	—	68,239	—	—	—	68,239
Repurchases of common stock	(25,257)	—	—	(91,570)	—	—	(91,570)
Retirements of treasury stock	—	—	—	117,377	—	(117,377)	—
Adoption of ASU 2014-09	—	—	—	—	—	4,024	4,024
Net income (loss)	—	—	—	—	—	15,457	15,457
Other comprehensive income (loss)	—	—	—	—	(24,942)	—	(24,942)
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017 (As Adjusted)(1)	2016 (As Adjusted)(1)
Cash flows from operating activities:
Net income (loss)	$15,457	$26,639	$(108,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,057	30,294	41,770
Stock-based compensation expense	68,239	64,515	107,461
(Gain) loss from foreign currency, sales of investments, assets and other, net	263	(238)	26
(Accretion) and amortization on marketable debt securities, net	(2,730)	(636)	323
Noncash consideration received	(1,494)	—	—
Change in deferred income taxes and other	(3,366)	3,780	(1,988)
Impairment of intangible assets	—	—	20,677
Changes in operating assets and liabilities:
Accounts receivable, net	22,625	(26,417)	3,834
Other assets	(18,417)	(8,124)	(2,501)
Accounts payable	(810)	(3,666)	(3,613)
Deferred revenue	62,338	(7,581)	13,113
Income tax payable	(2,116)	4,788	1,889
Other liabilities	(13,806)	11,021	(12,788)
Net cash provided by (used in) operating activities	168,240	94,375	60,030
Cash flows from investing activities:
Purchases of short-term investments	(333,832)	(348,594)	—
Maturities of short-term investments	519,800	40,000	244,837
Sales of short-term investments	89,168	—	—
Acquisition of property and equipment	(11,469)	(9,971)	(10,313)
Proceeds from sale of property and equipment	33	273	3,209
Business acquisitions, net of cash acquired and restricted cash held in escrow	(222,440)	(101,201)	(29,705)
Release of restricted cash escrow from business combinations	(22,800)	(3,625)	(1,000)
Other investing activities, net	521	(8,163)	—
Net cash provided by (used in) investing activities	18,981	(431,281)	207,028
Cash flows from financing activities:
Proceeds from issuance of debt, net	99,100	—	—
Taxes paid related to net share settlement of stockholders' equity awards	(25,807)	(21,719)	(3,422)
Repurchases of common stock	(91,570)	(105,013)	(142,596)
Proceeds from issuance of common stock	9,969	8,769	5,921
Acquisition-related contingent consideration payment	—	(5,115)	(10,230)
Contingent consideration restricted cash held in escrow	—	—	5,115
Net cash provided by (used in) financing activities	(8,308)	(123,078)	(145,212)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,594)	3,945	(3,542)

Net change in cash, cash equivalents and restricted cash	174,319	(456,039)	118,304
Cash, cash equivalents and restricted cash, beginning of period	405,677	861,716	743,412
Cash, cash equivalents and restricted cash, end of period	$579,996	$405,677	$861,716

Supplemental cash flow information:
Income taxes paid	$16,111	$4,024	$1,033
Software acquired as noncash consideration	$1,494	$—	$—

(1)

Prior period amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. Refer to Note 1 – “Overview and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for further discussion on the adoption.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, stock-based compensation expense and the evaluation of recoverability of goodwill, intangible assets and long-lived assets. Actual results could differ materially from those estimates.

During the year ended December 31, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation, which did not impact our reported earnings per share. Further, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods for the year ended December 31, 2018.

During the year ended December 31, 2017, we recognized $1.3 million of online game revenue and income from operations from changes in our estimated average playing period of payers, which was the result of adjusting the remaining recognition period of deferred revenue generated in prior periods at the time of a change in estimate. This change in estimate did not impact our reported earnings per share. Further, there were no discontinued games that required adjusting the recognition period of deferred revenue generated in prior periods for the year ended December 31, 2017.

During the year ended December 31, 2016, changes in our estimated average playing period of payers resulted in a decrease in online game revenue and income from operations of $0.1 million. Further, we recognized $4.0 million of online game revenue and income from operations from games that had been discontinued. These changes in estimates did not impact our reported earnings per share.

Segments

We have one operating and reportable segment, which is at the consolidated company level. The Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of assessing performance and allocating resources.

Revenue Recognition

The revenue recognition accounting policy described below relates to revenue transactions from January 1, 2018 and onward, which are accounted for in accordance with Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers

We primarily derive revenue from the sale of virtual items associated with our online games and the sale of advertising.

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

For revenue earned through mobile platforms, the transaction price is equal to the gross amount we request to be charged to our player because we are the principal in the transaction. The related platform and payment processing fees are recorded as cost of revenue in the period incurred.

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

•

Consumable virtual items represent items that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately (e.g. chips in Zynga Poker). For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

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

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions not placed directly with the advertiser, the contractually agreed upon price per advertising unit is generally based on our revenue share stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

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

The revenue recognition accounting policy described below relates to revenue transactions prior to January 1, 2018, which are accounted for in accordance with Accounting Standards Codification Topic 605 – Revenue Recognition.

We primarily derive revenue from the sale of virtual items associated with our online games and the sale of advertising.

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Advance payments from customers for virtual items that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

For revenue earned through mobile platforms, we recognize online game revenue based on the gross amount paid by the player because we are the principal in the transaction. The related platform and payment processing fees are recorded as cost of revenue in the period incurred.

For revenue earned on our web based games through Facebook, our players utilize Facebook’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on the Facebook platform, Facebook remits to us 70% of the price we request to be charged to the player for each transaction. We recognize revenue net of the amounts retained by Facebook because Facebook may choose to alter our recommended price, for example by offering a discount or other incentives to players playing on their platform. Additionally, we do not receive information from Facebook indicating the amount of such discounts or incentives or the actual amount paid by our players. Accordingly, we are unable to determine the gross amount paid by our players on the Facebook platform.

We recognize revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the player; the collection of our fees is reasonably assured; and the amount of fees to be paid by the player is fixed or determinable. For purposes of determining when the service has been provided to the player, we have determined that an implied obligation exists to the paying player to continue displaying the purchased virtual items within the online game over their estimated life or until they are consumed. Accordingly, we categorize our virtual items as either consumable or durable. Consumable virtual items represent items that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately. For the sale of consumable virtual items, we recognize revenue as the items are consumed, which approximates one month. Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game, which represents our best estimate of the average life of the durable virtual item. If we do not have the ability to differentiate between revenue attributable to consumable virtual items from durable virtual items for a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game.

We have had sufficient data to separately account for consumable and durable virtual items for substantially all of our web games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual items and therefore recognize revenue ratably over the estimated average playing period of payers.

We expect that in future periods there will be changes in the mix of durable and consumable virtual items offered and sold, reduced virtual item sales in some existing games, changes in estimates of the average playing period of payers and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from durable virtual items or the estimated average playing period of payers increases on average, the amount of revenue that we recognize in a current or future period may be reduced, perhaps significantly. Conversely, if the estimated average playing period of payers decreases on average, the amount of revenue that we recognize in a current or future period may be accelerated, perhaps significantly.

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

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers for advertisements within our games. We generally report our advertising revenue net of amounts retained by advertising networks, agencies, and brokers because we are not the principal for the advertisement transaction. However, certain advertisement placements that are directly between us and the end advertiser are recognized gross equal to the price paid to the Company by the end advertiser since we are the principal in the direct advertising arrangement.

We recognize advertising revenue for engagement advertisements and offers, mobile advertisements, branded virtual items and sponsorships and other advertisements as advertisements are delivered to customers as long as evidence of the arrangement exists, the price is fixed or determinable, and collectability as reasonably assured. Price is determined to be fixed or determinable when there is a fixed price included a master contract, insertion order, or a third party statement of advertising activity. For engagement advertisements and offers, mobile advertisements, and other advertisements, delivery occurs when the advertisement has been displayed or the offer has been completed by the customer, as evidenced by third party verification reports supporting the number of advertisements displayed or offers completed. Certain branded in-game sponsorships that involve virtual items are deferred and recognized over the estimated life of the branded virtual good or as consumed, similar to online game revenue. For these branded virtual items and sponsorships, we determine the delivery criteria has been met based on delivery reporting received from third parties.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds and corporate debt with maturities of 90 days or less from the date of purchase.

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

Property and Equipment, Net

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.

The estimated useful lives of property and equipment are as follows:

Property and Equipment	Useful Life
Computer equipment	3 years
Software	2 to 3 years
Building and building improvements	7 to 39 years
Furniture and fixtures	2 years
Leasehold improvements	Shorter of useful life (generally up to 7 years) or remaining lease term

Business Combinations

In accounting for acquisitions through which a set of assets and activities are transferred to the Company, we perform an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If that test does not suggest that the set of assets and activities are not a business, we then perform a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test suggests that the acquired assets and activities constitute a business, we account for the transaction as a business combination.

For our business combinations, we allocate the purchase price of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. If actual results are lower than initial estimates, we could be required to record impairment charges in the future. Acquired intangible assets with definite lives are amortized over their estimated useful lives generally on a straight-line basis, unless evidence indicates a more appropriate method. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances indicate an impairment may exist.

Acquisition-related expenses are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period and the changes in the fair value, if any, is recorded within operating expenses in our consolidated statement of operations each reporting period.

Software Development Costs

We review internal use software development costs associated with new games or updates to existing games on a quarterly basis to determine if the costs qualify for capitalization. Our studio teams follow an agile development process, whereas the preliminary project stage remains ongoing until just prior to worldwide launch, at which time final feature selection occurs. As such, the development costs are expensed as incurred to research and development in our consolidated statement of operations. We did not capitalize any software development costs in 2018, 2017 or 2016.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist.

When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation of whether goodwill is impaired by comparing the fair value of our single reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, then we record the amount by which the carrying value exceeds its fair value, if any, as impairment to goodwill. For our annual goodwill impairment analysis performed in the fourth quarter of 2018, our estimates of fair value were based on the market approach, which estimated the fair value of our reporting unit based on the Company’s market capitalization at the annual testing date. The result of the quantitative evaluation indicated that the estimated fair value of the reporting unit exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

At least annually, we test recoverability of indefinite-lived intangible assets using a qualitative approach that considers whether it is more likely than not that the fair value of the intangible asset exceeds its carrying value. If qualitative factors indicate that it is more likely than not that the indefinite-lived intangible asset is impaired, a quantitative analysis is performed and the amount of any impairment loss recorded, if any, is measured as the difference between the carrying value and the fair value of the impaired intangible asset. We concluded that indefinite-lived intangible assets were not impaired as of December 31, 2018.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts, we may be required to record future impairment charges for acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet. In the third quarter of 2016, we recorded an $18.2 million and $2.5 million impairment charge associated with developed technology previously acquired from Rising Tide and Zindagi, respectively. There were no impairment charges recorded during 2018 or 2017.

Licenses and Royalties

We obtain licenses from third parties for use of their brands, properties and other licensed content in our games (e.g., Hit It Rich! Slots or vehicles in CSR2). Our licensing agreements typically include minimum guarantee royalty payments, which are due over the term of the agreement and are recoupable against future royalty obligations that would otherwise become payable. These advance payments are capitalized as prepaid royalties when paid and amortized once the licensed product is launched in our game. Amortization is recorded as cost of revenue and is calculated as (i) the contractual royalty rate based on actual net product sales as defined in the licensing agreement or (ii) the straight-line method over the remaining estimated useful life of the licensed product, whichever is greater.

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

Stock-Based Compensation Expense

We recognize stock-based compensation expense for restricted stock units (“ZSUs”) based on grant date fair value on a straight-line basis over the requisite service period for the entire award. For certain performance based ZSUs, we recognize the stock-based compensation expense based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award.

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

Income Taxes

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws at the end of the reporting period; the effect of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In evaluating the objective evidence that the results of recent operations provide, we generally consider the trailing three years of cumulative operating income (loss). The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income tax.

Refer to Note 8 — “Income Taxes” below for discussion on the impact of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”).

Foreign Currency Transactions

Generally, the functional currency of our international subsidiaries is the U.S. dollar or the local currency that the international subsidiary operates in. We translate the financial statements of these subsidiaries to U.S. dollars using the prevailing balance sheet date exchange rate for assets and liabilities, and average exchange rates during the period for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. We reflect foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income (expense), net.

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

Accounts receivable and lease receivables are unsecured and represent amounts due to us based on contractual obligations where an executed contract or click-through agreement exists. In cases where we are aware of circumstances that may impair a specific customer or tenant’s ability to meet its financial obligations, we record a specific allowance as a reduction to the accounts or lease receivable balance to reduce the receivable to its net realizable value.

Google, Apple and Facebook are significant distribution, marketing, promotion and payment platforms for our games. A significant portion of our 2018, 2017 and 2016 revenue was generated from players who accessed our games through these platforms or were served advertisements in our games on behalf of advertisers. As of December 31, 2018 and December 31, 2017, 27% and 19% of our accounts receivable, net, respectively, were amounts owed to us by Google, 26% and 34% of our accounts receivable, net, respectively, were amounts owed to us by Apple and 15% and 10% of our accounts receivable, net, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for advertising are expensed as incurred. Advertising costs, which are included in sales and marketing expense, primarily consisting of player acquisition costs, totaled $157.7 million, $147.2 million and $132.5 million for 2018, 2017 and 2016 respectively.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months, using a modified retrospective transition method. For lessors, accounting for leases will remain substantially the same as in prior periods. The standard is effective in the first quarter of 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which provides an alternative transition approach allowing companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date, which the Company will elect. The Company will adopt on January 1, 2019 and expects adoption of this new standard to significantly increase reported assets and liabilities, specifically with respect to leased office facilities, as well as certain data center and data hosting arrangements.

As part of the adoption of the new lease standard, the standard allows a number of practical expedients and exemptions. At transition the Company will elect the following:

•

The package of practical expedients, which allows us to carryforward our historical lease classification, assessment on whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard.

•	The practical expedient to not separate non-lease components from the related lease components, which is expected to further increase reported assets and liabilities.
•

The exemption to not apply the balance sheet recognition requirements for leases with a lease term of 12 months or less and instead, expense those costs on a straight-line basis over the lease term, or in the period in which the obligation is incurred, if such costs are variable.

The ASU also amends the provisions of ASC 420 – Exit or Disposal Obligations to eliminate the concept of cease-use lease liabilities and instead, requires companies to evaluate leases for impairment in accordance ASC 360 Property, Plant, and Equipment. Accordingly, upon adoption, we expect to derecognize our $10.9 million Q2 2015 Restructuring Plan liability and simultaneously recognize a lease liability for an equal amount. However, in accordance with the ASU’s transition guidance, the derecognition of the Q2 2015 Restructuring Plan liability will offset the related right-of-use asset associated with the newly established lease liability upon adoption.

We are finalizing our analysis of the transition adjustment, including the determination of the rates used to discount the individual lease liabilities. We are, however, continuing to assess the full impact on our consolidated financial statements, which includes changes to our processes and controls and evaluation of non-real estate arrangements entered into in the second half of 2018.

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

The impact of adopting ASC Topic 606 on our consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	As of December 31, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Current liabilities:
Deferred revenue	$191,299	$202,238	$(10,939)
Total current liabilities	479,834	490,773	(10,939)
Deferred revenue	1,586	1,013	573
Total liabilities	550,093	560,459	(10,366)
Accumulated deficit	(1,789,664)	(1,800,030)	10,366
Total stockholders' equity	1,596,610	1,586,244	10,366
Total liabilities and stockholders' equity	$2,146,703	$2,146,703	$—

As a result of adopting ASC Topic 606, deferred revenue as of December 31, 2018 decreased from certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605, partially offset by an increase to deferred revenue associated with the deferral of previously recognized revenue from the aforementioned symbolic license arrangement. The increase to stockholders’ equity as of December 31, 2018 from adopting ASC Topic 606 is the result of the net income impact discussed below and the $4.0 million transition adjustment recognized upon adoption of ASC Topic 606 on January 1, 2018.

The impact of adopting ASC Topic 606 on our consolidated statement of operations for the year ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	Amounts as Reported	Amounts without Adoption of ASC Topic 606	Increase (Decrease) from ASC Topic 606 Adoption
Revenue:
Advertising and other	$236,331	$229,989	$6,342
Total revenue	907,208	900,866	6,342
Income (loss) from operations	6,762	420	6,342
Income (loss) before taxes	26,463	20,121	6,342
Net income (loss)	$15,457	$9,115	$6,342

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.01	$0.01
Diluted	$0.02	$0.01	$0.01

As a result of adopting ASC Topic 606 during the year ended December 31, 2018, advertising and other revenue increased primarily as a result of the aforementioned recognition of revenue for certain advertising arrangements for which revenue would otherwise not be recognized until payment was certain under ASC Topic 605 and the recognition of revenue over time from the symbolic license. There was no impact to net cash flows provided by (used in) operating, investing or financing activities for the year ended December 31 as a result of adopting ASC Topic 606. However, within cash flows from operating activities, net income (loss) is $6.3 million higher and the change in deferred revenue is $6.3 million lower as a result of adopting ASC Topic 606 during the year ended December 31, 2018.

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Year Ended December 31,
	2018	2017(1)	2016(1)
Online game:
Mobile	$590,436	$564,629	$413,919
Web	80,441	100,964	133,372
Online game total	$670,877	$665,593	$547,291
Advertising and other:
Mobile	225,085	174,867	160,452
Web	9,001	14,961	30,637
Other	2,245	5,969	3,040
Advertising and other total	$236,331	$195,797	$194,129
Total revenue	$907,208	$861,390	$741,420

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Year Ended December 31,
	2018	2017(1)	2016(1)
United States	$593,973	$567,315	$507,473
All other countries(2)	313,235	294,075	233,947
Total revenue	$907,208	$861,390	$741,420

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
(2)	No foreign country exceeded 10% of our total revenue for any periods presented.

Consumable virtual items accounted for 43% of online game revenue in the year ended December 31, 2018 and 44% of online game revenue in the same period of the prior year. Durable virtual items accounted for 57% of online game revenue in the year ended December 31, 2018 and 56% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was nine months in the year ended December 31, 2018, compared to eight months in the same period of the prior year.

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

During the year ended December 31, 2018, we recognized all of the revenue that was included in the $129.2 million current deferred revenue balance on January 1, 2018.

The decrease in accounts receivable, net during the year ended December 31, 2018 was primarily driven by cash collections of current period and previously due amounts exceeding sales on account during the period, partially offset by a net increase in accounts receivable of $10.7 million on the acquisition date from our acquisition of Gram Games Teknoloji A.S (“Gram Games”). The increase in deferred revenue during the year ended December 31, 2018 was primarily driven by the sale of virtual items during the period, which includes contribution from Gram Games, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term investments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$36,230	$2	$—	$36,232
Total	$36,230	$2	$—	$36,232

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$308,684	$—	$(178)	308,506
Total	$308,684	$—	$(178)	$308,506

All of our short-term investments have contractual maturities of one year or less as of December 31, 2018.

Changes in market interest rates and bond yields cause our short-term investments to fall below their cost basis, resulting in unrealized losses. As of December 31, 2018, we had unrealized losses of less than $0.1 million related to our short-term investments that had a fair value of $5.0 million. As of December 31, 2017, we had unrealized losses of $0.2 million related to short-term investments that had a fair value of $143.0 million. As of December 31, 2018 and 2017, none of our investments were in a material continuous unrealized loss position for more than 12 months.

As of December 31, 2018, we did not consider any of our short-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

4. Fair Value Measurements

Our financial assets consist of cash equivalents, short-term investments, accounts receivable, net and leasehold receivables. Cash equivalents and short-term investments, which consist of money market funds and corporate debt securities, are reported at fair value. Accounts receivable, net and leasehold receivables are stated at the net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, which are stated at the invoiced or estimated payout amount, respectively, and approximate fair value, contingent consideration obligations as a result of business acquisitions, which are reported at fair value, and loans drawn against our Credit Facility; see Note 10 – “Debt” for further discussion on the loans drawn against our Credit Facility.

As of December 31, 2018, our contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with our acquisition Gram Games in the second quarter of 2018. Under the terms of the acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years ending, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Gram Games’ projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. At acquisition, the estimated fair value of the contingent consideration obligation was $43.5 million. As of December 31, 2018, the estimated fair value of the contingent consideration obligation increased to $49.0 million, primarily due to the increased probability of achievement and stronger than expected performance and as a result, we have recognized $5.5 million of expense within research and development expenses in our consolidated statement of operations during the year ended December 31, 2018.

With respect to the PuzzleSocial acquisition that occurred in the third quarter of 2016, we estimated the acquisition date fair value of the contingent consideration obligation using discounted cash flow models and applied a discount rate that appropriately captured a market participant’s view of the risk associated with the respective obligation. The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration obligation were forecasted future cash flows, the timing of those cash flows and the risk-adjusted discount rate. During the second quarter of 2017, it was determined the future performance would not meet the required December 31, 2018 performance targets and the estimated fair value of the obligation was reduced to zero. The performance period ended on December 31, 2018 and the minimum required performance targets for the acquisition were not met. Accordingly, no contingent consideration is payable under the terms of the acquisition.

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

The composition of our financial assets and liabilities as of December 31, 2018 and 2017 among the three levels of the fair value hierarchy are as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$565	$—	$—	$565
Corporate debt securities	—	4,987	—	4,987
Short-term investments:
Corporate debt securities	—	36,232	—	36,232
Total financial assets	$565	$41,219	$—	$41,784
Liabilities:
Contingent consideration	—	—	49,000	49,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$177,577	$—	$—	$177,577
Corporate debt securities	—	44,923	—	44,923
Short-term investments:
Corporate debt securities	—	308,506	—	308,506
Total financial assets	$177,577	$353,429	$—	$531,006

The following table presents the activity for the year ended December 31, 2018 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2017	$—
Additions	43,500
Fair value adjustments	5,500
Contingent consideration obligation – December 31, 2018	$49,000

5. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Computer equipment	$20,624	$21,583
Software	34,937	32,509
Land	89,130	89,130
Building and building improvements	203,873	199,070
Furniture and fixtures	10,321	10,376
Leasehold improvements	6,144	7,965
Total property and equipment, gross	$365,029	$360,633
Less accumulated depreciation	(98,472)	(94,044)
Total property and equipment, net	$266,557	$266,589

The following represents our property and equipment, net by location (in thousands):

	December 31,	December 31,
	2018	2017
United States	$262,844	$263,037
All other countries	3,713	3,552
Total property and equipment, net	$266,557	$266,589

6. Acquisitions

2018 Acquisition

On May 25, 2018, we acquired a 100% equity interest in Gram Games, a mobile game developer, to expand our hyper-casual and puzzle games portfolio, for total purchase consideration of $299.4 million. Of the total purchase consideration, $230.9 million was paid in cash and $25.0 million is retained in escrow for a period of 18 months for general representations and warranties for total cash consideration of $255.9 million. The remaining purchase consideration relates to contingent consideration valued at $43.5 million as of the acquisition date. The contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years. We will record changes in the fair value of the contingent consideration obligation within our consolidated statement of operations in each future reporting period as they occur (see Note 4 – “Fair Value Measurements” for further discussion). Additionally, in connection with the transaction, the Company executed noncompetition agreements with the prior management owners of Gram Games for a term of three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the tangible assets, liabilities assumed, intangible assets, contingent consideration and related goodwill acquired from Gram Games (in thousands):

Total
Cash	$8,474
Accounts receivable, net	10,747
Prepaid expenses	279
Other current assets	937
Intangible assets, net:
Developed technology, useful life of 5 years	43,000
Developed technology, useful life of 3 years	26,000
Trade names, useful life of 7 years	14,000
Trade names, useful life of 3 years	500
Goodwill	224,289
Property and equipment, net	898
Other non-current assets	329
Total assets acquired	329,453
Accounts payable	(8,874)
Income tax payable	(502)
Other current liabilities	(5,164)
Deferred tax liabilities, net	(15,499)
Total liabilities assumed	(30,039)
Total purchase price consideration	$299,414

Non-current contingent consideration payable	(43,500)
Total cash consideration	$255,914

The fair value of our intangible assets, net was determined using a risk-adjusted, discounted cash flow model.

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

Transaction costs incurred by the Company in connection with the Gram Games acquisition, including professional fees, were $1.7 million for the year ended December 31, 2018 and were recorded within general and administrative expenses in our consolidated statements of operations.

The results of operations from Gram Games have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations have not been presented as they are not material to our consolidated statements of operations for the year ended December 31, 2018.

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

The following table summarizes the purchase date fair value of the net tangible assets, intangible assets (excluding the noncompetition and transfer service agreements) and the related goodwill acquired from Peak Games (in thousands):

Total
Developed technology, useful life of 5 years	$24,000
Trade names, useful life of 7 years	2,000
Goodwill	72,120
Net tangible assets acquired	500
Total assets acquired	$98,620

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the expected synergies at the time of the acquisition. The weighted average amortization period of the acquired intangible assets was 5.2 years at acquisition.

Transaction costs incurred by the Company in connection with the Peak casual card game division and Solitaire acquisitions, including professional fees, were $3.0 million and recorded in our consolidated statement of operations during 2017.

The results of operations for the games acquired from Peak Games and Harpan have been included in our consolidated statement of operations since the dates of acquisition. Pro forma results of operations related to our acquisitions have not been presented as they are not material to our 2017 consolidated statement of operations.

7. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill from December 31, 2016 to December 31, 2018 (in thousands):

Goodwill – December 31, 2016 (1)	$613,335
Additions	86,730
Foreign currency translation adjustments (2)	30,399
Goodwill – December 31, 2017 (1)	$730,464
Additions	224,289
Foreign currency translation adjustments (2)	(20,566)
Goodwill – December 31, 2018 (1)	$934,187

(1)	There are no accumulated impairment losses at the beginning or end of any period presented.
(2)

The foreign currency translation adjustments are primarily related to adjustments on goodwill associated with the acquisition of NaturalMotion, for which the functional currency is denominated in British pounds.

The details of our acquisition-related intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$263,720	$(167,664)	$96,056
Trademarks, branding and domain names	32,772	(11,702)	21,070
Noncompetition agreements	8,390	(7,107)	1,283
Acquired lease intangibles	5,708	(5,517)	191
Total	$310,590	$(191,990)	$118,600

	December 31, 2017
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$197,908	$(147,427)	$50,481
Trademarks, branding and domain names	18,272	(10,152)	8,120
Noncompetition agreements	8,390	(3,079)	5,311
Acquired lease intangibles	5,708	(5,362)	346
Total	$230,278	$(166,020)	$64,258

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of December 31, 2018 and December 31, 2017. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to other intangible assets for 2018, 2017 and 2016 was $29.0 million, $16.2 million and $29.0 million – exclusive of a $20.7 million impairment charge, respectively.

As of December 31, 2018, the weighted-average remaining useful lives of our acquired intangible assets are 3.6 years for developed technology, 6.3 years for trademarks, branding, and domain names, 1.4 years for acquired lease intangibles, 1.1 years for noncompetition agreements, and 3.9 years in total, for all acquired intangible assets.

As of December 31, 2018, future amortization expense related to our intangible assets is shown below (in thousands):

Year ending December 31:
2019	$32,383
2020	31,145
2021	23,596
2022	16,368
2023	5,869
Thereafter	3,119
Total	$112,480

8. Income Taxes

On December 22, 2017, the 2017 Tax Act was enacted into law. Beginning January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, created new taxes on certain foreign sourced earnings, repealed the Alternative Minimum Tax (“AMT”), and expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility, amongst other minor changes.

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance for companies that did not have sufficient time to complete the accounting for the income tax effects of the 2017 Tax Act during the fourth quarter of 2017 (i.e., the period of enactment). Specifically, SAB 118 states that companies that did not complete accounting for the effects of the 2017 Tax Act in the period of enactment may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those provisional amounts are then subject to adjustment during a measurement period that began in December 2017 and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740 Income Taxes. This measurement period should not extend beyond one year from the enactment date. Furthermore, SAB 118 states that if a company cannot make a reasonable estimate for an income tax effect, it should not account for that effect until it can make such an estimate.

In certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and refundable AMT credit and recorded provisional amounts during the fourth quarter 2017. In other cases, we were not able to make a reasonable estimate during the period of enactment and continued to account for those items based on our existing accounting under ASC 740 Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment, in accordance with SAB 118. During the fourth quarter of 2018, the one-year provisional period lapsed and accordingly, the Company completed its accounting for the income tax effects of the 2017 Tax Act. The various income tax effects are reflected below, by period.

2017 Tax Act Effects: Year Ended December 31, 2017

We recognized a provisional tax benefit of $5.0 million during the fourth quarter of 2017 as a result of the 2017 Tax Act’s enactment, which was included as a component of the provision for income tax in the consolidated statement of operations during 2017. The components of the provisional tax benefit recognized during 2017 included:

Deferred tax assets and liabilities. Certain deferred tax assets and liabilities were re-measured based on the rates at which they are expected to reverse in the future, which is generally 21%. The related provisional income tax benefit recorded to the consolidated statement of operations for the year ended December 31, 2017, net of valuation allowance, was $2.4 million.

AMT credit. As part of the 2017 Tax Act, the corporate AMT was repealed. AMT credits generated by the Company in previous years are refundable in tax years beginning after 2017 and before 2022 with any remaining credits being fully refundable in 2022. The related provisional income tax benefit recorded to the consolidated statement of operations for the year ended December 31, 2017 for the AMT credit refund was $2.6 million. The receivable for the refundable AMT credit was recorded to non-current other assets within the consolidated balance sheet.

Officer compensation. As noted above, the 2017 Tax Act expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility and required companies to include performance-based compensation (such as bonuses) in the calculation. As a result, the Company recorded a provisional amount to reduce the future tax benefit related to officers’ stock-based compensation for the year ended December 31, 2017. However, there was no net impact to the provision for income tax as the provisional amount was offset by an equal reduction in the Company's deferred tax asset valuation allowance. Refer to discussion below on the reversal of this provisional amount during the year ended December 31, 2018.

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

2017 Tax Act Effects: Year Ended December 31, 2018

During 2018, no further adjustments were made to the provisional amounts previously recorded during the fourth quarter of 2017, except the officer compensation matter discussed below. However, we did recognize $3.9 million of tax expense during the fourth quarter of 2018 as a result of the 2017 Tax Act’s enactment, which is included as a component of the provision for income tax in the consolidated statement of operations. The components of the tax expense recognized during 2018 included:

Base Erosion and Anti-Abuse Tax (“BEAT”). During the fourth quarter of 2018, the United States Treasury proposed regulations concerning the types of related party payments subject to BEAT. Further, the guidance clarified that for a company utilizing net operating losses, the starting point for calculating “modified taxable income” for BEAT is zero. As a result of the proposed regulations, the Company recorded $3.9 million tax expense to the consolidated statement of operations for the year ended December 31, 2018.

Global Intangible Low-Taxed Income (“GILTI”). With respect to the GILTI provisions, companies may make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. The Company elected to account for the GILTI provisions as a component of tax expense in the period in which the entity is subject to the rules. The Company did not incur any GILTI related tax expense in 2018 due to cumulative net losses in its foreign jurisdictions.

Officer compensation. The Internal Revenue Service (“IRS”) issued guidance to clarify the application of the 2017 Tax Act, which expanded the definition of a “covered employee” subject to annual tax-deductible compensation limits to include an entity’s Chief Financial Officer (“CFO”). The IRS guidance clarified that compensatory contracts (e.g., ZSU or stock option grants) in effect prior to the enactment of the 2017 Tax Act were eligible to be grandfathered into the pre-2017 Tax Act rules and are therefore not subject to certain limitations. All of our current stock compensation awards vesting to the CFO were granted prior to the enactment date, and thus, will be treated under the pre-2017 Tax Act rules. As a result, the Company recorded a reversal of the provisional amount originally recorded during the fourth quarter of 2017. However, there was no net impact to the provision for income tax as the amount was offset by an equal addition to the Company's deferred tax asset valuation allowance.

Income (loss) before income taxes consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$29,941	$(6,081)	$(62,037)
International	(3,478)	43,664	(42,694)
Total	$26,463	$37,583	$(104,731)

The provision for (benefit from) income taxes consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$3,918	$(2,132)	$(30)
State	205	142	2
Foreign	11,967	13,562	7,178
Total current tax expense (benefit)	$16,090	$11,572	$7,150
Deferred tax (benefit) expense:
Federal	$1,350	$(1,231)	$(2,809)
State	444	300	(20)
Foreign	(6,878)	303	(879)
Total deferred tax (benefit) expense	$(5,084)	$(628)	$(3,708)
Provision for (benefit from) income taxes	$11,006	$10,944	$3,442

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Expected provision for (benefit from) income taxes at U.S. federal statutory rate (1)	$5,557	$13,154	$(36,656)
State income taxes - net of federal benefit	205	142	2
BEAT obligation	3,918	—	—
Income taxed at foreign rates	4,447	(3,643)	20,112
Stock-based compensation	(3,457)	(2,898)	4,295
Tax reserve for uncertain tax positions	1,676	3,101	2,382
Change in valuation allowance	(5,610)	(51,976)	14,786
Impact of change in enacted tax rates	(94)	48,296	69
Acquisition costs	536	—	110
Contingent consideration	1,155	(252)	(2,781)
Officer's compensation limitation	2,340	2,582	—
Investment in subsidiaries	—	1,676	—
Other	333	762	1,123
Actual provision for (benefit from) income taxes	$11,006	$10,944	$3,442

(1)	For the purpose of the reconciliation above, the U.S. federal statutory rate was 21% for the year ended December 31, 2018 and 35% for both the years ended December 31, 2017 and 2016.

Our analysis of the one-time transition tax liability for our foreign subsidiaries enacted by the 2017 Tax Act did not result in additional taxes being owed, considering our accumulated deficit position at December 31, 2017. Additionally, no other income taxes (state or foreign) have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 31, 2018 and 2017, the cumulative amount of earnings upon which income taxes have not been provided is approximately $73.0 million and $48.8 million, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed. Our deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$60,737	$66,680
Tax credit carryforwards	103,740	99,966
Acquired intangible assets	28,957	25,692
Equity based compensation	10,150	7,467
Accrued expenses	3,718	5,505
Other accrued compensation	6,524	4,747
Charitable contributions	2,533	2,886
State taxes	351	248
Other	—	735
Total deferred tax assets	$216,710	$213,926
Less: Valuation allowance	(205,989)	(209,652)
Deferred tax assets, net of valuation allowance	$10,721	$4,274

Deferred tax liabilities:
Acquired intangible liabilities	$(11,637)	$—
Goodwill	(5,000)	(3,210)
Deferred rent	(2,334)	(1,073)
Depreciation	(4,694)	(3,839)
Other	(2,547)	(1,248)
Total deferred tax liabilities	$(26,212)	$(9,370)
Net deferred taxes	$(15,491)	$(5,096)

Due to our history of net operating losses, we believe it is more likely than not that certain federal, state and foreign deferred tax assets will not be realized in future periods as of December 31, 2018. The decrease in the valuation allowance during the year ended December 31, 2018 is primarily related to the use of net operating losses.

Net operating loss and tax credit carryforwards as of December 31, 2018 are as follows (in thousands):

	Amount	Expiration years
Net operating losses, federal	$363,599	2028 - 2036
Net operating losses, state	216,531	2019 - 2037
Tax credits, federal	92,375	2027 - 2038
Tax credits, state	86,982	2021 - indefinite

The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

December 31, 2015	$142,845
Additions based on tax positions related to 2016	9,043
Additions for tax positions of prior years	68
Reductions for tax positions of prior years	(856)
December 31, 2016	$151,100
Additions based on tax positions related to 2017	8,598
Additions for tax positions of prior years	427
Decreases related to expiration of prior year tax positions	(31)
Decreases related to settlements of prior year tax positions	(54)
December 31, 2017	$160,040
Additions based on tax positions related to 2018	4,355
Additions for tax positions of prior years	815
Decreases related to expiration of prior year tax positions	(1,230)
December 31, 2018	$163,980

We classify uncertain tax positions as non-current unrecognized tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the asset on the consolidated balance sheet. As of December 31, 2018, $154.8 million of our gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets and the remaining $9.2 million of our gross unrecognized tax benefits were recorded as non-current liabilities in our consolidated balance sheets.

If the balance of gross unrecognized tax benefits of $164.0 million as of December 31, 2018 was realized, this would have resulted in a tax benefit of $9.2 million within our provision for income taxes at such time. If the balance of gross unrecognized tax benefits of $160.0 million as of December 31, 2017 was realized, this would have resulted in a tax benefit of $9.0 million within our provision of income taxes at such time.

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The amount of interest and penalties recorded to the consolidated statements of operations during 2018, 2017 and 2016, were $0.2 million, $0.3 million and $0.1 million, respectively, and the amount of interest and penalties accrued as of December 31, 2018 and 2017 was $0.9 million and $1.0 million, respectively.

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

9. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued accounts payable	$22,669	$38,046
Accrued compensation liability	41,554	33,815
Accrued restructuring liability	3,449	3,674
Contingent consideration payable	17,300	—
Accrued payable from acquisitions	35,000	12,800
Accrued lease incentive obligation	24,895	20,059
Value-added taxes payable	2,624	3,453
Other current liabilities	9,338	11,242
Total other current liabilities	$156,829	$123,089

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Contingent consideration payable	$31,700	$—
Accrued payable from acquisitions	—	20,000
Accrued restructuring liability	7,613	10,856
Uncertain tax positions liability, including interest and penalties	10,065	8,975
Accrued lease incentive obligation	—	4,836
Other non-current liabilities	3,208	4,245
Total other non-current liabilities	$52,586	$48,912

10. Debt

In December 2018, the Company entered into a credit agreement (“the Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (“the Credit Facility”) in an aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets, excluding the Company’s San Francisco corporate headquarters. The Credit Facility will reduce to $150.0 million upon the earlier of (i) a sale of the Company’s corporate headquarters or (ii) the first anniversary of the closing date, unless, within 90 days after such anniversary, the Company mortgages its corporate headquarters as collateral to secure the Credit Facility. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

At the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (“the Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio (“LIBOR Loan”).  The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a 1-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

On December 28, 2018, the Company drew against the Credit Facility for a $100.0 million LIBOR Loan, with a three-month interest period at an interest rate of 4.31%. The Company has an additional $100.0 million of borrowing capacity remaining under the Credit Facility as of December 31, 2018. The estimated fair value of the loan drawn against our Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of December 31, 2018.

Debt issuance costs associated with the Credit Facility were capitalized and will amortize on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to other income (expense), net in our consolidated statement of operations.

11. Restructuring

We recorded the following net restructuring charges within our consolidated statements of operations for the years presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$27	$—	$—
Research and development	96	2,347	124
Sales and marketing	—	149	—
General and administrative	885	688	1,814
Total restructuring charges	$1,008	$3,184	$1,938

Significant restructuring activities related to the Company’s employees and other charges, summarized by plan, are presented in the table below (in thousands):

	Q4 2017	Q2 2015	Other
	Restructuring Plan	Restructuring Plan	Restructuring Plans	Total
Restructuring liability – December 31, 2015	$—	$26,406	$2,622	$29,028
Restructuring expense and adjustments	—	926	1,012	1,938
Cash payments	—	(7,944)	(3,550)	(11,494)
Restructuring liability – December 31, 2016	—	19,388	84	19,472
Restructuring expense and adjustments	1,466	(451)	2,169	3,184
Cash payments	(1,095)	(4,785)	(2,246)	(8,126)
Restructuring liability – December 31, 2017	371	14,152	7	14,530
Restructuring expense and adjustments	723	254	31	1,008
Cash payments	(911)	(3,527)	(38)	(4,476)
Restructuring liability – December 31, 2018	$183	$10,879	$—	$11,062

Cumulative costs to date, as of December 31, 2018	$2,189	$34,578	$6,025	$42,792
Total costs expected to be incurred, as of December 31, 2018	$2,189	$35,112	$6,025	$43,326

Q4 2017 Restructuring Plan

During the fourth quarter of 2017, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.7 million of expense in the year ended December 31, 2018, which is included in operating expenses in our consolidated statement of operations. The $0.7 million restructuring charge is primarily comprised of $0.3 million of employee severance costs and $0.4 million of other costs. For the year ended December 31, 2017, we recorded expense of $1.5 million in our consolidated statement of operations, which is primarily comprised of employee severance costs. The remaining costs are expected to be paid out within the next quarter.

We also executed an assignment of the office lease associated with this restructuring activity during the third quarter of 2018. The original lease term ends in November 2022, with a lessee option to early terminate in November 2019. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent to be used by the landlord in the event of the assignee’s non-performance under the lease.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $2.3 million as of December 31, 2018. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. In estimating the fair value of this guarantee, the Company considered, amongst other factors, the assignee’s financial position, amount of the security deposit provided to the landlord, length of the remaining lease term and the assignee’s contractual ability, if necessary, to early terminate the lease. As of December 31, 2018, the fair value of this guarantee is not material.

  Q2 2015 Restructuring Plan

During the second quarter of 2015, we implemented a restructuring plan, which included a reduction in work force to reduce the Company’s long-term cost structure. As a result of ongoing initiatives associated with this restructuring plan, we recorded $0.3 million of expense in the year ended December 31, 2018, which is included in operating expenses in our consolidated statement of operations. The $0.3 million restructuring charge is primarily comprised of lease termination costs. For the year ended December 31, 2017, we recorded a net benefit of $0.5 million in our consolidated statements of operations, primarily related to lease termination items. For the year ended December 31, 2016, we recorded expense of $0.9 million in our consolidated statement of operations, which is comprised of $0.7 million of lease termination costs, $0.1 million of employee severance costs and $0.1 million of other costs. The remaining costs are expected to be paid within the next 3.4 years.

12. Stockholders’ Equity and Other Employee Benefits

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

The following are the rights and privileges of our classes of common stock:

Dividends. The holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available at the times and in the amounts which our Board of Directors may determine.

Voting Rights. Holders of our Class A common stock are entitled to one vote per share.

Liquidation. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our Class A common stock.

Preemptive or Similar Rights. None of our common stock is entitled to preemptive rights or subject to redemption.

Conversion. Our Class A common stock is not convertible into any other shares of our capital stock. The Class B and Class C common stock converted into Class A common stock may not be reissued.

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (“2018 Share Repurchase Program”). The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The stock repurchase program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods.

During the year ended December 31, 2018, we repurchased 7.1 million shares for our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million.

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200.0 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In 2016, we repurchased 12.3 million shares of our Class A common stock under the repurchase program at a weighted average price of $2.76 per share for a total of $34.2 million. In 2017, we repurchased 36.3 million shares for our Class A common stock under the 2016 Share Repurchase Program at a weighted average price of $2.78 per share for a total of $101.0 million. During 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted average price of $3.59 per share for a total of $65.4 million.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

Equity Incentive Plans and Stock-Based Compensation Expense

In 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting stock options and ZSUs to employees, directors and non-employees. Concurrent with the effectiveness of our initial public offering on December 15, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”), and all remaining common shares reserved for future grant or issuance under the 2007 Plan were added to the 2011 Plan. The 2011 Plan was adopted for purposes of granting stock options and ZSUs to employees, directors and non-employees. The number of shares of our Class A common stock reserved for future issuance under our 2011 Plan will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by 4% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or such lesser number of shares that may be determined by the Company’s Board of Directors.

We recorded stock-based compensation expense related to grants of employee stock options, ZSUs and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$1,584	$1,838	$3,720
Research and development	42,151	42,176	84,236
Sales and marketing	8,495	7,281	7,254
General and administrative	16,009	13,220	12,251
Total stock-based compensation expense	$68,239	$64,515	$107,461

Stock Option Activity

All stock options granted under the 2011 Plan generally vest over four to five years, with 25% to 20% vesting after one year and the remainder vesting monthly thereafter over 36 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.

The following table shows stock option activity for the year ended December 31, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2017	32,964	$2.07	$64,114	6.32
Granted	6,122	3.48
Forfeited, expired and cancelled	(523)	3.66
Exercised	(2,378)	1.14
Balance as of December 31, 2018	36,185	$2.35	$57,510	6.23
As of December 31, 2018
Exercisable options	18,604	$1.74	$41,016	4.38
Vested and expected to vest	36,185	$2.35	$57,510	6.23

The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of our stock options:

	Year Ended December 31,
	2018	2017	2016
Expected term, in years	6	6	6
Risk-free interest rates	2.14%	2.12%	1.53%
Expected volatility	47%	46%	50%
Dividend yield	—	—	—
Weighted-average estimated fair value of stock options granted during the year	$1.61	$1.75	$1.30

The aggregate intrinsic value of stock options exercised during 2018, 2017 and 2016 was $6.3 million, $4.9 million and $8.1 million, respectively. The total grant date fair value of options that vested during December 31, 2018, 2017 and 2016 was $6.0 million, $8.0 million and $6.0 million, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense of $22.8 million related to unvested stock options is expected to be recognized over a weighted-average recognition period of approximately 2.7 years.

ZSU Activity

ZSUs are granted to eligible employees under the 2011 Plan. In general, ZSU awards vest in annual or quarterly installments over a period of four years, are subject to the employee’s continuing service to us and do not have an expiration date. The cost of ZSUs is determined using the fair value of our common stock on the date of grant.

The following table shows a summary of ZSU activity for the year ended December 31, 2018 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate Intrinsic
		Fair Value	Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2017	45,478	$3.00	$181,912
Granted	32,493	3.85
Vested	(17,135)	2.97
Forfeited	(8,354)	3.29
Unvested as of December 31, 2018	52,482	$3.49	$206,254

As of December 31, 2018, total unamortized stock-based compensation expense relating to ZSUs amounted to $160.4 million over a weighted-average recognition period of approximately 2.7 years.

Performance-Based Awards

In 2017, certain executives were eligible to receive performance-based ZSUs, which are subject to performance and time-based vesting requirements. The target number of shares of the performance-based awards are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the beginning of the performance period. Generally, if the performance criteria are satisfied, one-half of the award vests immediately and the other half vests on the one-year anniversary. Stock-based compensation expense for performance-based ZSUs granted in connection with our executive compensation plan is recorded based on the probability of achievement of certain performance milestones. In 2018, 2017 and 2016, no expense was recorded in connection with performance awards granted under our executive compensation plan.

Certain employees are eligible to receive performance-based ZSUs, which are subject to performance and time-based vesting requirements. The target number of shares of the performance-based awards are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the date of employment with the Company. Generally, if the performance criteria are satisfied, 25% of the award will vest immediately or soon after with the remaining vesting ratably for each quarter or six month periods thereafter.  Stock-based compensation expense for performance-based ZSUs granted to these employees is recorded based on the probability of achievement of the performance milestones. In 2018 and 2017, we recorded $1.8 million and $2.4 million, respectively, of stock-based compensation expense related to these performance-based ZSUs. Additionally, during 2017, one performance-based ZSU award was modified to eliminate the performance vesting requirements, thus only requiring time-based vesting.  At the time of modification, there was no incremental compensation costs recorded. During 2016, we recorded no stock-based compensation expense related to performance-based ZSUs.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our Board of Directors in September 2011 and by our stockholders in November 2011 and amended in August 2012. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year, 25,000,000 shares or the number of shares that may be determined by the Company’s Board of Directors.

Our 2011 ESPP permits participants to purchase shares of our Class A common stock through payroll deductions up to 15% of their earnings, subject to a maximum of 5,000 shares available for purchase on any purchase date. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock on the first day of an offering or on the date of purchase. The ESPP offers two purchase dates within each annual period, resulting in a six-month and twelve-month look-back. Additionally, the ESPP contains an automatic reset feature after the first six months of each annual period, such that if the fair market value of our Class A common stock has decreased from the original offering date, the offering will automatically terminate and all participants will be re-enrolled in the new, lower-priced offering for the remaining six months.  Participants may end their participation at any time during an offering and will be refunded their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment.

As of December 31, 2018, there were $3.1 million of employee contributions withheld by the Company. During the year ended December 31, 2018, the Company recognized $2.9 million of stock-based compensation expense related to the 2011 ESPP.

Employee Savings Plan

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 90% of their eligible compensation, or the statutory limit, whichever is lower. In 2018, 2017 and 2016, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 3% of each employee’s eligible compensation, subject to a maximum total contribution mandated by the IRS. The total expense for these savings plans was $4.7 million, $4.5 million and $4.5 million in 2018, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2018, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2018
Stock options outstanding	36,185
ZSUs outstanding	52,482
2011 Equity Incentive Plan	132,288
2011 Employee Stock Purchase Plan	107,578
Total	328,533

13. Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component from December 31, 2016 to December 31, 2018 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Marketable Securities	Total
Balance as of December 31, 2016	$(128,671)	$(23)	$(128,694)
Other comprehensive income (loss) before reclassifications	35,352	(155)	35,197
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	35,352	(155)	35,197
Balance as of December 31, 2017	$(93,319)	$(178)	$(93,497)
Other comprehensive income (loss) before reclassifications	(25,122)	180	(24,942)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	(25,122)	180	(24,942)
Balance as of December 31, 2018	$(118,441)	$2	$(118,439)

14. Net Income (Loss) Per Share of Common Stock

As noted previously, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock in May 2018. Following the conversion, no shares of Class B or Class C common stock are outstanding and accordingly, the Company calculated basic and dilutive net income (loss) per share under a single-class method for the current period.

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

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

Year Ended December 31,
2018
Class A (1)
BASIC:
Net income (loss) attributable to common stockholders – basic	$15,457
Weighted-average common shares outstanding – basic	862,460
Net income (loss) per share attributable to common stockholders – basic	$0.02
DILUTED:
Net income (loss) attributable to common stockholders – basic	$15,457
Weighted-average common shares outstanding – basic	862,460
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	10,958
ZSUs	15,212
Performance-based ZSUs	954
Weighted-average common shares outstanding – diluted	889,584
Net income (loss) per share attributable to common stockholders – diluted	$0.02

(1)	The net income (loss) per share calculation for the year ended December 31, 2018 is presented as if the one-for-one class conversion occurred as of the beginning of the period.

	Year Ended December 31,
	2017			2016
	Class	Class	Class	Class	Class	Class
	A	B	C	A	B	C
BASIC:
Net income (loss) attributable to common stockholders – basic	$23,795	$2,204	$629	$(92,988)	$(12,660)	$(2,525)
Weighted-average common shares outstanding – basic	776,625	71,925	20,517	755,460	102,850	20,517
Net income (loss) per share attributable to common stockholders – basic	$0.03	$0.03	$0.03	$(0.12)	$(0.12)	$(0.12)
DILUTED:
Net income (loss) attributable to common stockholders – basic	$23,795	$2,204	$629	$(92,988)	$(12,660)	$(2,525)
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	629	—	—	(2,525)	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	2,204	—	—	(12,660)	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	180	(20)	—	—	—
Net income (loss) attributable to common stockholders – diluted	$26,628	$2,384	$609	$(108,173)	$(12,660)	$(2,525)
Weighted-average common shares outstanding – basic	776,625	71,925	20,517	755,460	102,850	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—	20,517	—	—
Conversion of Class B to Class A common shares outstanding	71,925	—	—	102,850	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	9,879	8,390	—	—	—	—
ZSUs	16,935	—	—	—	—	—
Performance-based ZSUs	1,284	—	—	—	—	—
Weighted-average common shares outstanding – diluted	897,165	80,315	20,517	878,827	102,850	20,517
Net income (loss) per share attributable to common stockholders – diluted	$0.03	$0.03	$0.03	$(0.12)	$(0.12)	$(0.12)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options and employee stock purchase plan	6,193	17,331	28,380
Restricted shares	—	349	3,899
ZSUs	8,071	5,087	61,183
Total	14,264	22,767	93,462

15. Leases

Rental Income

The Company owns the building where its San Francisco headquarters is located and leases available office space to other tenants. One tenant will occupy approximately 43% of the building with a lease term concluding in February 2027. The original agreement provides for total minimum rental payments of $167.3 million with escalating rent payments and various lease incentives to be straight-lined over the lease term. In February 2019, the original agreement was amended to provide additional space to the tenant, resulting in an additional $5.1 million of minimum rental payments to be received over the lease term and an additional $0.8 million lease incentive obligation for the Company related to tenant improvements.

The monthly rental income, net of the lease incentives and amortization of the lease origination costs, is recorded within other income and expense, net in the consolidated statement of operations. As of December 31, 2018, the Company has a current lease incentive obligation of $24.9 million related to tenant improvements for this lease.

Further, in October 2018, the Company entered into a lease agreement to provide approximately 17% of its San Francisco headquarters to a tenant beginning in April 2019 with a lease term concluding in August 2031. The agreement provides for total office space and parking minimum rental payments of $145.8 million with escalating rent payments and various lease incentives, including tenant improvement allowances of $2.4 million.

As of December 31, 2018, cash to be received from future minimum rentals for the noncancelable lease term are as follows (in thousands):

Year ending December 31:
2019	$16,437
2020	24,706
2021	30,934
2022	31,863
2023	32,819
Thereafter	169,869
Total	$306,628

The Company has other lease arrangements for its owned corporate headquarters, however, the amounts are not material to the consolidated financial statements.

Lease Commitments

We have entered into operating leases for primarily office facilities. As of December 31, 2018, future minimum lease payments related to the Company’s leases are as follows (in thousands):

Year ending December 31:
2019	$8,974
2020	8,782
2021	7,384
2022	3,611
2023	2,215
Thereafter	185
Total	$31,151

Rent expense on operating leases for facilities for 2018, 2017 and 2016 totaled $5.5 million, $5.7 million and $5.3 million, respectively.

16. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of December 31, 2018, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
2019	$16,356
2020	42,369
Thereafter	—
Total	$58,725

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of December 31, 2018, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
2019	$23,304
2020	19,331
2021	8,861
Thereafter	—
Total	$51,496

Excluded from tables above is our uncertain income tax position liability of $10.1 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

Following satisfaction of all aspects of the scheduling order, and the lack of any objection by any shareholder, the court held the final approval hearing on January 18, 2019. At the hearing, the court determined the proposed settlement to be fair, adequate, and reasonable, and entered an order approving the $12.0 million settlement and dismissing the underlying action with prejudice. The court also approved a fee award to plaintiff’s counsel in the amount of $2.3 million. The Company has received the $12.0 million settlement proceeds, and has distributed the fee award to plaintiff’s counsel from those proceeds, resulting in a net settlement amount of $9.7 million retained by the Company.

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

17. Subsequent Events

On December 20, 2018, the Company executed a Share Sale and Purchase Agreement (the “Agreement”) with the shareholders and option holders of Small Giant Games Oy (“Small Giant”), a Finnish company, pursuant to which, effective January 1, 2019, Zynga (i) acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant in exchange for consideration of $594.5 million of which (a) $333.6 million was paid in cash, (b) $30.0 million was deposited into an escrow account for a period of 18 months as security for general representations and warranties and (c) the remaining $230.9 million was satisfied by the issue of 63,794,746 shares of Zynga Class A common stock, based on the average closing price of Zynga’s Class A common stock during the 30 trading days immediately preceding the date of the Agreement, and (ii) will acquire the remaining 20% of the Small Giant shares ratably for additional cash consideration during each of the three years following the closing (the “Step-In Period”), payable annually based upon the achievement of specified profitability metrics by Small Giant, with no maximum limit as to the cash consideration achievable. Following the end of the Step-In Period, Small Giant will be a direct, wholly-owned subsidiary of Zynga. Our interest in Small Giant will be consolidated into our financial information beginning in 2019.

All of the common stock issued in connection with the acquisition were in a transaction exempt from registration requirements of the 1933 Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm” which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 26, 2019, our Board of Directors amended and restated the Company’s bylaws (the “Amended and Restated Bylaws”) in order to:

•

provide for a majority vote standard in director elections at uncontested annual meetings, such that a nominee for director will be elected if the votes cast for such nominee’s election exceed the votes cast against such nominee’s election;

•	remove various provisions that were no longer applicable following the conversion of the Company’s multi-class capital structure; and
•	make certain other non-substantive technical edits and updates.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 49 of this Annual Report on Form 10-K.
2.	Financial Statements Schedule:

Schedule II: Valuation and Qualifying Accounts (in thousands)

Allowance for Doubtful Accounts and Reserve for Uncollectible Advances	Balance at Beginning of Year	Charges to Expense	Write-Offs, Net of Recoveries	Balance at End of Year
Year Ended December 31, 2018	$—	$3,215	$(562)	$2,653
Year Ended December 31, 2017	$—	$—	$—	$—
Year Ended December 31, 2016	$—	$—	$—	$—

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Share Sale and Purchase Agreement relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	12/20/2018
2.2†	Share Sale and Purchase Agreement relating to the sale and purchase of the entire issued share capital of Gram Games Teknoloji A.S. between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	5/30/2018
3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	06/11/2014
3.2	Third Amended and Restated Bylaws of Zynga Inc.					X
4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011
10.1	Fifth Amended and Restated Investor Rights Agreement, by and between Zynga Inc., the investors listed on Schedule A thereto and Mark Pincus, dated February 18, 2011	S-1/A	333-175298	10.1	8/11/2011
10.2+	Zynga Inc. 2007 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.2	8/27/2018
10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011
10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011
10.5+	Zynga Inc. 2011 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.3	8/27/2018
10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	001-35375	10.3	5/8/2012
10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013
10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan, as amended on August 15, 2012	S-8	333-206185	4.6	8/7/2015
10.10+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011
10.11+	Zynga Inc. Non-Employee Director Compensation Policy					X
10.12+	Zynga Inc. Change in Control Severance Benefit Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.1	8/27/2018
10.13+	Offer Letter, between Zynga Inc. and Frank Gibeau, as Amended and Restated effective as of August 23, 2018	8-K	001-35375	10.4	8/27/2018
10.14+	Offer Letter, between Zynga Inc. and Matthew Bromberg	10-Q	001-35375	101	8/5/2016
10.15+	Offer Letter between Zynga Inc. and Bernard Kim	10-Q	001-35375	10.2	8/5/2016
10.16+	Offer letter between Zynga Inc. and Gerard Griffin	8-K	001-35375	10.1	9/30/2016
10.17+	Promotion letter between Zynga Inc. and Jeffrey Buckley	10-Q	001-35375	10.2	5/5/2017
10.18+	Offer letter between Zynga Inc. and Phuong Phillips	10-Q	001-35375	10.1	11/8/2017
10.19+	Offer letter between Zynga Inc. and Jeffrey Ryan					X
10.20+	Director Nomination Letter	8-K	001-35375	10.1	5/2/2018
10.21+	Consulting Services Agreement between Zynga Inc. and William B. Gordon, dated as of May 11, 2018	10-Q	001-35375	10.2	8/3/2018
10.22†	Developer addendum by and between Facebook, Inc., and Zynga Inc. dated May 14, 2010 and Amendment No.1 to Developer Addendum, dated October 13, 2011	S-1/A	333-175298	10.15	11/17/2011
10.23†	Amendment No. 2 to Developer Addendum by and between Facebook, Inc. and Zynga Inc., dated April 25, 2012	10-Q	001-35375	10.1	7/30/2012
10.24†	Amendment No. 3 to Developer Addendum by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc., Zynga Game Ireland Limited and Zynga Luxembourg S.àr.L, dated November 28, 2012	10-K	001-35375	10.30	02/25/2013
10.25†	Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated December 26, 2010	S-1/A	333-175298	10.16	11/4/2011
10.26†	Amendment No. 1 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated June 12, 2012	10-Q	001-35375	10.2	7/30/2012

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27†	Amendment No. 2 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited and Zynga Inc., dated July 2, 2012	10-Q	001-35375	10.3	7/30/2012
10.28†	Amendment No. 3 to Developer Addendum No. 2 by and between Facebook, Inc., Facebook Ireland Limited, Zynga Inc. and Zynga Game Ireland Limited, dated November 28, 2012	10-K	001-35375	10.34	02/25/2013
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X
31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X
32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
•

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus	Chairman of the Board	February 27, 2019
Mark Pincus

/s/ Frank Gibeau	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Frank Gibeau

/s/ Gerard Griffin	Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Gerard Griffin

/s/ Jeffrey Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Jeffrey Buckley

/s/ Regina E. Dugan	Director	February 27, 2019
Regina E. Dugan

/s/ William “Bing” Gordon	Director	February 27, 2019
William “Bing” Gordon

/s/ Louis J. Lavigne, Jr.	Director	February 27, 2019
Louis J. Lavigne, Jr.

/s/ Carol G. Mills	Director	February 27, 2019
Carol G. Mills

/s/ Janice M. Roberts	Director	February 27, 2019
Janice M. Roberts

/s/ Ellen F. Siminoff	Director	February 27, 2019
Ellen F. Siminoff