Form 10-Q
period 2019-03-31
ZYNGA INC
filed 2019-05-07
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 15, 2019, there were 935,282,782 shares of the Registrant’s Class A common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	ZNGA	Nasdaq Global Select Market

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$199,725	$544,990
Short-term investments	46,694	36,232
Accounts receivable, net of allowance of $0 at March 31, 2019 and December 31, 2018	147,958	91,630
Restricted cash	35,006	35,006
Prepaid expenses	29,384	26,914
Other current assets	20,506	12,505
Total current assets	479,273	747,277
Long-term investments	5,972	—
Goodwill	1,471,365	934,187
Intangible assets, net	285,146	118,600
Property and equipment, net	268,101	266,557
Right-of-use assets	19,042	—
Restricted cash	30,018	—
Prepaid expenses	29,108	30,774
Other non-current assets	64,101	49,308
Total assets	$2,652,126	$2,146,703
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,917	$26,811
Income tax payable	5,633	4,895
Deferred revenue	285,953	191,299
Debt	100,000	100,000
Operating lease liabilities	9,056	—
Other current liabilities	257,240	156,829
Total current liabilities	672,799	479,834
Deferred revenue	1,014	1,586
Deferred tax liabilities, net	35,119	16,087
Non-current operating lease liabilities	20,098	—
Other non-current liabilities	181,367	52,586
Total liabilities	910,397	550,093
Stockholders’ equity:
Common stock (Class A), $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 932,490 shares as of March 31, 2019 and 861,111 as of December 31, 2018	3,782,693	3,504,713
Accumulated other comprehensive income (loss)	(111,462)	(118,439)
Accumulated deficit	(1,929,502)	(1,789,664)
Total stockholders’ equity	1,741,729	1,596,610
Total liabilities and stockholders’ equity	$2,652,126	$2,146,703

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Online game	$200,164	$161,553
Advertising and other	65,239	46,679
Total revenue	265,403	208,232
Costs and expenses:
Cost of revenue	121,643	69,042
Research and development	161,880	60,825
Sales and marketing	102,011	50,855
General and administrative	21,504	23,253
Total costs and expenses	407,038	203,975
Income (loss) from operations	(141,635)	4,257
Interest income	443	1,810
Other income (expense), net	2,112	3,401
Income (loss) before income taxes	(139,080)	9,468
Provision for (benefit from) income taxes	(10,252)	3,859
Net income (loss)	$(128,828)	$5,609

Net income (loss) per share attributable to common stockholders:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	926,230	869,627
Diluted	926,230	893,774

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(128,828)	$5,609
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6,963	23,134
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	14	(27)
Other comprehensive income (loss), net of tax	6,977	23,107
Comprehensive income (loss)	$(121,851)	$28,716

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610
Exercise of stock options and ESPP	5,097	—	5,304	—	—	—	5,304
Vesting of ZSUs, net of tax withholdings	2,487	—	—	(11,010)	—	—	(11,010)
Acquisition-related common stock issuance	63,795	1	253,902	—	—	—	253,903
Stock-based compensation expense	—	—	18,773	—	—	—	18,773
Retirements of treasury stock	—	—	—	11,010	—	(11,010)	—
Net income (loss)	—	—	—	—	—	(128,828)	(128,828)
Other comprehensive income (loss)	—	—	—	—	6,977	—	6,977
Balances at March 31, 2019	932,490	$6	$3,782,687	$—	$(111,462)	$(1,929,502)	$1,741,729

					Accumulated
	Class A, B and C Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	870,660	$5	$3,426,500	$—	$(93,497)	$(1,691,768)	$1,641,240
Exercise of stock options and ESPP	1,510	—	3,311	—	—	—	3,311
Vesting of ZSUs, net of tax withholdings	2,748	—	—	(6,364)	—	—	(6,364)
Stock-based compensation expense	—	—	14,113	—	—	—	14,113
Repurchases of common stock	(11,306)	—	—	(41,175)	—	—	(41,175)
Retirements of treasury stock	—	—	—	47,539	—	(47,539)	—
Adoption of ASU 2014-09	—	—	—	—	—	4,024	4,024
Net income (loss)	—	—	—	—	—	5,609	5,609
Other comprehensive income (loss)	—	—	—	—	23,107	—	23,107
Balances at March 31, 2018	863,612	$5	$3,443,924	$—	$(70,390)	$(1,729,674)	$1,643,865

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(128,828)	$5,609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,080	7,731
Stock-based compensation expense	18,773	14,113
(Gain) loss from foreign currency, sales of investments, assets and other, net	154	1,951
(Accretion) and amortization on marketable debt securities, net	(153)	(549)
Noncash lease expense	1,449	—
Change in deferred income taxes and other	(20,374)	1,322
Changes in operating assets and liabilities:
Accounts receivable, net	(30,001)	10,682
Prepaid expenses and other assets	3,318	(4,786)
Accounts payable	(14,293)	(9,574)
Deferred revenue	86,474	11,234
Income tax payable	(5,361)	(5,004)
Operating lease and other liabilities	69,309	(36,676)
Net cash provided by (used in) operating activities	1,547	(3,947)
Cash flows from investing activities:
Purchases of investments	(29,756)	(124,822)
Maturities of investments	8,500	160,000
Sales of investments	4,987	—
Acquisition of property and equipment	(5,058)	(1,424)
Proceeds from sale of property and equipment	46	25
Business acquisitions, net of cash acquired and restricted cash held in escrow	(299,357)	—
Release of restricted cash escrow from business combinations	—	(22,800)
Net cash provided by (used in) investing activities	(320,638)	10,979
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(11,010)	(6,364)
Repurchases of common stock	—	(39,544)
Proceeds from issuance of common stock	4,939	3,311
Repayment of debt	(1,364)	—
Other financing activities, net	(326)	—
Net cash provided by (used in) financing activities	(7,761)	(42,597)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,605	1,476

Net change in cash, cash equivalents and restricted cash	(315,247)	(34,089)
Cash, cash equivalents and restricted cash, beginning of period	579,996	405,677
Cash, cash equivalents and restricted cash, end of period	$264,749	$371,588

Noncash investing activity:
Acquisition-related common stock issuance	$253,903	$—

Noncash financing activities:
Unsettled stock option exercise	$365	$—
Unsettled repurchases of common stock	—	1,631

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

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The interim consolidated financial statements include the operations of the Company and its owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of March 31, 2019 and December 31, 2018, the interim consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2019 and 2018 and the notes to interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, the discount rate used in discounting our operating lease liabilities, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets, and long-lived assets. Actual results could differ materially from those estimates.

For the three months ended March 31, 2019, we recognized $0.6 million of online game revenue and income from operations from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. Further, we recognized $0.2 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. These changes in estimates did not impact our earnings per share for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized $0.4 million of online game revenue and income from operations from games that have been discontinued. This change in estimate did not impact our earnings per share for the three months ended March 31, 2018.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the accounting for implementation costs incurred with a cloud computing arrangement accounted for as a service arrangement with the guidance in ASC Topic 350-40, Internal-Use Software to determine which implementation costs should be capitalized. The ASU permits either a prospective or retrospective transition approach and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing this standard’s impact on its consolidated financial statements.

Issued And Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC Topic 842”) which requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessors, accounting for leases remains substantially the same as in prior periods. We adopted ASC Topic 842 on January 1, 2019 using the alternative transition approach provided in ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”, which allows initial application of the new standard by recognizing a cumulative-effect adjustment on the adoption date.

Adoption Impact – Lessee Accounting

The adoption of ASC Topic 842 on January 1, 2019 resulted in the recognition of right-of-use assets of $9.1 million, which includes the elimination of our remaining prepaid rent and deferred rent balances, current operating lease liabilities of $7.6 million and non-current operating lease liabilities of $12.4 million. The adoption of ASC Topic 842 did not impact our consolidated statement of operations or consolidated statement of cash flows.

ASC Topic 842 also amends the provisions of ASC Topic 420 – Exit or Disposal Obligations to eliminate the concept of cease-use lease liabilities and instead, requires companies to evaluate leases for impairment in accordance ASC 360 – Property, Plant, and Equipment. Accordingly, upon adoption, we derecognized our $10.9 million restructuring cease-use liability related to our Q2 2015 restructuring plan and simultaneously recognized an operating lease liability for an equal amount, with no associated right-of-use asset.

As part of the adoption, the new standard allows a number of practical expedients and exemptions. At transition, we elected the following:

•

The package of practical expedients, which allows us to carryforward our historical lease classification, assessment of whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard;

•	The practical expedient to not separate non-lease components from the related lease components; and

•

The exemption to not apply the balance sheet recognition requirements for leases with a lease term of 12 months or less and instead, expense those costs on a straight-line basis over the lease term, or in the period in which the obligation is incurred, if such costs are variable.

Adoption Impact – Lessor Accounting

There was no impact to our financial statements as a result of adopting ASC Topic 842. ASU 2018-11, “Leases (Topic 842) – Targeted Improvements” also provides lessors with a practical expedient to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (i) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. We have elected this practical expedient.

Refer to Note 6 – “Leases” for further details on our lease arrangements as a lessee and lessor.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended March 31,
	2019	2018
Online game:
Mobile	$182,833	$139,830
Other(1)	17,331	21,723
Online game total	$200,164	$161,553
Advertising and other:
Mobile	$63,260	$42,771
Other(1)	1,979	3,908
Advertising and other total	$65,239	$46,679
Total revenue	$265,403	$208,232

(1)	Includes web for Online Game and web advertising revenue and other revenue for Advertising and Other

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$172,061	$135,996
All other countries(1)	93,342	72,236
Total revenue	$265,403	$208,232

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

Consumable virtual items accounted for 34% of online game revenue in the three months ended March 31, 2019 and 46% of online game revenue in the same period of the prior year. Durable virtual items accounted for 66% of online game revenue in the three months ended March 31, 2019 and 54% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was nine months for both the three months ended March 31, 2019 and March 31, 2018.

Contract Balances

We receive payments from our customers based on the payment terms established in our contracts. Payments for online game revenue are required at time of purchase, are non-refundable and relate to non-cancellable contracts that specify our performance obligations. Such payments are initially recorded to deferred revenue and are recognized into revenue as we satisfy our performance obligations. Further, payments made by our players are collected by payment processors and remitted to us generally within 30 days. Our right to the payments collected on our behalf are unconditional and therefore recorded as accounts receivable, net of the associated payment processing fees.

Payments for advertising arrangements are due based on the contractually stated payment terms. For advertising arrangements, the contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.

During the three months ended March 31, 2019, we recognized $109.5 million of revenue that was included in the current deferred revenue balance on December 31, 2018.

The increase in accounts receivable, net during the three months ended March 31, 2019 was primarily driven by a net increase in accounts receivable of $23.0 million on the acquisition date from our acquisition of Small Giant Games Oy (“Small Giant”) and sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the three months ended March 31, 2019 was primarily driven by the sale of virtual items during the period, which includes contribution from Small Giant, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$43,681	$17	$(5)	$43,693
U.S. government and government agency debt securities	3,001	—	—	3,001
Total	$46,682	$17	$(5)	$46,694

Long-term investments:
Corporate debt securities	$5,968	$4	$—	$5,972
Total	$5,968	$4	$—	$5,972

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$36,230	$2	$—	$36,232
Total	$36,230	$2	$—	$36,232

As of March 31, 2019, all of our short-term investments have contractual maturities of one year or less and all of our long-term investments have contractual maturities between one and two years.

As of March 31, 2019, we did not consider any of our short-term or long-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

4. Fair Value Measurements

Our financial assets consist of cash equivalents, short-term and long-term investments, accounts receivable, net, and leasehold receivables. Cash equivalents, short-term investments and long-term investments, which consist of money market funds, corporate debt securities and U.S. government and government agency debt securities, are reported at fair value. Accounts receivable, net and leasehold receivables are stated at the net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, which are stated at the invoiced or estimated payout amount, respectively, and approximate fair value, contingent consideration obligations as a result of business acquisitions, which are reported at fair value, lease liabilities, which approximate fair value and loans drawn against our Credit Facility; see Note 10 – “Debt” for further discussion on the loans drawn against our Credit Facility.

As of March 31, 2019, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future profitability performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date and subsequent reporting period fair values of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Gram Games’ projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. As of December 31, 2018, the estimated fair value of the Gram Games contingent consideration obligation was $49.0 million and as of March 31, 2019, the estimated fair value of the contingent consideration obligation increased to $75.5 million, primarily due to stronger than expected performance and the increased probability of achievement. Accordingly, for the three months ended March 31, 2019, we recognized $26.5 million of related research and development expenses in our consolidated statement of operations.

Under the terms of the Small Giant acquisition, contingent consideration may be payable based on the achievement of certain future profitability performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date and subsequent reporting period fair values of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Small Giant’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. At acquisition, the estimated fair value of the contingent consideration obligation was $98.0 million. As of March 31, 2019, the estimated fair value of the contingent consideration obligation increased to $157.0 million, primarily due to stronger than expected performance and the increased probability of achievement. Accordingly, for the three months ended March 31, 2019, we recognized $59.0 million of related research and development expense in our consolidated statement of operations.

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

The composition of our financial assets and liabilities as of March 31, 2019 and December 31, 2018 among the three levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$272	$—	$—	$272
Corporate debt securities	—	3,994	—	3,994
Short-term investments:
Corporate debt securities	—	43,693	—	43,693
U.S. government and government agency debt securities	—	3,001	—	3,001
Long-term investments:
Corporate debt securities	—	5,972	—	5,972
Total financial assets	$272	$56,660	$—	$56,932
Liabilities:
Contingent consideration	$—	$—	$232,500	$232,500

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$565	$—	$—	$565
Corporate debt securities	—	4,987	—	4,987
Short-term investments:
Corporate debt securities	—	36,232	—	36,232
Total financial assets	$565	$41,219	$—	$41,784
Liabilities:
Contingent consideration	$—	$—	$49,000	$49,000

The following table presents the activity for the three months ended March 31, 2019 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2018	$49,000
Additions	98,000
Fair value adjustments	85,500
Contingent consideration obligation – March 31, 2019	$232,500

We had no transfers between valuation levels from December 31, 2018 to March 31, 2019.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Computer equipment	$21,434	$20,624
Software	35,163	34,937
Land	89,130	89,130
Building and building improvements	203,659	203,873
Furniture and fixtures	10,524	10,321
Leasehold improvements	9,272	6,144
Total property and equipment, gross	$369,182	$365,029
Less: Accumulated depreciation	(101,081)	(98,472)
Total property and equipment, net	$268,101	$266,557

The following represents our property and equipment, net by location (in thousands):

	March 31,	December 31,
	2019	2018
United States	$261,170	$262,844
All other countries	6,931	3,713
Total property and equipment, net	$268,101	$266,557

6. Leases

Lessee Arrangements

We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and we have control over its use, the contract is (or contains) a lease. In determining if there is an identified asset, we apply judgment in assessing whether the supplier has a substantive substitution right based on the supplier’s practical ability to substitute the asset and the economic benefit to do so. If it is determined that a substantive substitution right exists, the contract is not a lease and is not accounted for under ASC Topic 842. With the respect to the servers utilized in certain hosting and data storage arrangements, the Company determined that a substantive substitution right existed given the location of the servers at the supplier’s premises, a lack of contractual restrictions preventing the supplier from substituting the servers throughout the period of use and the economic incentive for the supplier to substitute the servers as needed in order to efficiently handle varying levels of demand from its various customers.

Our operating leases are primarily for office facilities. Certain leases include options to extend the lease for a set number of years or early terminate the lease prior to the contractually defined expiration date. We include such extension periods in the lease term when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised. As of March 31, 2019, the weighted-average remaining lease term for our operating leases was 3.5 years.

We record right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet for operating leases with lease terms greater than 12 months. We have elected not to apply the balance sheet recognition requirements to leases with lease terms of 12 months or less (“short-term leases”). Additionally, we do not separate lease components from non-lease components and therefore allocate the entire consideration to the lease component(s).

Right-of-use assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total required fixed payments over the lease term, with the right-of-use assets further adjusted for any payments made prior to lease commencement, lease incentives received and/or initial direct costs incurred. Certain lease arrangements also include variable payments for costs such as common-area maintenance, utilities, taxes or other operating costs, which are based on a percentage of actual expenses incurred or a fluctuating rate which is unknown at the inception of the contract. These variable lease payments are excluded from the measurement of the lease liability.

In determining the present value of lease payments, we discount future lease payments using our incremental borrowing rate since the implicit rate in our various leases is unknown. The incremental borrowing rate is determined at lease commencement for each individual lease and is based on a number of factors, including relevant observable debt transactions, the current economic environment, lease term and currency in which the lease is denominated. As of March 31, 2019, the weighted-average incremental borrowing rate for our operating leases was 5.35%.

We recognize lease expense for operating leases and short-term leases on a straight-line basis over the lease term. Variable lease payments are recognized when the underlying uncertainty is resolved, which is generally when the obligation for those costs are incurred. These expenses are presented as operating expenses in the consolidated statement of operations. For the three months ended March 31, 2019, the components of lease expense were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease expense	$1,778
Variable lease expense	523
Total lease expense (1)	$2,301

(1)	The expense associated with short-term leases with a lease term of greater than one month were not material for the three months ended March 31, 2019.

For the three months ended March 31, 2019, supplemental cash and noncash information related to operating leases, excluding any transition adjustments, was as follows (in thousands):

Three Months Ended March 31,
2019
Fixed operating lease payments	$2,273
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	$11,076

As of March 31, 2019, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2019	$7,780
2020	9,611
2021	7,860
2022	3,898
2023	2,946
2024	179
Thereafter	—
Total lease payments	32,274
Less: Imputed interest	(3,120)
Total lease liability balance	$29,154

As of March 31, 2019, we do not have any leases that have not yet commenced that create significant rights and obligations.

During the third quarter of 2018, we executed an assignment of our Oxford office lease associated with our fourth quarter 2017 restructuring plan. The original lease term ends in November 2022, with a lessee option to early terminate in November 2019. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent to be used by the landlord in the event of the assignee’s non-performance.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $2.2 million as of March 31, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of March 31, 2019, the fair value of this guarantee is not material.

Lessor Arrangements

We own the building where our San Francisco headquarters is located and have operating lease arrangements with tenants for the remaining available office space. One tenant currently occupies a portion of the building and will eventually occupy approximately 43% of the building, with the lease term concluding in February 2027. The tenant also has two options to extend the lease term for a period of five years each. The original agreement provides for total lease payments of $167.3 million with escalating lease payments and various lease incentives to be recognized on a straight-line basis over the lease term. In February 2019, the original agreement was amended to provide additional space to the tenant, resulting in an additional $5.1 million of lease payments to be received over the lease term and an additional $0.8 million of lease incentives for tenant improvements. As of March 31, 2019, we have a current lease incentive obligation of $43.8 million related to tenant improvements under this lease.

Further, in October 2018, we entered into a lease agreement to provide approximately 17% of our San Francisco headquarters to another tenant expected to commence in May 2019 with the lease term concluding in September 2031. The tenant has an option to extend the lease term for an additional five years. The agreement provides for total lease payments of $145.8 million with escalating lease payments and various lease incentives, including a tenant improvement allowances of $2.4 million.

We have operating lease arrangements with other tenants for our owned corporate headquarters, however, the lease payments are not material to the consolidated financial statements.

We do not separate lease components from non-lease components and therefore allocate the entire consideration in our contracts to the lease components. All of the lease and non-lease components qualify for accounting under ASC Topic 842.

We recognize lease income, net of the lease incentives, within other income (expense), net in the consolidated statement of operations. Variable payments for non-lease components generally include the tenants’ share of the building’s operating expenses, such as common-area maintenance and utilities, which are based on the tenant’s percentage share of total building expenses incurred or a fluctuating rate which is unknown at the inception of the contract. Variable costs are recognized as lease income in the period in which the underlying services are provided. Further, variable payments for the tenant’s share of building related taxes, which are based on a percentage of total building square footage occupied, are recognized as lease income in the period in which the taxes are incurred.

For the three months ended March 31, 2019, the components of lease income were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease income	$4,621
Variable lease income	498
Total lease income	$5,119

As of March 31, 2019, cash to be received from future operating lease payments were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2019	$13,193
2020	25,927
2021	31,521
2022	32,467
2023	33,441
2024	34,444
Thereafter	136,535
Total lease payments	$307,528

7. Acquisitions

Small Giant Acquisition

On January 2, 2019, we acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant, a Finnish Company, to expand our live service portfolio and new game pipeline, for total purchase consideration of $715.5 million. The remaining 20% will be acquired ratably for potential additional cash consideration payable annually based upon the achievement of specified profitability metrics by Small Giant during each of the three years following the closing. The equity rights and privileges of the remaining Small Giant shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction is accounted for as if the Company acquired 100% of Small Giant on the acquisition date. The future payments associated with Zynga’s acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $333.6 million in cash, $30.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties, 63,794,746 shares of our Class A common stock valued at $253.9 million at the acquisition date and contingent consideration of $98.0 million at the acquisition date.  We will record changes in the fair value of the contingent consideration within our consolidated statement of operations in each future reporting period as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate).

Additionally, in connection with the transaction, the Company executed noncompetition agreements with the management of Small Giant for a term of three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, liabilities assumed, contingent consideration payable and related goodwill acquired from Small Giant (in thousands):

Total
Cash	$34,193
Accounts receivable, net	22,974
Prepaid expenses	2,561
Intangible assets, net:
Developed technology, useful life of 5 years	155,000
Trade names, useful life of 7 years	32,000
Goodwill	529,290
Property and equipment, net	180
Right-of-use assets	883
Other non-current assets	120
Total assets acquired	777,201
Accounts payable	(1,716)
Income tax payable	(5,623)
Operating lease liabilities	(380)
Other current liabilities	(16,126)
Deferred tax liabilities, net	(37,400)
Non-current operating lease liabilities	(503)
Total liabilities	(61,748)
Total purchase price consideration	$715,453

Fair value of Zynga Stock Consideration issued(1)	(253,903)
Non-current contingent consideration payable	(98,000)
Total cash consideration	$363,550

(1)

The fair value of the Zynga Stock Consideration above is estimated based on the total shares issued of 63,794,746 and the closing stock price of Zynga’s Common A stock on January 2, 2019 of $3.98 per share.

The fair value of our intangible assets, net was determined using a risk-adjusted, discounted cash flow model.

Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities assumed, identifiable intangible assets, income and non-income based taxes and residual goodwill.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The weighted-average amortization period of the acquired intangible assets was 5.3 years at acquisition.

The results of operations from Small Giant have been included in our consolidated statement of operations since the date of acquisition. During the three months ended March 31, 2019, Small Giant represented $12.9 million of our total revenue and $42.9 million of our total net loss. Transaction costs incurred by the Company in connection with the Small Giant acquisition, including transfer taxes and professional fees, were $7.4 million for the three months ended March 31, 2019 and were recorded within general and administrative expenses in our consolidated statements of operations.

The following table summarizes the pro forma consolidated information of the Company assuming the acquisition of Small Giant had occurred as of January 1, 2018. The unaudited pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired, depreciation expense for tangible assets acquired, and recognition of tax benefits primarily related to the amortization of the intangible asset deferred tax liability. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2018.

	Three Months Ended March 31,
	2019	2018
Total revenue	$265,403	$221,248
Net loss	$(121,864)	$(15,514)
Basic and diluted earnings per share	$(0.13)	$(0.02)

The significant nonrecurring adjustments reflected in the pro forma consolidated information above include the reclassification of the transactions costs and the related income tax impacts incurred after the acquisition to the earliest period presented. Further, the pro forma consolidated net loss for the three months ended March 31, 2019 includes the $59.0 million of expense recorded to Zynga’s consolidated statement of operations related to the increase in the estimated fair value of the Small Giant contingent consideration payable.

8. Goodwill and Intangible Assets, net

The following table presents the changes to goodwill for the three months ended March 31, 2019 (in thousands):

Goodwill – December 31, 2018 (1)	$934,187
Additions	529,290
Foreign currency translation adjustments (2)	7,888
Goodwill – March 31, 2019 (1)	$1,471,365

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The increase is primarily related to translation adjustments on goodwill associated with the acquisitions of NaturalMotion and Small Giant, which have functional currencies denominated in British Pounds and the Euro, respectively.

The details of our acquisition-related intangible assets as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$418,707	$(185,129)	$233,578
Trademarks, branding and domain names	64,271	(13,440)	50,831
Noncompetition agreements	8,390	(7,806)	584
Acquired lease intangibles	5,708	(5,555)	153
Total	$497,076	$(211,930)	$285,146

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$263,720	$(167,664)	$96,056
Trademarks, branding and domain names	32,772	(11,702)	21,070
Noncompetition agreements	8,390	(7,107)	1,283
Acquired lease intangibles	5,708	(5,517)	191
Total	$310,590	$(191,990)	$118,600

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of March 31, 2019 and December 31, 2018. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $17.6 million for the three months ended March 31, 2019. Comparatively, amortization expense related to intangible assets was $4.5 million for the three months ended March 31, 2018.

As of March 31, 2019, the weighted-average remaining useful lives of our acquired intangible assets are 4.2 years for developed technology, 6.5 years for trademarks, branding and domain names, 1.8 years for noncompetition agreements, 1.2 years for acquired lease intangibles and 4.6 years in total, for all acquired intangible assets.

As of March 31, 2019, future amortization expense related to our intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2019	$49,871
2020	66,160
2021	58,610
2022	51,383
2023	40,883
2024	6,786
Thereafter	5,333
Total	$279,026

9. Income Taxes

On a consolidated basis, the benefit from income taxes during the three months ended March 31, 2019 was $10.3 million and the provision for income taxes during the three months ended March 31, 2018 was $3.9 million, a change of $14.1 million. The net change was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and Gram Games.

10. Debt

In December 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets, excluding the Company’s San Francisco corporate headquarters. The Credit Facility will reduce to $150.0 million upon the earlier of (i) a sale of the Company’s corporate headquarters or (ii) the first anniversary of the closing date, unless, within 90 days after such anniversary, the Company mortgages its corporate headquarters as collateral to secure the Credit Facility. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

At the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (the “Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio (“LIBOR Loan”).  The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a one-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

On December 28, 2018, the Company drew against the Credit Facility for a $100.0 million LIBOR Loan, with a three-month interest period at an interest rate of 4.31%. On March 28, 2019, the Company continued the $100.0 million LIBOR loan, for another three-month interest period, at an interest rate of 4.10%. The Company has an additional $100.0 million of borrowing capacity remaining under the Credit Facility as of March 31, 2019. The estimated fair value of the loan drawn against the Credit Facility, which is based on Level 2 inputs, approximated its carrying value as of March 31, 2019.

Debt issuance costs associated with the Credit Facility were capitalized and will amortize on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to other income (expense), net in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued accounts payable	$42,703	$22,669
Accrued compensation liability	28,568	41,554
Accrued restructuring liability	—	3,449
Contingent consideration payable	94,900	17,300
Accrued payable from acquisitions	35,000	35,000
Accrued lease incentive obligation	43,787	24,895
Value-added taxes payable	2,186	2,624
Other current liabilities	10,096	9,338
Total other current liabilities	$257,240	$156,829

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Contingent consideration obligation	$137,600	$31,700
Accrued payable from acquisitions	30,000	—
Accrued restructuring liability	—	7,613
Uncertain tax positions liability, including interest and penalties	10,848	10,065
Other non-current liabilities	2,919	3,208
Total other non-current liabilities	$181,367	$52,586

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“ZSUs”) and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$284	$431
Research and development	11,715	8,625
Sales and marketing	2,487	1,836
General and administrative	4,287	3,221
Total stock-based compensation expense	$18,773	$14,113

On March 27, 28 and 29, 2019, a director of the Company ratably exercised 3.2 million stock options, of which 2.1 million were unsettled as of March 31, 2019. As a result, the Company recorded a current receivable of $0.4 million as of March 31, 2019 related to the exercise proceeds to be received. Further, the Company recorded a $5.4 million current receivable and payable as of March 31, 2019 related to the tax withholding. The total $5.8 million of cash was subsequently received from the director on April 1 and 2, 2019.

The following table shows stock option activity for the three months ended March 31, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2018	36,185	$2.35	$57,510	6.23
Granted	4,647	5.37
Forfeited, expired and cancelled	—	2.80
Exercised	(3,835)	0.37
Balance as of March 31, 2019	36,997	$2.93	$88,970	7.06

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Three Months Ended March 31, 2019
Expected term, in years	6
Risk-free interest rates	2.53%
Expected volatility	43%
Dividend yield	—
Weighted-average estimated fair value of options granted	$2.41

The following table shows a summary of ZSU activity for the three months ended March 31, 2019 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2018	52,482	$3.49	$206,254
Granted	3,503	5.18
Vested	(5,717)	3.24
Forfeited	(1,051)	2.77
Unvested as of March 31, 2019	49,217	$3.66	$262,332

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three months ended March 31, 2019, no share repurchases were made under the 2018 Share Repurchase Program.

In November 2016, we announced that our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200.0 million of our outstanding shares of Class A common stock (“2016 Share Repurchase Program”). In 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted-average price of $3.59 per share for a total of $65.4 million.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2018	$(118,441)	$2	$(118,439)
Other comprehensive income (loss) before reclassifications	6,963	14	6,977
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	6,963	14	6,977
Balance as of March 31, 2019	$(111,478)	$16	$(111,462)

14. Net Income (Loss) Per Share of Common Stock

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

Three Months Ended March 31,
2019
Class A
BASIC AND DILUTED:
Net income (loss) attributable to common stockholders	$(128,828)
Weighted-average common shares outstanding	926,230
Net income (loss) per share attributable to common stockholders	$(0.14)

	Three Months Ended March 31,
	2018
	Class	Class	Class
	A	B	C
BASIC:
Net income (loss) attributable to common stockholders – basic	$5,047	$430	$132
Weighted-average common shares outstanding – basic	782,370	66,740	20,517
Net income (loss) per share attributable to common stockholders – basic	$0.01	$0.01	$0.01
DILUTED:
Net income (loss) attributable to common stockholders – basic	$5,047	$430	$132
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	132	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	430	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	41	(3)
Net income (loss) attributable to common stockholders – diluted	$5,609	$471	$129
Weighted-average common shares outstanding – basic	782,370	66,740	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—
Conversion of Class B to Class A common shares outstanding	66,740	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	10,166	8,296	—
ZSUs	12,605	—	—
Performance-based ZSUs	1,376	—	—
Weighted-average common shares outstanding – diluted	893,774	75,036	20,517
Net income (loss) per share attributable to common stockholders – diluted	$0.01	$0.01	$0.01

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options and employee stock purchase plan	36,713	7,374
ZSUs	50,298	3,042
Total	87,011	10,416

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of March 31, 2019, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
2019	$11,679
2020	42,328
Thereafter	—
Total	$54,007

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of March 31, 2019, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
2019	$20,382
2020	20,165
2021	9,513
Thereafter	—
Total	$50,060

Excluded from tables above is our uncertain income tax position liability of $10.8 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

Following satisfaction of all aspects of the scheduling order, and the lack of any objection by any shareholder, the court held the final approval hearing on January 18, 2019. At the hearing, the court determined the proposed settlement to be fair, adequate, and reasonable, and entered an order approving the $12.0 million settlement and dismissing the underlying action with prejudice. The court also approved a fee award to plaintiff’s counsel in the amount of $2.3 million. The Company has received the $12.0 million settlement proceeds, and has distributed the fee award to plaintiff’s counsel from those proceeds, resulting in a net settlement amount of $9.7 million retained by the Company. The benefit from the net settlement was included in general and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2019.

The court’s judgment terminating the action is now final, and the Company considers this matter fully resolved.

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

Overview

We are a leading provider of social game services with approximately 72 million average mobile monthly active users (“MAUs”) in the first quarter of 2019. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the first quarter of 2019, we had approximately 1.4 million average mobile monthly unique payers (“MUPs”), who represented approximately 3.3% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Small Giant Acquisition

On January 2, 2019, we acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant to expand our live service portfolio and new game pipeline, for total purchase consideration of $715.5 million. The remaining 20% will be acquired ratably for potential additional cash consideration payable annually based upon the achievement of specified profitability metrics by Small Giant during each of the three years following the closing. The equity rights and privileges of the remaining Small Giant shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction is accounted for as if the Company acquired 100% of Small Giant on the acquisition date. The future payments associated with Zynga’s acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $333.6 million in cash, $30.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties, 63,794,746 shares of our Class A common stock valued at $253.9 million at the acquisition date, and contingent consideration of $98.0 million at the acquisition date.

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance”, mobile online game revenue is recognized ratably over the estimated average playing period of payers while platform fees are expensed as incurred. Accordingly, bookings from Small Giant’s Empires & Puzzles will initially be deferred and recognized into revenue ratably over the estimated average playing period of payers – which we expect will continue to result in a significant increase in deferred revenue in 2019.

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

In 2019, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the three months ended March 31, 2019, we estimate that 51%, 40% and 7% of our revenue and 49%, 45% and 5% of our bookings were generated on Apple, Google and Facebook platforms, respectively, while in the same period of the prior year, we estimate that 50%, 36% and 10% of our revenue and 50%, 37% and 10% of our bookings were generated on Apple, Google and Facebook platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In addition, we also incur licensing fees related to the use of intellectual property within our games and our operating margins can be affected by the mix of player purchases from games in which we own the intellectual property as compared to games in which we license certain intellectual properties. For example, we use licensed intellectual property as creative assets in games such as Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property for Harry Potter™, Star Wars™ and Game of Thrones™. While overall bookings within these games will benefit our revenue, a shift in the mix of our revenue towards such games using licensed intellectual property could decrease our operating margins.

Advertising and other. Advertising revenue primarily includes display ads, engagement ads and offers and branded virtual items and sponsorships. Other revenue primarily consists of royalties received from the licensing of our brands.

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

We use revenue and bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that bookings are useful in evaluating our business, this information should be considered as supplemental in nature and is not intended to be considered in isolation of, as a substitute for, or as superior to, revenue recognized in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of Revenue to Bookings:
Revenue	$265,403	$208,232
Change in deferred revenue	94,082	11,240
Bookings	$359,485	$219,472

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$246,093	$182,601
Change in mobile deferred revenue	95,305	10,822
Mobile bookings	$341,398	$193,423

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

Key Operating Metrics

We manage our business by tracking several operating metrics: “Mobile DAUs,” which measure daily active users of our mobile games, “Mobile MAUs,” which measure monthly active users of our mobile games, “Mobile MUUs,” which measure monthly unique users of our mobile games, “Mobile MUPs,” which measure monthly unique payers in our mobile games, and “Mobile ABPU,” which measures our average daily mobile bookings per average Mobile DAUs, each of which is recorded and estimated by our internal analytics systems. We determine these operating metrics by using internal company data based on tracking of user account activity. We also use information provided by third parties, including third party network logins provided by platform providers, to help us track whether a player logged in under two or more different user accounts is the same individual. We believe that the amounts are reasonable estimates of our user base for the applicable period of measurement and that the methodologies we employ and update from time-to-time are reasonably based on our efforts to identify trends in player behavior; however, factors relating to user activity and systems and our ability to identify and detect attempts to replicate legitimate player activity may impact these numbers.

Mobile DAUs. We define Mobile DAUs as the number of individuals who played one of our mobile games during a particular day. Under this metric, an individual who plays two different mobile games on the same day is counted as two Mobile DAUs. We use information provided by third parties to help us identify individuals who play the same mobile game to reduce this duplication. However, because we do not always have the third party network login data to link an individual who has played under multiple user accounts, a player may be counted as multiple Mobile DAUs. Average Mobile DAUs for a particular period is the average of the Mobile DAUs for each day during that period. We use Mobile DAUs as a measure of mobile audience engagement.

Mobile MAUs. We define Mobile MAUs as the number of individuals who played one of our mobile games in the 30-day period ending with the measurement date. Under this metric, an individual who plays two different mobile games in the same 30-day period is counted as two Mobile MAUs. We use information provided by third parties to help us identify individuals who play the same mobile game to reduce this duplication. However, because we do not always have the third party network login data to link an individual who has played under multiple user accounts, a player may be counted as multiple Mobile MAUs. Average Mobile MAUs for a particular period is the average of the Mobile MAUs at each month-end during that period. We use Mobile MAUs as a measure of total mobile game audience size.

Mobile MUUs. We define Mobile MUUs as the number of individuals who played one or more of our mobile games, which we were able to verify were played by the same individual in the 30-day period ending with the measurement date. An individual who plays more than one of our mobile games in a given 30-day period would be counted as a single Mobile MUU to the extent we can verify that the mobile games were played by the same individual. However, because we do not always have the third party network login data necessary to link an individual who has played under multiple user accounts in a given 30-day period, an individual may be counted as multiple Mobile MUUs. Because many of our players play more than one mobile game in a given 30-day period, Mobile MUUs are always equal to or lower than Mobile MAUs in any given time period. Average Mobile MUUs for a particular period is the average of the Mobile MUUs at each month end during that period. We use Mobile MUUs as a measure of total audience reach across our network of mobile games.

Mobile MUPs. We define Mobile MUPs as the number of individuals who made a payment in a mobile game at least once during the applicable 30-day period through a payment method for which we can quantify the number of individuals. Mobile MUPs do not include individuals who use certain payment methods for which we cannot quantify the number of unique payers. However, because we do not always have the third party network login data necessary to link an individual who has paid under multiple user accounts in a 30-day period, a player who has paid using multiple user accounts may be counted as multiple Mobile MUPs. Mobile MUPs are presented as an average of the three months in the applicable quarter. We use Mobile MUPs as a measure of the number of individuals who made payments across our network of mobile games during a 30-day period.

Mobile ABPU. We define Mobile ABPU as our total mobile bookings in a given period, divided by the number of days in that period, divided by, the average Mobile DAUs during the period. We believe that Mobile ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as management. We use Mobile ABPU as a measure of overall monetization across all of our mobile players through the sale of virtual items and advertising.

Our business model for our social games is designed so that, as there are more players that play our games, social interactions increase and the more valuable our games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual items are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual items. Accordingly, we primarily focus on the aforementioned key operating metrics, which together we believe best reflect key audience metrics.

Consistent with our focus on mobile gaming platforms, beginning with the first quarter of 2019, we now report these audience-related metrics based only on mobile platforms. We have ceased including our web-based games in these audience metrics as a result of their decreasing significance as part of our overall financial and operating results and the technical challenges resulting from increased volumes of apparent player activity that we are unable to reliably validate and de-duplicate, as these web-based games are generally more susceptible than mobile platforms in attempts to replicate legitimate player activity.

In order to provide our best estimates of actual player metrics, we continually evaluate our methodologies including estimating audience metrics by applying data science techniques to identify suspicious player behavior. While we devote significant time and effort to developing player metrics, our estimates may not accurately reflect the actual amount of players in a reported period and our methodologies do not consistently identify all invalid traffic in prior reporting periods.

Specifically, for the three months ending March 31, 2019, we updated our methodologies and approaches for identifying automated attempts to replicate legitimate player activity. Our estimation of such invalid traffic can vary from period to period, and we have identified periodic spikes in such activity (for example, in December 2018 when we previously included web-based games in our audience metrics, an invalid spike in web-based Zynga Poker player activity resulted in our exclusion of the game’s web-based audience data from that month).

The table below shows estimated average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(users and payers in millions)
Average Mobile DAUs(1) (3)	22	23
Average Mobile MAUs(1) (3)	72	82
Average Mobile MUUs(2) (3)	43	46
Average Mobile MUPs(2) (3)	1.4	1.0
Mobile ABPU	$0.170	$0.095

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals. Specifically, for the three months ended March 31, 2019, Mobile DAUs and Mobile MAUs incrementally include Solitaire, our Facebook Instant Games, games acquired from Gram Games in May 2018 and games acquired from Small Giant in January 2019; and for the three months ended March 31, 2018, Mobile DAUs and Mobile MAUs incrementally include Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and the casual card games acquired in December 2017.

(2)

Games referenced in footnote (1) are excluded from Mobile MUUs and Mobile MUPs to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)

Amounts reported for the three months ended March 31, 2018 have not been adjusted to reflect any subsequent updates to the reporting and estimation methodologies used to identify attempts to replicate legitimate player activity due to the potential variability in player behavior and other factors that can influence the various data sets. Assuming consistency in the player data profiles across periods, we estimate that the impact of new methodologies on the amounts previously reported during 2018 may reduce our average Mobile DAUs and average Mobile MAUs by approximately 5-10%. As a result, these audience metrics may not be comparable to prior periods.

Average Mobile DAUs and Mobile MAUs decreased in the three months ended March 31, 2019 compared to the same period of the prior year primarily due to declines in mobile audience for Zynga Poker, Words With Friends, Solitaire and older mobile games, with the decrease in average Mobile MAUs further driven by declines in mobile audience for games on mobile messenger platforms (i.e., Facebook Instant Games). The overall decline in Mobile DAUs and Mobile MAUs was partially offset by the contribution from Gram Games and Small Giant, as these games were acquired in May 2018 and January 2019, respectively.

Average Mobile MUUs decreased in the three months ended March 31, 2019 compared to the same period of the prior year primarily due to a decline in Mobile MAUs from Zynga Poker and older mobile games, partially offset by an increase from mobile unique users from our casual card games, which were tracked in the Company's internal analytics systems for the first time beginning in the first quarter of 2019. Average Mobile MUPs increased primarily from mobile unique payers from our casual card games. Mobile ABPU increased in the three months ended March 31, 2019 compared to the same period of the prior year due to an increase in mobile bookings and decrease in Mobile DAUs.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in our paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique mobile payer bookings per Mobile MUP:

	Three Months Ended March 31,
	2019	2018
Average monthly unique mobile payer bookings (in millions)(1)	$48	$45
Average Mobile MUPs (in millions)(2)	1.4	1.0
Monthly unique mobile payer bookings per Mobile MUP(3)	$34	$43

(1)

Average monthly unique mobile payer bookings represent the monthly average amount of mobile bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes mobile bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising. For the three months ended March 31, 2019, mobile bookings from Solitaire, our Facebook Instant Games, games acquired from Gram Games in May 2018 and games acquired from Small Giant in January 2019 are excluded. For the three months ended March 31, 2018, mobile bookings from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and the casual card games acquired in December 2017 are excluded.

(2)

For the three months ended March 31, 2019, Mobile MUPs from Solitaire, our Facebook Instant Games, games acquired from Gram Games in May 2018 and games acquired from Small Giant in January 2019 are excluded. For the three months ended March 31, 2018, Mobile MUPs from Daily Celebrity Crossword, Solitaire, our Facebook Instant Games and the casual card games acquired in December 2017 are excluded.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended March 31, 2019 to the same period of the prior year, average monthly unique mobile payer bookings increased primarily due to the contribution from the casual card games acquired in December 2017, which were tracked in the Company's internal analytics systems for the first time beginning during the first quarter of 2019, while average monthly unique mobile payer bookings per Mobile MUP decreased due to a larger increase in Mobile MUP relative to the increase in average monthly unique mobile payer bookings.

Although we monitor our unique mobile payer metrics, we focus on monetization, including in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual items and advertising. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games and expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly revenue or bookings trends.

Q1 2019 Highlights

•	Mobile Growth. We delivered our best mobile revenue and bookings performance in Zynga history, with mobile revenue of $246.1 million and mobile bookings of $341.4 million.
•

Small Giant Acquisition. On January 2, 2019, the Company acquired 80% of Small Giant, the creators of Empire & Puzzles – an approachable match-3 mobile game with deeper gameplay elements including hero collection, base building and social alliances, for total purchase price consideration of $715.5 million, which includes a mix of both cash and Zynga common stock. We will acquire the remaining 20% of Small Giant’s shares ratably for potential additional cash consideration during each of the three years following the closing.

•

Adoption of ASC Topic 842. We adopted ASC Topic 842 Leases on January 1, 2019. Under a cumulative-effect transition method, we recognized right-of-use assets of $9.1 million, which includes the elimination of our remaining prepaid rent and deferred rent balances, current operating lease liabilities of $7.6 million and non-current operating lease liabilities of $12.4 million.

•

Derivative Litigation Settlement. Final court approval was granted with respect to a certain stockholder derivative litigation, resulting in a net settlement amount of $9.7 million retained by the Company. The benefit from the net settlement was included in general and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2019.

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

Launch of new games and release of enhancements. Our revenue and bookings results have been driven by the launch of new games and the release of fresh content and new features in existing games. Our future success depends on our ability to innovate and provide fresh content to keep our existing players engaged, while also engaging new and lapsed players, and launch and monetize new titles on various platforms. Although the amount of revenue and bookings we generate from an enhancement to an existing game or launch of a new game or can vary significantly, we expect our revenue and bookings to be correlated to our success in releasing engaging content and features for our existing games and the success and timely launch of our new games. Further, revenue and bookings from many of our games may decline over time after reaching a peak of popularity and player usage. We often refer to the speed of this decline as the decay rate of a game. As a result of this decline in the revenue and bookings of our games, our business depends on our ability to consistently release fresh content for our existing games and launch new games that achieve significant popularity and have the potential to become franchise games.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Online game:
Mobile	$182,833	$139,830	31%
Other(1)	17,331	21,723	(20)%
Online game total	$200,164	$161,553	24%
Advertising and other:
Mobile	$63,260	$42,771	48%
Other(1)	1,979	3,908	(49)%
Advertising and other total	$65,239	$46,679	40%
Total revenue	$265,403	$208,232	27%

(1)	Includes web for Online Game and web advertising revenue and other revenue for Advertising and Other.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total revenue increased $57.2 million in the three months ended March 31, 2019 compared to the same period of the prior year, while bookings increased $140.0 million in the three months ended March 31, 2019 compared to the same period of the prior year.

Mobile online game revenue increased $43.0 million in the three months ended March 31, 2019 compared to the same period of the prior year, while other online game revenue decreased $4.4 million over the same period, resulting in a net online game revenue increase of $38.6 million.

The increase in mobile online game revenue of $43.0 million was primarily attributable to increases in revenue from Merge Dragons! of $27.7 million and Empires & Puzzles of $10.6 million, as these games were acquired in May 2018 and January 2019, respectively. The increase was further supplemented by an increase in revenue from our casual card games in the amount of $9.8 million as a result of higher amortization of prior period deferred revenue and Words with Friends in the amount of $6.0 million due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were offset by a decrease in revenue from Zynga Poker and Dawn of Titans in the amounts of $6.2 million and $5.0 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net increase of $0.1 million. The decrease in other online game revenue of $4.4 million was primarily attributable to a decrease in web revenue from FarmVille 2 and Zynga Poker in the amounts of $2.3 million and $2.2 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other web games accounted for the remaining net increase of $0.1 million.

For the three months ended March 31, 2019, we recognized $0.6 million of online game revenue and income from operations from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. Further, we recognized $0.2 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. These changes in estimates did not impact our earnings per share for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized $0.4 million of online game revenue and income from operations from games that have been discontinued. This change in estimate did not impact our earnings per share for the three months ended March 31, 2018.

In the three months ended March 31, 2019, Zynga Poker, Merge Dragons!, and CSR Racing 2, were our top online revenue-generating games and comprised 15%, 14%, and 13%, respectively, of our online game revenue for the period. In the three months ended March 31, 2018, Zynga Poker, CSR Racing 2 and Hit It Rich! Slots were our top online revenue-generating games and comprised 23%, 12% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 34% of online game revenue in the three months ended March 31, 2019 and 46% of online game revenue in the same period of the prior year. Durable virtual items accounted for 66% of online game revenue in the three months ended March 31, 2019 and 54% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was nine months for both the three months ended March 31, 2019 and 2018.

Mobile advertising revenue increased $20.5 million in the three months ended March 31, 2019 as compared to the same period of the prior year, while other advertising and other revenue decreased $1.9 million, resulting in a net advertising and other increase of $18.6 million.

The increase in mobile advertising revenue of $20.5 million was primarily due to a $17.1 million increase in mobile in-game display ads, primarily driven by ad inventory optimizations in our Words with Friends games, casual card games and the games recently acquired from Gram Games. Further, the increase in mobile advertising revenue from in-game display ads was supplemented by a higher average price per advertising unit, due a shift in our product mixture. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement ads and other revenue of $3.2 million, primarily driven by advertising revenue generated from recently acquired Empires & Puzzles, and an increase of $0.2 million in mobile in-game sponsorships. The decrease in other advertising and other revenue of $1.9 million was primarily due to a decrease in revenue of $1.8 million from the completion of third party licensing agreements during the first quarter of 2018. The remaining decrease in other advertising and other revenue was due to a decrease in web advertising revenue of $0.1 million.

International revenue as a percentage of total revenue was 35% in the three months ended March 31, 2019 and 2018.

Cost of revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Cost of revenue	$121,643	$69,042	76%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Cost of revenue increased $52.6 million in the three months ended March 31, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $38.4 million in payment processing fees from bookings generated from mobile payment processors and $13.3 million in intangible asset amortization driven by our Small Giant and Gram Games acquisitions.

Research and development

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Research and development	$161,880	$60,825	166%

Three Months Ended March 31, 2019 Compared to Three Months March 31, 2018

Research and development expenses increased $101.1 million in the three months ended March 31, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $85.5 million in the fair value of the contingent consideration related to our Small Giant and Gram Games acquisitions, $7.5 million in headcount-related expenses and $3.1 million in stock-based compensation expense.

Sales and marketing

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Sales and marketing	$102,011	$50,855	101%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Sales and marketing expenses increased $51.2 million in the three months ended March 31, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $31.5 million and $23.6 million in player acquisition costs related to the games acquired from Small Giant and Gram Games, respectively, partially offset by a decrease of $6.7 million in player acquisition costs for other games.

General and administrative

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
General and administrative	$21,504	$23,253	(8)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

General and administrative expenses decreased $1.7 million in the three months ended March 31, 2019 compared to the same period of the prior year. The decrease was primarily attributable to a benefit from the $9.7 million net settlement of the derivative litigation, partially offset by $7.4 million of Small Giant acquisition-related transaction costs.

Interest income

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Interest income	$443	$1,810	(76)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Interest income decreased $1.3 million in the three months ended March 31, 2019 compared to the same period of the prior year. The decrease was primarily attributable a decline in the amount invested in short-term investments.

Other income (expense), net

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Other income (expense), net	$2,112	$3,401	(38)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Other income (expense), net decreased $1.3 million in the three months ended March 31, 2019 compared to the same period of the prior year. The decrease was primarily attributable to an increase in interest expense related to our $100.0 million loan.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(10,252)	$3,859	(366)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The benefit from income taxes during the three months March 31, 2019 was $10.3 million and the provision for income taxes during the three months ended March 31, 2018 was $3.9 million, a net change of $14.1 million. The net change was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and Gram Games.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(5,058)	$(1,424)
Depreciation and amortization	21,080	7,731
Cash flows provided by (used in) operating activities	1,547	(3,947)
Cash flows provided by (used in) investing activities	(320,638)	10,979
Cash flows provided by (used in) financing activities	(7,761)	(42,597)

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, share repurchase activity or future growth through acquisitions, thus and we may seek additional financing in the future. As an example, we are actively evaluating the potential sale and leaseback of our San Francisco headquarters to increase our cash reserves in order to further invest in the growth of the Company. If we determine to proceed with the transaction, it is possible that such a transaction could take place as early as the second quarter of 2019.

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $199.7 million and $545.0 million, respectively, which consisted of cash, money market funds and corporate debt securities.

Credit Facility and Covenant Discussion

In December 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (the “Credit Facility”) in an aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets, excluding the Company’s San Francisco corporate headquarters. The Credit Facility will reduce to $150.0 million upon the earlier of (i) a sale of the Company’s corporate headquarters or (ii) the first anniversary of the closing date, unless, within 90 days after such anniversary, the Company mortgages its corporate headquarters as collateral to secure the Credit Facility. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

At the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (the “Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio (“LIBOR Loan”).  The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a

1-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

On December 28, 2018, the Company drew against the Credit Facility for a $100.0 million LIBOR Loan, with a three-month interest period at an interest rate of 4.31%. On March 28, 2019, the Company continued the $100.0 million LIBOR loan for another three-month interest period, at an interest rate of 4.10%. The Company has an additional $100.0 million of borrowing capacity remaining under the Credit Facility as of March 31, 2019.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of March 31, 2019. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

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

The Company was in compliance with all required covenants as of and for the three months ended March 31, 2019.

Share Repurchases

During 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted-average price of $3.59 per share for a total of $65.4 million.

In April 2018, the 2018 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. During the three months ended March 31, 2019, no share repurchases were made and as of March 31, 2019, we have $173.8 million remaining under the 2018 Share Repurchase Program.

Operating Activities

After our net loss of $128.8 million is adjusted to exclude certain non-cash items, operating activities provided $1.5 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2019. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $21.1 million and stock-based compensation expense of $18.8 million. Depreciation and amortization increased by $13.3 million primarily due to an increase in intangible asset amortization from our acquisitions in January 2019 and May 2018. Stock-based compensation expense increased $4.7 million primarily due to our acquisition of Gram Games in May 2018. Further, the noncash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove an $85.5 million change in our operating liabilities for the three months ended March 31, 2019.

The change in our operating assets and liabilities during the three months ended March 31, 2019 – excluding the impact from the aforementioned increase in our contingent consideration obligations –  resulted in a $24.4 million inflow of cash, cash equivalents and restricted cash, primarily due to a change in deferred revenue of $86.5 million. The cash, cash equivalents and restricted cash inflow from the change in deferred revenue was primarily due to the acquisitions of Small Giant in January 2019 and strong bookings performance, primarily from Gram Games. This inflow was partially offset by outflows from accounts receivable, net and accounts payable of $30.0 million and $14.3 million, respectively. The cash, cash equivalents and restricted cash outflow from the change in accounts receivable net, was primarily driven by two months of outstanding accounts receivable from one of our largest payment processors and the outflow from the change in accounts payable was largely due to timing of payments.

Investing Activities

Investing activities used $320.6 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2019. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $299.4 million from our Small Giant acquisition and net purchases of investments of $16.3 million.

Financing Activities

Financing activities used $7.8 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2019. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities was $11.0 million related to the taxes paid on behalf of employees related to the net settlement of equity awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2019.

Contractual Obligations (1)

Year ending December 31:	Operating Leases	Licensor and Marketing	Other	Total
Remaining 2019	$7,780	$11,679	$20,382	$39,841
2020	9,611	42,328	20,165	72,104
2021	7,860	—	9,513	17,373
2022	3,898	—	—	3,898
2023	2,946	—	—	2,946
2024	179	—	—	179
Thereafter	—	—	—	—
Total	$32,274	$54,007	$50,060	$136,341

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $10.8 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Tenant Improvement Obligations

Excluded from the contractual obligations table above are $58.3 million of lease incentive obligations for tenant improvements associated with our San Francisco corporate headquarters. Of this amount, the Company has a current lease incentive obligation of $43.8 million related to tenant improvements, which is reflected in other current liabilities in our consolidated balance sheet as of March 31, 2019. The remaining lease incentive commitments for tenant improvements of $14.5 million are not reflected in our consolidated balance sheet as of March 31, 2019, as our obligation occurs once the tenant is provided access to the leased space.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. As of March 31, 2019, the estimated fair value of the contingent obligations for Small Giant and Gram Games were $157.0 million and $75.5 million, respectively.

Guarantees

During the third quarter of 2018, we executed an assignment of the Oxford office lease associated with our Q4 2017 restructuring plan. The original lease term ends in November 2022, with a lessee option to early terminate in November 2019. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent, to be used by the landlord in the event of the assignee’s non-performance.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $2.2 million as of March 31, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of March 31, 2019, the fair value of this guarantee is not material.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2018. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations, including subsequent remeasurement of contingent consideration obligations
•	Licenses and royalties

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2018.

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

Competition in the gaming industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard (the parent company of King Digital), Aristocrat, DoubleU, Electronic Arts (EA Mobile), Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Peak Games, Playtika, SciPlay, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. In addition, online game developers and distributors who are primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences that to date have not actively focused on social games, such as Facebook, Apple, Google, Amazon and Microsoft, may decide to develop social games. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the three months ended March 31, 2019, we derived 51% of our revenue and 49% of our bookings on Apple platforms, 40% of our revenue and 45% of our bookings on Google platforms and 7% of our revenue and 5% of our bookings on Facebook platforms.

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

Given the rapidly evolving social game industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU may not be indicative of our future financial performance.

Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the fourth quarter of 2017, we acquired the casual card game division of Peak Games, in the second quarter of 2018, we acquired Gram Games, and in early 2019, we acquired a controlling interest in Small Giant.  Each of these acquisitions require unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For more information, see Note 8 – “Goodwill and Other Intangible Assets, Net” in the notes to the consolidated financial statements included herein.

A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Bookings and revenue from many of our games may decline over time after reaching a peak of popularity and player usage. As a result, our business depends on our ability to engage with players by consistently and timely launching new games and enhancing existing games with new content, features and events. We believe that certain games have the potential to become franchises that we plan to invest in and support with new games releases and introduction of new features to existing games (such as new events within Zynga Poker, Merge Dragons! and Empires & Puzzles). Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased.

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

Compared to all players who play our games in any period, only a small portion are paying players. In the first quarter of 2019, we had approximately 1.4 million average Mobile MUPs (excluding payers of Solitaire, our Facebook Instant Games and games acquired as part of our Gram Games and Small Giant acquisitions), who represented approximately 3.3% of our average Mobile Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of March 31, 2019, we had an accumulated deficit of $1.9 billion.

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

Certain of our key metrics, including Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs, and Mobile ABPU are calculated using data tracked by our internal analytics systems based on tracking activity of user accounts.  The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and our recently acquired operations, and factors relating to user activity and systems may impact these numbers. For example, although we now only report Mobile DAUs and Mobile MAUs, for the fourth quarter of 2018, we excluded December web DAUs and MAUs for Zynga Poker and instead used an average Zynga Poker player activity for October and November 2018 due to an increased volume of apparent, web-based player activity in that game that we were unable to reliably validate and de-duplicate. The calculation of our key metrics and examples of how user activity and our systems may impact the calculation of these metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics.”

Our accuracy in calculating these metrics is further challenged by our focus on mobile gaming. As described under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics,” we rely on the accuracy and transparency of data provided by individuals and reported by third parties to calculate our metrics and eliminate duplication of data. For purposes of calculating Mobile MUUs and Mobile MUPs, for certain periods, we are unable to distinguish whether players of certain games are also players of our other games. As a result, we exclude players of these games from our calculation of Mobile MUUs and Mobile MUPs for those periods to avoid potential double counting.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2019  approximately 33% of our employees had been with us for less than one year and approximately 49% for less than two years.

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

While most of the intellectual property we use in our games is created by us, we also acquire rights to third-party intellectual property. For example, we use licensed intellectual property as creative assets in games such as Hit It Rich! Slots, Wizard of Oz Slots  and Wonka’s World of Candy, and we are developing new games using licensed intellectual property for Harry Potter™, Star Wars™ and Game of Thrones™.

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

Our web-based games currently rely on Adobe Flash, a multimedia and software platform used to show items such as videos, graphics, games and animations on websites. In July 2017, Adobe announced that it will stop updating and distributing the Adobe Flash technology at the end of 2020.  Many providers of web browsers have also communicated roadmaps for phasing out and removing Adobe Flash from their respective web-browsers by 2020.  We are continuing to evaluate solutions to provide uninterrupted access to our web games.  If we are unable to implement these solutions in time, or measures that we take disrupt our game experience, these games may become unavailable or their audiences may further decline, which would harm our business, financial condition and results of operations.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, a court has recently determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State.  We disagree with this ruling and are continuing to monitor this case. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain of (or all of) our casino-themed games may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, “loot box” game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies and the U.S. Federal Trade Commission (FTC) has recently announced that it will be holding a public workshop on loot boxes later this year. In some of our games, such as Empires & Puzzles, CSR2 and Dawn of Titans, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

On March 29, 2017, the United Kingdom triggered Article 50 of the Treaty on European Union by notifying the European Council of its intention to withdraw from the European Union (commonly referred to as “Brexit”). Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 9 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. We own our corporate headquarters and lease certain office space to commercial tenants.  All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.

Risks Related to Our Class A Common Stock

Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2018 and March 31, 2019, the trading price of our Class A common stock ranged from a low of $3.32 per share to a high of $5.47 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. In the second quarter of 2018, we completed all purchases under the 2016 Share Repurchase Program. In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will make any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

If we are unable to maintain adequate internal controls for financial reporting in the future, or if our auditors are unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act of 2002, investor confidence in the accuracy of our financial reports may be impacted or the market price of our Class A common stock could be negatively impacted.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified Board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform Act and Consumer Protection Act of 2010, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

On January 2, 2019, we completed the acquisition of 80% of all issued and outstanding shares and other equity securities (including all rights to acquire shares) of Small Giant pursuant to a Share Sale and Purchase Agreement dated December 20, 2018.  At closing, we paid approximately $363.5 million in cash and issued 63,794,746 shares of our Class A common stock to the securityholders of Small Giant in a private placement pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Stock repurchases during the first quarter of 2019, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2019	—	$—	—	$173,847,972
February 1 - February 28, 2019	—	$—	—	$173,847,972
March 1 - March 31, 2019	—	$—	—	$173,847,972
Total	—	$—	—

(1)	In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Share Sale and Purchase Agreement relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	12/20/2018

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and was filed separately with the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 7, 2019.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)