Form 10-Q
period 2019-06-30
ZYNGA INC
filed 2019-08-01
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 15, 2019, there were 941,634,893 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$691,343	$544,990
Short-term investments	137,265	36,232
Accounts receivable, net of allowance of $0 at June 30, 2019 and December 31, 2018	144,935	91,630
Restricted cash	25,006	35,006
Prepaid expenses	24,054	26,914
Assets held for sale	310,902	—
Other current assets	9,992	12,505
Total current assets	1,343,497	747,277
Long-term investments	2,004	—
Goodwill	1,460,896	934,187
Intangible assets, net	269,923	118,600
Property and equipment, net	18,043	266,557
Right-of-use assets	17,249	—
Restricted cash	30,000	—
Prepaid expenses	28,928	30,774
Other non-current assets	13,712	49,308
Total assets	$3,184,252	$2,146,703
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,909	$26,811
Income tax payable	11,155	4,895
Deferred revenue	356,932	191,299
Debt	—	100,000
Operating lease liabilities	9,042	—
Liabilities related to assets held for sale	46,279	—
Other current liabilities	229,882	156,829
Total current liabilities	675,199	479,834
Convertible senior notes, net	558,394	—
Deferred revenue	944	1,586
Deferred tax liabilities, net	21,635	16,087
Non-current operating lease liabilities	17,917	—
Other non-current liabilities	187,212	52,586
Total liabilities	1,461,301	550,093
Stockholders’ equity:
Common stock (Class A), $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 940,224 shares as of June 30, 2019 and 861,111 as of December 31, 2018	3,846,919	3,504,713
Accumulated other comprehensive income (loss)	(122,026)	(118,439)
Accumulated deficit	(2,001,942)	(1,789,664)
Total stockholders’ equity	1,722,951	1,596,610
Total liabilities and stockholders’ equity	$3,184,252	$2,146,703

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Online game	$240,708	$164,680	$440,872	$326,233
Advertising and other	65,792	52,365	131,031	99,044
Total revenue	306,500	217,045	571,903	425,277
Costs and expenses:
Cost of revenue	126,872	74,182	248,515	143,224
Research and development	102,094	67,391	263,974	128,216
Sales and marketing	113,529	52,878	215,540	103,733
General and administrative	25,239	25,580	46,743	48,833
Total costs and expenses	367,734	220,031	774,772	424,006
Income (loss) from operations	(61,234)	(2,986)	(202,869)	1,271
Interest income	889	1,800	1,332	3,610
Interest expense	(2,167)	(9)	(3,430)	(14)
Other income (expense), net	3,877	2,614	7,252	6,020
Income (loss) before income taxes	(58,635)	1,419	(197,715)	10,887
Provision for (benefit from) income taxes	(2,805)	2,330	(13,057)	6,189
Net income (loss)	$(55,830)	$(911)	$(184,658)	$4,698

Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$(0.00)	$(0.20)	$0.01
Diluted	$(0.06)	$(0.00)	$(0.20)	$0.01

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	937,334	858,666	931,813	864,117
Diluted	937,334	858,666	931,813	890,285

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(55,830)	$(911)	$(184,658)	$4,698
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(10,600)	(29,855)	(3,638)	(6,721)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	36	134	51	107
Other comprehensive income (loss), net of tax	(10,564)	(29,721)	(3,587)	(6,614)
Comprehensive income (loss)	$(66,394)	$(30,632)	$(188,245)	$(1,916)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610
Exercise of stock options and ESPP	5,097	—	5,304	—	—	—	5,304
Vesting of ZSUs, net of tax withholdings	2,487	—	—	(11,010)	—	—	(11,010)
Acquisition-related common stock issuance	63,795	1	253,902	—	—	—	253,903
Stock-based compensation expense	—	—	18,773	—	—	—	18,773
Retirements of treasury stock	—	—	—	11,010	—	(11,010)	—
Net income (loss)	—	—	—	—	—	(128,828)	(128,828)
Other comprehensive income (loss)	—	—	—	—	6,977	—	6,977
Balances at March 31, 2019	932,490	$6	$3,782,687	$—	$(111,462)	$(1,929,502)	$1,741,729
Exercise of stock options and ESPP	3,885	—	1,727	—	—	—	1,727
Vesting of ZSUs, net of tax withholdings	3,849	—	—	(16,610)	—	—	(16,610)
Stock-based compensation expense	—	—	21,355	—	—	—	21,355
Retirements of treasury stock	—	—	—	16,610	—	(16,610)	—
Equity component of convertible senior notes	—	—	114,974	—	—	—	114,974
Purchase of capped calls related to issuance of convertible senior notes	—	—	(73,830)	—	—	—	(73,830)
Net income (loss)	—	—	—	—	—	(55,830)	(55,830)
Other comprehensive income (loss)	—	—	—	—	(10,564)	—	(10,564)
Balances at June 30, 2019	940,224	$6	$3,846,913	$—	$(122,026)	$(2,001,942)	$1,722,951

					Accumulated
	Class A, B and C Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	870,660	$5	$3,426,500	$—	$(93,497)	$(1,691,768)	$1,641,240
Exercise of stock options and ESPP	1,510	—	3,311	—	—	—	3,311
Vesting of ZSUs, net of tax withholdings	2,748	—	—	(6,364)	—	—	(6,364)
Stock-based compensation expense	—	—	14,113	—	—	—	14,113
Repurchases of common stock	(11,306)	—	—	(41,175)	—	—	(41,175)
Retirements of treasury stock	—	—	—	47,539	—	(47,539)	—
Adoption of ASU 2014-09	—	—	—	—	—	4,024	4,024
Net income (loss)	—	—	—	—	—	5,609	5,609
Other comprehensive income (loss)	—	—	—	—	23,107	—	23,107
Balances at March 31, 2018	863,612	$5	$3,443,924	$—	$(70,390)	$(1,729,674)	$1,643,865
Exercise of stock options and ESPP	458	—	844	—	—	—	844
Vesting of ZSUs, net of tax withholdings	3,013	—	—	(7,609)	—	—	(7,609)
Stock-based compensation expense	—	—	17,369	—	—	—	17,369
Repurchases of common stock	(6,902)	—	—	(24,243)	—	—	(24,243)
Retirements of treasury stock	—	—	—	31,852	—	(31,852)	—
Net income (loss)	—	—	—	—	—	(911)	(911)
Other comprehensive income (loss)	—	—	—	—	(29,721)	—	(29,721)
Balances at June 30, 2018	860,181	$5	$3,462,137	$—	$(100,111)	$(1,762,437)	$1,599,594

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(184,658)	$4,698
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,749	16,909
Stock-based compensation expense	40,128	31,482
(Gain) loss from foreign currency, sales of investments, assets and other, net	(385)	1,491
(Accretion) and amortization on marketable debt securities, net	(385)	(1,300)
Noncash lease expense	3,161	—
Noncash interest expense	1,008	—
Change in deferred income taxes and other	(34,031)	1,273
Changes in operating assets and liabilities:
Accounts receivable, net	(26,510)	14,009
Prepaid expenses and other assets	7,160	(7,223)
Accounts payable	(7,288)	(16,261)
Deferred revenue	155,989	28,126
Income tax payable	60	(5,042)
Operating lease and other liabilities	105,166	(30,974)
Net cash provided by (used in) operating activities	100,164	37,188
Cash flows from investing activities:
Purchases of investments	(124,091)	(184,089)
Maturities of investments	16,500	302,000
Sales of investments	4,987	9,999
Acquisition of property and equipment	(9,958)	(3,679)
Proceeds from sale of property and equipment	90	28
Business acquisitions, net of cash acquired and restricted cash held in escrow	(299,357)	(222,075)
Release of restricted cash escrow from business combinations	(10,000)	(22,800)
Other investing activities, net	—	97
Net cash provided by (used in) investing activities	(421,829)	(120,519)
Cash flows from financing activities:
Proceeds from issuance of debt, net	672,682	—
Purchase of capped calls	(73,830)	—
Taxes paid related to net share settlement of stockholders' equity awards	(27,620)	(13,972)
Repurchases of common stock	—	(65,418)
Proceeds from issuance of common stock	7,031	4,158
Repayment of debt	(101,364)	—
Other financing activities, net	(327)	—
Net cash provided by (used in) financing activities	476,572	(75,232)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,446	(1,931)

Net change in cash, cash equivalents and restricted cash	166,353	(160,494)
Cash, cash equivalents and restricted cash, beginning of period	579,996	405,677
Cash, cash equivalents and restricted cash, end of period	$746,349	$245,183

Noncash investing activity:
Acquisition-related common stock issuance	$253,903	$—

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of June 30, 2019 and December 31, 2018, the interim consolidated statements of operations, statements of comprehensive income (loss) and statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018, the statements of cash flows for the six months ended June 30, 2019 and 2018 and the notes to interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, the discount rate used in discounting our operating lease liabilities, the interest rate used in present valuing the initial liability component of our convertible notes, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets, and long-lived assets. Actual results could differ materially from those estimates.

For the three and six months ended June 30, 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

For the three and six months ended June 30, 2018, we recognized $0.5 million and $0.9 million, respectively, of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate did not impact our reported earnings per share in three months ended June 30, 2018 but had a $0.01 per share impact on our reported earnings per share in the six months ended June 30, 2018. For the three and six months ended June 30, 2018, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Online game:
Mobile	$223,779	$143,026	$406,612	$282,856
Other(1)	16,929	21,654	34,260	43,377
Online game total	$240,708	$164,680	$440,872	$326,233
Advertising and other:
Mobile	63,663	49,718	126,923	92,489
Other(1)	2,129	2,647	4,108	6,555
Advertising and other total	$65,792	$52,365	$131,031	$99,044
Total revenue	$306,500	$217,045	$571,903	$425,277

(1)	Includes web for Online Game and web advertising revenue and other revenue for Advertising and Other

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$194,309	$142,541	$366,260	$278,537
All other countries(1)	112,191	74,504	205,643	146,740
Total revenue	$306,500	$217,045	$571,903	$425,277

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

Durable virtual items accounted for 72% of online game revenue in the three months ended June 30, 2019 and 53% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 28% of online game revenue in the three months ended June 30, 2019 and 47% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was 10 months in the three months ended June 30, 2019, compared to 9 months in the same period of the prior year.

Durable virtual items accounted for 69% of online game revenue in the six months ended June 30, 2019 and 54% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 31% of online game revenue in the six months ended June 30, 2019 and 46% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the six months ended June 30, 2019 and 2018.

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

During the three and six months ended June 30, 2019, we recognized $58.5 million and $168.0 million, respectively, of revenue that was included in the current deferred revenue balance on December 31, 2018.

The increase in accounts receivable, net during the six months ended June 30, 2019 was primarily driven by a net increase in accounts receivable of $23.0 million on the acquisition date of Small Giant Games Oy (“Small Giant”) and sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the six months ended June 30, 2019 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the contribution from Small Giant.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term investments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$134,219	$43	$—	$134,262
U.S. government and government agency debt securities	3,000	3	—	3,003
Total	$137,219	$46	$—	$137,265

Long-term investments:
Corporate debt securities	$1,997	$7		$2,004
Total	$1,997	$7	$—	$2,004

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$36,230	$2	$—	$36,232
Total	$36,230	$2	$—	$36,232

As of June 30, 2019, all of our short-term investments have contractual maturities of one year or less and all of our long-term investments have contractual maturities between one and two years.

As of June 30, 2019, we did not consider any of our short-term or long-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

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

Our financial liabilities consist of accounts payable and accrued liabilities, which are stated at the invoiced or estimated payout amount, respectively, and approximate fair value, contingent consideration obligations as a result of business acquisitions, which are reported at fair value, lease liabilities, which approximate fair value and our debt; see Note 10 – “Debt” for further discussion on the fair value of our debt.

As of June 30, 2019, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future profitability performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date and subsequent reporting period fair values of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Gram Games’ projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. As of December 31, 2018, the estimated fair value of the Gram Games contingent consideration obligation was $49.0 million and as of June 30, 2019, the estimated fair value of the contingent consideration obligation increased to $72.8 million, primarily due to stronger than expected performance and the increased probability of achievement. For six months ended June 30, 2019, we recognized $23.8 million of expense within research and development expenses in our consolidated statement of operations. For the three months ended June 30, 2019, we recognized a $2.7 million benefit within research and development expenses in our consolidated statement of operations, driven by continued refinement of forecasted financial results.

Under the terms of the Small Giant acquisition, contingent consideration may be payable based on the achievement of certain future profitability performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date and subsequent reporting period fair values of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Small Giant’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. At acquisition, the estimated fair value of the contingent consideration obligation was $98.0 million. As of June 30, 2019, the estimated fair value of the contingent consideration obligation increased to $183.6 million, primarily due to stronger than expected performance and the increased probability of achievement. Accordingly, for the three and six months ended June 30, 2019, we recognized $26.6 million and $85.6 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

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

The composition of our financial assets and liabilities as of June 30, 2019 and December 31, 2018 among the three levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$190,094	$—	$—	$190,094
Corporate debt securities	—	228,388	—	228,388
Short-term investments:
Corporate debt securities	—	134,262	—	134,262
U.S. government and government agency debt securities	—	3,003	—	3,003
Long-term investments:
Corporate debt securities	—	2,004	—	2,004
Total financial assets	$190,094	$367,657	$—	$557,751
Liabilities:
Contingent consideration	$—	$—	$256,400	$256,400

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$565	$—	$—	$565
Corporate debt securities	—	4,987	—	4,987
Short-term investments:
Corporate debt securities	—	36,232	—	36,232
Total financial assets	$565	$41,219	$—	$41,784
Liabilities:
Contingent consideration	$—	$—	$49,000	$49,000

The following table presents the activity for the six months ended June 30, 2019 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2018	$49,000
Additions	98,000
Fair value adjustments	109,400
Contingent consideration obligation – June 30, 2019	$256,400

We had no transfers between valuation levels from December 31, 2018 to June 30, 2019.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment	$22,451	$20,624
Software	35,224	34,937
Land	—	89,130
Building and building improvements	—	203,873
Furniture and fixtures	11,203	10,321
Leasehold improvements	11,361	6,144
Total property and equipment, gross	$80,239	$365,029
Less: Accumulated depreciation	(62,196)	(98,472)
Total property and equipment, net	$18,043	$266,557

The following represents our property and equipment, net by location (in thousands):

	June 30,	December 31,
	2019	2018
United States	$9,066	$262,844
All other countries	8,977	3,713
Total property and equipment, net	$18,043	$266,557

On May 24, 2019, the Company entered into an agreement (the “Sale Agreement”) to sell the Company’s San Francisco headquarters (the “Building”) and related land, including all preexisting leases between the Company and third-party tenants of the Building, to a third-party buyer for net proceeds of approximately $600 million, subject to customary closing conditions and deliveries. On July 1, 2019, as discussed further in Note 16 – “Subsequent Events”, the Sale Agreement closed consistent with these terms.

In connection with entering into the Sale Agreement, the Company determined the following assets and related liabilities (the disposal group) qualified as held for sale and accordingly the disposal group was presented as Assets Held for Sale and Liabilities Related to Assets Held for Sale in the consolidated balance sheet as of June 30, 2019.  The Assets Held for Sale and Liabilities Related to Assets Held for Sale consist of the following (in thousands):

June 30,
2019
Assets Held for Sale:
Property and equipment, net:
Land	$89,130
Building and building improvements	162,530
Other lessor related assets	59,242
Total assets held for sale	$310,902

Liabilities Related to Assets Held for Sale:
Tenant improvement obligations and other lessor related liabilities	$46,279

6. Leases

Lessee Arrangements

We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and we have control over its use, the contract is (or contains) a lease. In determining if there is an identified asset, we apply judgment in assessing whether the supplier has a substantive substitution right based on the supplier’s practical ability to substitute the asset and the economic benefit to do so. If it is determined that a substantive substitution right exists, the contract is not a lease and is not accounted for under ASC Topic 842. With the respect to the servers utilized in certain of our hosting and data storage arrangements, the Company determined that a substantive substitution right existed given the location of the servers at the supplier’s premises, a lack of contractual restrictions preventing the supplier from substituting the servers throughout the period of use and the economic incentive for the supplier to substitute the servers as needed in order to efficiently handle varying levels of demand from its various customers.

Our operating leases are primarily for office facilities. Certain leases include options to extend the lease for a set number of years or early terminate the lease prior to the contractually defined expiration date. We include such extension periods in the lease term when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised. As of June 30, 2019, the weighted-average remaining lease term for our operating leases was 3.4 years.

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

In determining the present value of lease payments, we discount future lease payments using our incremental borrowing rate since the implicit rate in our various leases is unknown. The incremental borrowing rate is determined at lease commencement for each individual lease and is based on a number of factors, including relevant observable debt transactions, the current economic environment, lease term and currency in which the lease is denominated. As of June 30, 2019, the weighted-average incremental borrowing rate for our operating leases was 5.4%.

We recognize lease expense for operating leases and short-term leases on a straight-line basis over the lease term. Variable lease payments are recognized when the underlying uncertainty is resolved, which is generally when the obligation for those costs are incurred. These expenses are presented as operating expenses in the consolidated statement of operations. For the three and six months ended June 30, 2019, the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease expense	$2,086	$3,864
Variable lease expense	620	1,143
Total lease expense (1)	$2,706	$5,007

(1)	The expense associated with short-term leases with a lease term of greater than one month were not material for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2019, supplemental cash and noncash information related to operating leases, excluding any transition adjustments, was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Fixed operating lease payments:	$2,481	$4,718
Right-of-use assets obtained in exchange for operating lease liabilities (noncash):	$114	$11,180

As of June 30, 2019, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2019	$5,258
2020	9,617
2021	7,824
2022	3,868
2023	2,917
2024	179
Thereafter	—
Total lease payments	29,663
Less: Imputed interest	(2,704)
Total lease liability balance	$26,959

We do not have any leases that have not yet commenced that create significant rights and obligations as of June 30, 2019.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.9 million as of June 30, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of June 30, 2019, the estimated fair value of this guarantee is not material.

Lessor Arrangements

We own the building where our San Francisco headquarters is located and have operating lease arrangements with tenants for the remaining available office space. However, in connection the Sale Agreement, effective July 1, 2019, the Company sold all preexisting leases between the Company and its tenants to the buyer (refer to Note 5 – “Property and Equipment, Net” and Note 16 – “Subsequent Events” for further discussion). As a result, all lessor related assets and liabilities will be de-recognized or transferred upon the closing on July 1, 2019.

One tenant currently occupies a portion of the building and will eventually occupy approximately 43% of the building, with the lease term concluding in February 2027. The tenant also has two options to extend the lease term for a period of five years each. The original agreement provides for total lease payments of $167.3 million, including escalating lease payments and various lease incentives that are recognized on a straight-line basis over the lease term. In February 2019, the original agreement was amended to provide additional space to the tenant, resulting in an additional $5.1 million of lease payments to be received over the lease term and an additional $0.8 million of lease incentives for tenant improvements. As of June 30, 2019, we have a lease incentive obligation of $43.7 million related to tenant improvements under this lease which is classified as Liabilities Related to Assets Held for Sale in our consolidated balance sheet.

In October 2018, we entered into a lease agreement to provide approximately 17% of our San Francisco headquarters to another tenant which commenced in May 2019 and has a lease term concluding in September 2031. The tenant has an option to extend the lease term for an additional five years. The agreement provides for total lease payments of $144.9 million with escalating lease payments and various lease incentives, including a tenant improvement allowances. As of June 30, 2019 we have a lease incentive obligation of $2.4 million related to tenant improvements under this lease which is classified as Liabilities Related to Assets Held for Sale in our consolidated balance sheet.

We have operating lease arrangements with other tenants within our owned corporate headquarters, however, the lease payments are not material to the consolidated financial statements.

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

For the three and six months ended June 30, 2019, the components of lease income were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease income	$5,942	$10,563
Variable lease income	606	1,103
Total lease income	$6,548	$11,666

As of June 30, 2019, prior to the sale of the Building, cash to be received from future operating lease payments is expected to be as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2019	$9,599
2020	25,909
2021	31,502
2022	32,447
2023	33,421
2024	34,423
Thereafter	136,372
Total lease payments	$303,673

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

The results of operations from Small Giant have been included in our consolidated statement of operations since the date of acquisition. During the three and six months ended June 30, 2019, Small Giant represented $37.0 million and $49.9 million of our total revenue, respectively, and $27.9 million and $70.8 million of our total net loss, respectively. Transaction costs incurred by the Company in connection with the Small Giant acquisition, including transfer taxes and professional fees, were $0.2 million and $7.6 million for the three and six months ended June 30, 2019, respectively, and were recorded within general and administrative expenses in our consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$306,500	$238,554	$571,903	$459,802
Net loss	$(55,598)	$(16,740)	$(177,462)	$(32,254)
Basic and diluted earnings per share	$(0.06)	$(0.02)	$(0.19)	$(0.03)

The significant nonrecurring adjustments reflected in the pro forma consolidated information above include the reclassification of the transactions costs and the related income tax impacts incurred after the acquisition to the earliest period presented. Further, the pro forma consolidated net loss for the three and six months ended June 30, 2019 include the $26.6 million and $85.6 million of expense, respectively, recorded to Zynga’s consolidated statement of operations related to the increase in the estimated fair value of the Small Giant contingent consideration payable.

8. Goodwill and Intangible Assets, net

The following table presents the changes to goodwill for the six months ended June 30, 2019 (in thousands):

Goodwill – December 31, 2018 (1)	$934,187
Additions	529,290
Foreign currency translation adjustments (2)	(2,581)
Goodwill – June 30, 2019 (1)	$1,460,896

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of NaturalMotion and Small Giant, which have functional currencies denominated in British Pounds and the Euro, respectively.

The details of our acquisition-related intangible assets as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$417,739	$(197,675)	$220,064
Trademarks, branding and domain names	64,558	(15,199)	49,359
Noncompetition agreements	8,390	(7,890)	500
Total	$490,687	$(220,764)	$269,923

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$263,720	$(167,664)	$96,056
Trademarks, branding and domain names	32,772	(11,702)	21,070
Noncompetition agreements	8,390	(7,107)	1,283
Acquired lease intangibles	5,708	(5,517)	191
Total	$310,590	$(191,990)	$118,600

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of June 30, 2019 and December 31, 2018. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $16.5 million and $34.1 million for the three and six months ended June 30, 2019, respectively. Comparatively, amortization expense related to intangible assets was $6.0 million and $10.6 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the weighted-average remaining useful lives of our acquired intangible assets are 4.0 years for developed technology, 6.3 years for trademarks, branding and domain names, 1.5 years for noncompetition agreements and 4.4 years in total, for all acquired intangible assets.

As of June 30, 2019, future amortization expense related to our intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2019	$33,330
2020	66,449
2021	58,921
2022	51,701
2023	41,202
2024	6,826
Thereafter	5,374
Total	$263,803

9. Income Taxes

On a consolidated basis, the benefit from income taxes was $2.8 million during the three months ended June 30, 2019 and the provision for income taxes was $2.3 million during the three months ended June 30, 2018, resulting in a net change of $5.1 million. Further, the benefit from income taxes was $13.1 million during the six months ended June 30, 2019 and the provision for income taxes was $6.2 million during the six months ended June 30, 2018, resulting in a net change of $19.3 million. The net change for both comparative periods was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and Gram Games and a change in our jurisdictional mix of earnings, offset by an increase in expense in 2019 related to Base Erosion and Anti-Abuse Tax (“BEAT”).

10. Debt

Convertible Senior Notes

On June 14, 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $90.0 million principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes was $672.4 million after deducting the initial purchasers’ fees.

The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and Wells Fargo Bank, National Association, as trustee. The Notes are senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our current or future subsidiaries (including trade payables). The Indenture does not contain any financial covenants. The Notes mature on June 1, 2024 unless earlier converted, redeemed or repurchased in accordance with their term prior to the maturity date. Interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019.

The Notes have an initial conversion rate of 120.3695 shares of our Class A common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $8.31 per share of our Class A common stock and is subject to adjustment in certain events. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

Prior to the close of business on the business day immediately preceding March 1, 2024, the Notes will be convertible only under the following circumstances:

•

during any calendar quarter commencing after September 30, 2019, if the last reported sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day;

•	if we call the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events described in the Indenture.

On or after March 1, 2024, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions. Upon any conversion, holders will receive cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

The Company may not redeem the Notes prior to June 5, 2022.  On or after June 5, 2022, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading-day period ending on the immediately preceding date when the Company provides a notice of redemption. The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

As of June 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

We separately accounted for the liability and equity components of the Notes. We determined the initial carrying amount of the $572.0 million liability component by calculating the present value of the cash flows using an effective interest rate of 4.1%. The interest rate was determined based on non-convertible debt offerings of similar sizes and terms by companies with similar credit ratings (Level 2 inputs). The carrying amount of the equity component, representing the conversion option, was $118.0 million and was calculated by deducting the initial carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the 5-year contractual term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were $14.6 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $3.0 million and are accounted for consistently with the equity component of the debt.

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

June 30,
2019
Liability component:
Principal	$690,000
Unamortized debt discount	(117,094)
Unamortized transaction costs	(14,512)
Net carrying amount	$558,394

Equity component, net of transaction costs	$114,974

Interest expense recognized related to the Notes was as follows (in thousands):

Three and Six Months Ended June 30, 2019
Contractual interest expense	$72
Amortization of debt discount	897
Amortization of transaction costs	111
Total	$1,080

As of June 30, 2019, the estimated fair value of the Notes was $671.3 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (collectively, the “Capped Calls”). The Capped Calls have an initial strike price of approximately $8.31 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $12.54 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential economic dilution of approximately 83.1 million shares to our Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Calls are considered indexed to our own stock and are equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $73.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Convertible Senior Notes and Capped Call Transactions – Impact on Earnings per Share

The 83.1 million shares underlying the conversion option of the Notes were not considered in the calculation of diluted net loss for the three and six months ended June 30, 2019, because their impact is antidilutive. When the Company is in a net income position, the Notes will not have an impact on our diluted earnings per share until the average market price of our Class A common stock exceeds the conversion price of $8.31 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. When we report net income, the Company will compute the potentially dilutive shares of Class A common stock related to the Notes using the treasury stock method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

Credit Facility

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

On December 28, 2018, the Company drew against the Credit Facility for a $100.0 million LIBOR Loan, with a three-month interest period at an interest rate of 4.31% and continued the loan on March 28, 2019, for another three-month interest period, at an interest rate of 4.10%. On June 19, 2019, the Company repaid the $100.0 million LIBOR Loan and as a result, has the full $200.0 million of borrowing capacity remaining as of June 30, 2019. However, in connection with the Sale Agreement and consistent with the terms of the Credit Facility, the borrowing capacity reduced to $150.0 million on July 1, 2019.

Debt issuance costs associated with the Credit Facility were capitalized and will amortize on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued accounts payable	$46,171	$22,669
Accrued compensation liability	34,352	41,554
Accrued restructuring liability	—	3,449
Contingent consideration payable	112,200	17,300
Accrued payable from acquisitions	25,000	35,000
Accrued lease incentive obligation	—	24,895
Value-added taxes payable	3,647	2,624
Other current liabilities	8,512	9,338
Total other current liabilities	$229,882	$156,829

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Contingent consideration obligation	$144,200	$31,700
Accrued payable from acquisitions	30,000	—
Accrued restructuring liability	—	7,613
Uncertain tax positions liability, including interest and penalties	10,424	10,065
Other non-current liabilities	2,588	3,208
Total other non-current liabilities	$187,212	$52,586

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“ZSUs”) and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$397	$564	$681	$995
Research and development	12,238	10,363	23,953	18,988
Sales and marketing	2,920	2,214	5,407	4,050
General and administrative	5,800	4,228	10,087	7,449
Total stock-based compensation expense	$21,355	$17,369	$40,128	$31,482

The following table shows stock option activity for the six months ended June 30, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2018	36,185	$2.35	$57,510	6.23
Granted	4,647	5.37
Forfeited, expired and cancelled	—	—
Exercised	(7,720)	0.41
Balance as of June 30, 2019	33,112	$3.23	$96,299	7.57

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Six Months Ended June 30, 2019
Expected term, in years	6
Risk-free interest rates	2.53%
Expected volatility	43%
Dividend yield	—
Weighted-average estimated fair value of options granted	$2.41

The following table shows a summary of ZSU activity for the six months ended June 30, 2019 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2018	52,482	$3.49	$206,254
Granted	11,091	5.47
Vested	(12,577)	3.42
Forfeited	(2,248)	3.37
Unvested as of June 30, 2019	48,748	$3.97	$298,825

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three and six months ended June 30, 2019, no share repurchases were made under the 2018 Share Repurchase Program.

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

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2018	$(118,441)	$2	$(118,439)
Other comprehensive income (loss) before reclassifications	(3,638)	51	(3,587)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	(3,638)	51	(3,587)
Balance as of June 30, 2019	$(122,079)	$53	$(122,026)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	Class A	Class A
BASIC AND DILUTED:
Net income (loss) attributable to common stockholders	$(55,830)	$(184,658)
Weighted-average common shares outstanding	937,334	931,813
Net income (loss) per share attributable to common stockholders	$(0.06)	$(0.20)

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	Class A(1)	Class A(1)
BASIC:
Net income (loss) attributable to common stockholders – basic	$(911)	$4,698
Weighted-average common shares outstanding – basic	858,666	864,117
Net income (loss) per share attributable to common stockholders – basic	$(0.00)	$0.01
DILUTED:
Net income (loss) attributable to common stockholders – basic	$(911)	$4,698
Weighted-average common shares outstanding – basic	858,666	864,117
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	—	10,803
ZSUs	—	14,093
Performance-based ZSUs	—	1,272
Weighted-average common shares outstanding – diluted	858,666	890,285
Net income (loss) per share attributable to common stockholders – diluted	$(0.00)	$0.01

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

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and employee stock purchase plan	34,683	38,278	35,721	9,737
ZSUs	51,559	53,536	50,932	2,720
Total	86,242	91,814	86,653	12,457

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of June 30, 2019, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
2019	$8,966
2020	40,886
Thereafter	—
Total	$49,852

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of June 30, 2019, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
2019	$13,077
2020	20,400
2021	9,513
Thereafter	—
Total	$42,990

Excluded from tables above is our uncertain income tax position liability of $10.4 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

16. Subsequent Events

On July 1, 2019, the building sale closed consistent with terms of the Sale Agreement detailed in Note 5 – “Property and Equipment, Net”. Upon the closing of the Sale Agreement, the Company entered into a lease agreement (the “Leaseback Agreement”) with the buyer to lease approximately 185,000 square feet of the Building over a 12-year term, where we expect to continue operating our headquarters. The Leaseback Agreement also provides the Company two separate options to extend the lease for eight years each and a third option to extend the lease for six years (for a total of an additional 22 years). The initial base rent will be approximately $10.7 million for the first year of the lease, and may increase by an annual amount not to exceed 3.25% per year.

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

Overview

We are a leading provider of social game services with approximately 70 million average mobile monthly active users (“MAUs”) in the second quarter of 2019. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the second quarter of 2019, we had approximately 1.2 million average mobile monthly unique payers (“MUPs”), who represented approximately 3.0% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

In 2019, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the six months ended June 30, 2019, we estimate that 51%, 41% and 6% of our revenue and 49%, 45% and 5% of our bookings were generated on Apple, Google and Facebook platforms, respectively, while in the same period of the prior year, we estimate that 50%, 37% and 10% of our revenue and bookings were generated on Apple, Google and Facebook platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

In addition, we also incur licensing fees related to the use of intellectual property within our games and our operating margins can be affected by the mix of player purchases from games in which we own the intellectual property as compared to games in which we license certain intellectual properties. For example, we use licensed intellectual property as creative assets in games such as Game of Thrones Slots Casino, Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property for Harry Potter™ and Star Wars™. While overall bookings within these games will benefit our revenue, a shift in the mix of our revenue towards such games using licensed intellectual property could decrease our operating margins.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Revenue to Bookings:
Revenue	$306,500	$217,045	$571,903	$425,277
Change in deferred revenue	69,873	16,884	163,955	28,124
Bookings	$376,373	$233,929	$735,858	$453,401

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$287,442	$192,744	$533,535	$375,345
Change in mobile deferred revenue	70,855	18,858	166,160	29,680
Mobile bookings	$358,297	$211,602	$699,695	$405,025

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

Our business model around our social games is designed so that, as more players play our games, social interactions increase and the more valuable our games and our business become. All engaged players of our games help drive our bookings and, consequently, both online game revenue and advertising revenue. Virtual items are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual items. Accordingly, we primarily focus on the aforementioned key operating metrics, which we believe collectively best reflect key audience metrics.

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

Specifically, in the first quarter of 2019, we updated our methodologies and approaches for identifying automated attempts to replicate legitimate player activity. Our estimation of such invalid traffic can vary from period to period, and we have identified periodic spikes in such activity (for example, in December 2018 when we previously included web-based games in our audience metrics, an invalid spike in web-based Zynga Poker player activity resulted in our exclusion of the game’s web-based audience data from that month).

The table below shows estimated average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(users and payers in millions)
Average Mobile DAUs(1) (3)	21	21	22	22
Average Mobile MAUs(1) (3)	70	78	71	80
Average Mobile MUUs(2) (3)	41	47	42	46
Average Mobile MUPs(2) (3)	1.2	1.0	1.3	1.0
Mobile ABPU	$0.188	$0.110	$0.179	$0.103

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals. Specifically, mobile DAUs and mobile MAUs incrementally include games acquired from Gram Games in May 2018 and games acquired from Small Giant in January 2019.

(2)

Excluded from mobile MUUs and mobile MUPs are players of our Facebook Instant Games, Snapchat Game (Tiny Royale), games acquired from Gram Games (beginning with and subsequent to our second quarter 2018 acquisition) and games acquired from Small Giant (beginning with and subsequent to our first quarter 2019 acquisition). These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)

Amounts reported for the three and six months ended June 30, 2018 have not been adjusted to reflect any subsequent updates to the reporting and estimation methodologies used to identify attempts to replicate legitimate player activity due to the potential variability in player behavior and other factors that can influence the various data sets. Assuming consistency in the player data profiles across periods, we estimate that the impact of new methodologies on the amounts previously reported during 2018 may reduce our average Mobile DAUs and average Mobile MAUs by approximately 5-10%. As a result, these audience metrics may not be comparable to prior periods.

Average mobile DAUs were flat when comparing the three months ended June 30, 2019 to the same period of the prior year, as the contribution from Gram Games and Small Giant (acquired in May 2018 and January 2019, respectively) were offset by declines in daily audience for older mobile games, Zynga Poker and Words With Friends. Average mobile MAUs decreased primarily due to declines in monthly audience for Zynga Poker, games on mobile messenger platforms (e.g. Facebook Instant Games) and Solitaire. The overall decline in mobile MAUs was partially offset by the contribution from Gram Games and Small Giant.

Average mobile MUUs decreased in the three months ended June 30, 2019 compared to the same period of the prior year primarily due to a decline in Mobile MAUs from Zynga Poker, while average mobile MUPs increased primarily due to the contribution of mobile unique payers from our casual card games, which were tracked in the Company's internal analytics systems for the first time beginning in the first quarter of 2019. Mobile ABPU increased in the three months ended June 30, 2019 compared to the same period of the prior year due to an increase in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique mobile payer bookings per Mobile MUP:

	Three Months Ended June 30,
	2019	2018
Average monthly unique mobile payer bookings (in millions)(1)	$46	$46
Average Mobile MUPs (in millions)(2)	1.2	1.0
Monthly unique mobile payer bookings per Mobile MUP(3)	$38	$47

(1)

Average monthly unique mobile payer bookings represent the monthly average amount of mobile bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes mobile bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising. Accordingly, mobile bookings from our games acquired from Gram Games in May 2018 and games acquired from Small Giant in January 2019 are excluded.

(2)

Excluded from mobile MUPs are players of our Facebook Instant Games, Snapchat Game (Tiny Royale), games acquired from Gram Games (beginning with and subsequent to our second quarter 2018 acquisition) and games acquired from Small Giant (beginning with and subsequent to our first quarter 2019 acquisition). These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended June 30, 2019 to the same period of the prior year, average monthly unique mobile payer bookings were flat, while average monthly unique mobile payer bookings per mobile MUP decreased due to an increase in mobile MUPs.

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

Q2 2019 Highlights

•	Mobile Growth. We delivered our best mobile revenue and bookings performance in Zynga history, with mobile revenue of $287.4 million and mobile bookings of $358.3 million.
•	Game Launch. In May 2019, we launched Game of Thrones Slots Casino worldwide on mobile platforms.

•

Convertible Debt Offering. In June 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024, with an initial conversion rate of 120.3695 shares of our Class A common stock per $1,000 principal amount of Notes (equal to an initial conversion rate of $8.31 per share); in connection with the offering of the Notes, the Company also entered into privately negotiated capped call transactions, which cover, subject to anti-dilution adjustments, approximately 83.1 million shares of our Class A common stock and are expected to offset the potential economic dilution to our Class A common stock on any conversion of Notes and/or offset any cash payments we are is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of our Class A common stock is greater than the initial cap prices of $12.54 per share.

•

Sale and Leaseback Agreement. In May 2019, the Company entered into the Sale Agreement to sell the Company’s San Francisco headquarters for net proceeds of approximately $600 million, which later closed on July 1, 2019. Upon closing, the Company entered into a lease agreement with the buyer to lease back approximately 185,000 square feet of the Building over an initial 12-year term, where Zynga expects to continue operating its headquarters.

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

Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Online game:
Mobile	$223,779	$143,026	56%	$406,612	$282,856	44%
Other(1)	16,929	21,654	(22)%	34,260	43,377	(21)%
Online game total	240,708	164,680	46%	440,872	326,233	35%
Advertising and other:
Mobile	63,663	49,718	28%	126,923	92,489	37%
Other(1)	2,129	2,647	(20)%	4,108	6,555	(37)%
Advertising and other total	65,792	52,365	26%	131,031	99,044	32%
Total revenue	$306,500	$217,045	41%	$571,903	$425,277	34%

(1)	Includes web for Online Game and web advertising revenue and other revenue for Advertising and Other.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total revenue increased $89.5 million in the three months ended June 30, 2019 compared to the same period of the prior year, while bookings increased $142.4 million in the three months ended June 30, 2019 compared to the same period of the prior year.

Mobile online game revenue increased $80.8 million in the three months ended June 30, 2019 compared to the same period of the prior year, while other online game revenue decreased $4.8 million over the same period, resulting in a net online game revenue increase of $76.0 million.

The increase in mobile online game revenue of $80.8 million was primarily attributable to increases in revenue from Merge Dragons! of $42.0 million and Empires & Puzzles of $34.1 million, as these games were acquired in May 2018 and January 2019, respectively. The increase was further supplemented by an increase in revenue from Words with Friends of $6.6 million and our casual card games of $5.6 million due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were offset by a decrease in revenue from Zynga Poker of $8.5 million due to the overall decline in bookings and audience metrics. All other mobile games accounted for the remaining net increase of $1.0 million. The decrease in other online game revenue of $4.8 million was primarily attributable to a decrease in web revenue from FarmVille 2 of $3.3 million and Zynga Poker of $1.1 million, due to the overall decline in bookings in these games. All other web games accounted for the remaining net decrease of $0.4 million.

For the three months ended June 30, 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. For the three months ended June 30, 2018, we recognized $0.5 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate did not impact our reported earnings per share. Further, for the three months ended June 30, 2018, there was no impact from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

In the three months ended June 30, 2019, Merge Dragons!, Empires & Puzzles, Zynga Poker and CSR Racing 2, were our top online revenue-generating games and comprised 18%, 14%, 12% and 11%, respectively, of our online game revenue for the period. In the three months ended June 30, 2018, Zynga Poker, CSR Racing 2, Hit It Rich! Slots and Wizard of Oz Slots were our top online revenue-generating games and comprised 23%, 13%, 11% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 72% of online game revenue in the three months ended June 30, 2019 and 53% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 28% of online game revenue in the three months ended June 30, 2019 and 47% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 10 months in the three months ended June 30, 2019, compared to 9 months in the same period of the prior year.

Mobile advertising revenue increased $13.9 million in the three months ended June 30, 2019 as compared to the same period of the prior year, while other advertising and other revenue decreased $0.5 million, resulting in a net advertising and other increase of $13.4 million.

The increase in mobile advertising revenue of $13.9 million was primarily due to an $8.2 million increase in mobile in-game offers, engagement ads and other revenue, primarily driven by advertising revenue generated from the games recently acquired from Gram Games and Small Giant. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game display ads of $5.8 million, primarily driven by ad inventory optimizations in our Words with Friends games. Further, the increase in mobile advertising revenue from in-game offers and engagement ads and in-game display ads were both supplemented by higher average prices per advertising unit, due a shift in our product mixture. The decrease in other advertising and other revenue of $0.5 million was primarily due to a decrease in web advertising revenue.

International revenue as a percentage of total revenue was 37% in the three months ended June 30, 2019 and 34% in the same period of the prior year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total revenue increased $146.6 million in the six months ended June 30, 2019 compared to the same period of the prior year, while bookings increased $282.5 million in the six months ended June 30, 2019 compared to the same period of the prior year.

Mobile online game revenue increased $123.7 million in the six months ended June 30, 2019 compared to the same period of the prior year, while other online game revenue decreased $9.1 million over the same period, resulting in a net online game revenue increase of $114.6 million.

The increase in mobile online game revenue of $123.7 million was primarily attributable to increases in revenue from Merge Dragons! of $69.7 million and Empires & Puzzles of $44.7 million, as these games were acquired in May 2018 and January 2019, respectively. The increase was further supplemented by an increase in revenue from our casual card games of $15.3 million, as a result of higher amortization of prior period deferred revenue as these games were acquired in December 2017, and from Words with Friends of $12.6 million, due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were offset by decreases in revenue from Zynga Poker of $14.7 million and Dawn of Titans of $6.5 million due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net increase of $2.6 million. The decrease in other online game revenue of $9.1 million was primarily attributable to a decrease in web revenue from FarmVille 2 of $5.6 million and Zynga Poker of $3.3 million due to the overall decline in bookings in these games. All other web games accounted for the remaining net decrease of $0.2 million.

For the six months ended June 30, 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. For the six months ended June 30, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation. This change in estimate had a $0.01 per share impact on our reported earnings per share in the six months ended June 30, 2018. There were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods during the six months ended June 30, 2018.

In the six months ended June 30, 2019, Merge Dragons!, Zynga Poker, CSR Racing 2 and Empires & Puzzles were our top online revenue-generating games and comprised 16%, 13%, 12%, and 10%, respectively, of our online game revenue for the period. In the six months ended June 30, 2018, Zynga Poker, CSR Racing 2, Hit It Rich! Slots and Wizard of Oz Slots were our top online revenue-generating games and comprised 23%, 13%, 11% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 69% of online game revenue in the six months ended June 30, 2019 and 54% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 31% of online game revenue in the six months ended June 30, 2019 and 46% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the six months ended June 30, 2019 and 2018.

Mobile advertising revenue increased $34.4 million in the six months ended June 30, 2019 as compared to the same period of the prior year, while other advertising and other revenue decreased $2.4 million, resulting in a net advertising and other increase of $32.0 million.

The increase in mobile advertising revenue of $34.4 million was primarily due to a $22.9 million increase in mobile in-game display ads, primarily driven by ad inventory optimizations in our Words with Friends games. Further, the increase in mobile advertising revenue from in-game display ads was supplemented by a higher average price per advertising unit, due a shift in our product mixture. The increase in mobile advertising revenue was also attributed to an increase in mobile in-game offers, engagement ads and other revenue of $11.4 million, primarily driven by advertising revenue generated from the games recently acquired from Gram Games and Small Giant. The decrease in other advertising and other revenue of $2.4 million was primarily due to a decrease in revenue of $1.7 million from the completion of third party licensing agreements during the first quarter of 2018. The remaining decrease in other advertising and other revenue was due to a decrease in web advertising revenue of $0.6 million.

International revenue as a percentage of total revenue was 36% in the six months ended June 30, 2019 and 35% in the same period of the prior year.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$126,872	$74,182	71%	$248,515	$143,224	74%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Cost of revenue increased $52.7 million in the three months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $40.1 million in payment processing fees from increased bookings generated from mobile payment processors and $11.0 million in intangible asset amortization driven by our Small Giant and Gram Games acquisitions.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Cost of revenue increased $105.3 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $78.5 million in payment processing fees from increased bookings generated from mobile payment processors and $24.2 million in intangible asset amortization driven by our Small Giant and Gram Games acquisitions.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$102,094	$67,391	51%	$263,974	$128,216	106%

Three Months Ended June 30, 2019 Compared to Three Months June 30, 2018

Research and development expenses increased $34.7 million in the three months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $23.9 million in the fair value of the contingent consideration related to our Small Giant and Gram Games acquisitions, $6.6 million in headcount-related expenses and $1.9 million in stock-based compensation expense.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Research and development expenses increased $135.8 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $107.9 million in the fair value of the contingent consideration related to our Small Giant and Gram Games acquisitions, $14.2 million in headcount-related expenses and $5.0 million in stock-based compensation expense.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$113,529	$52,878	115%	$215,540	$103,733	108%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Sales and marketing expenses increased $60.7 million in the three months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $57.3 million in player acquisition costs related to the games acquired from Small Giant and Gram Games and the recently launched Game of Thrones Slots Casino, partially offset by a decrease in player acquisition costs for other games.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Sales and marketing expenses increased $111.8 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $105.8 million in player acquisition costs related to the games acquired from Small Giant and Gram Games and the recently launched Game of Thrones Slots Casino, partially offset by a decrease in player acquisition costs for other games.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$25,239	$25,580	(1)%	$46,743	$48,833	(4)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The fluctuation of general and administrative expenses was relatively flat in the three months ended June 30, 2019 compared to the same period of the prior year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

General and administrative expenses decreased $2.1 million in the six months ended June 30, 2019 compared to the same period of the prior year. The decrease was primarily attributable to a benefit from the $10.7 million net settlement of the derivative litigation recognized during 2019, partially offset by a net increase of $6.3 million in acquisition-related transaction costs, primarily related to our acquisition of Small Giant.

Interest income

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$889	$1,800	(51)%	$1,332	$3,610	(63)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Interest income decreased $0.9 million in the three months ended June 30, 2019 compared to the same period of the prior year. The decrease was primarily attributable a decline in the average amount invested in short-term investments.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Interest income decreased $2.3 million in the six months ended June 30, 2019 compared to the same period of the prior year. The decrease was primarily attributable a decline in the average amount invested in short-term investments.

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense	$2,167	$9	NM	$3,430	$14	NM

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Interest expense increased $2.2 million in the three months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to interest expense of $1.1 million related to the Notes issued in June 2019 and $1.1 million related to the Credit Facility drawn down in December 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Interest expense increased $3.4 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to interest expense of $2.3 million related to the Credit Facility drawn down in December 2018 and $1.1 million related to the Notes issued in June 2019.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$3,877	$2,614	48%	$7,252	$6,020	20%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Other income (expense), net increased $1.3 million in the three months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to an increase in rental revenue from one of our tenants.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Other income (expense), net increased $1.2 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to an increase in rental revenue, partially offset by foreign currency exchange losses.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$(2,805)	$2,330	(220)%	$(13,057)	$6,189	(311)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The benefit from income taxes was $2.8 million during the three months ended June 30, 2019 and the provision for income taxes was $2.3 million during the three months ended June 30, 2018, resulting in a net change of $5.1 million. The net change was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and Gram Games and a change in our jurisdictional mix of earnings, offset by an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The benefit from income taxes was $13.1 million during the six months ended June 30, 2019 and the provision for income taxes was $6.2 million during the six months ended June 30, 2018, resulting a net change of $19.3 million. The net change was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and Gram Games and a change in our jurisdictional mix of earnings, offset by an increase in expense related to BEAT.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(9,958)	$(3,679)
Depreciation and amortization	40,749	16,909
Cash flows provided by (used in) operating activities	100,164	37,188
Cash flows provided by (used in) investing activities	(421,829)	(120,519)
Cash flows provided by (used in) financing activities	476,572	(75,232)

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments, interest payments and principal repayments the our Notes and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, share repurchase activity or future growth through acquisitions, thus and we may seek additional financing in the future.

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $691.3 million and $545.0 million, respectively, which consisted of cash, money market funds and corporate debt securities.

Convertible Senior Notes and Capped Call Transactions

In June 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024, with an initial conversion rate of 120.3695 shares of our common stock (equal to an initial conversion rate of $8.31 per share), subject to adjustment in some events. The Notes are senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our current or future subsidiaries (including trade payables). The Indenture does not contain any financial covenants.

The Notes mature on June 1, 2024 unless earlier converted, redeemed or repurchased in accordance with their term prior to the maturity date. Interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Company may not redeem the Notes prior to June 5, 2022.

On or after June 5, 2022, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Common Stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading-day period ending on the immediately preceding the date when the Company provides a notice of redemption. The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

As of June 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

In connection with the offering of the Notes, the Company also entered into privately negotiated capped call transactions. The Capped Calls have an initial strike price of approximately $8.31 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $12.54 per share, subject to certain adjustments. The capped call transactions cover, subject to anti-dilution adjustments, approximately 83.1 million shares of our Class A common stock and are expected to offset the potential economic dilution to our Class A common stock up to the initial cap price.

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

In June 2019, the Company amended the Credit Agreement to, amongst other things, (i) permit the Company to issue the Notes and enter into the Capped Calls, (ii) modify certain of the covenants, including the indebtedness covenant, lien covenant, investment covenant and restricted payments covenant, in connection with permitting the Notes and the transactions contemplated by the Notes, (iii) revise the maximum consolidated leverage ratio financial covenant, and (iv) remove the minimum liquidity financial covenant.

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

On December 28, 2018, the Company drew against the Credit Facility for a $100.0 million LIBOR Loan, with a three-month interest period at an interest rate of 4.31% and continued the loan on March 28, 2019, for another three-month interest period, at an interest rate of 4.10%. In June 2019, the Company repaid the $100.0 million LIBOR Loan and as a result, has the full $200.0 million of borrowing capacity remaining as of June 30, 2019. However, in connection with the Sale Agreement and consistent with the terms of the Credit Facility, the borrowing capacity reduced to $150.0 million on July 1, 2019.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of and for the three and six months ended June 30, 2019. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

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

•

Consolidated Leverage Ratio: The Company is obligated to maintain a consolidated leverage ratio of an amount ranging from at least 5.00 to 1.00 to at least 3.50 to 1.00 as of the end of each fiscal quarter, in amounts decreasing through the term of the Credit Agreement. The consolidated leverage ratio is measured by dividing (a) our consolidated funded indebtedness as of the relevant fiscal quarter end by (b) our consolidated EBITDA for the applicable measurement period.

Building Sale and Leaseback

On May 24, 2019, the Company entered into the Sale Agreement to sell the Company’s San Francisco headquarters and related land, including all preexisting leases between the Company and third-party tenants of the Building, to a third-party buyer for net proceeds of approximately $600 million, subject to customary closing conditions and deliveries. Only July 1, 2019, the Sale Agreement closed consistent with these terms and accordingly, the Company does not expect any significant future income related to the building subsequent to June 30, 2019.

Upon the closing of the Sale Agreement, the Company entered into the Leaseback Agreement with the buyer to lease approximately 185,000 square feet of the Building over a 12-year term, where we expect to continue operating our headquarters. The Leaseback Agreement also provides the Company two separate options to extend the lease for eight years each and a third option to extend the lease for six years (for a total of an additional 22 years). The initial base rent will be approximately $10.7 million for the first year of the lease, and may increase by an annual amount not to exceed 3.25% per year.

Share Repurchases

During 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted-average price of $3.59 per share for a total of $65.4 million.

In April 2018, the 2018 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. During the three and six months ended June 30, 2019, no share repurchases were made and as of June 30, 2019, we have $173.8 million remaining under the 2018 Share Repurchase Program.

Operating Activities

After our net loss of $184.7 million is adjusted to exclude certain non-cash items, operating activities provided $100.2 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2019. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $40.7 million and stock-based compensation expense of $40.1 million. Depreciation and amortization increased by $23.8 million primarily due to an increase in intangible asset amortization from our acquisitions in January 2019 and May 2018. Stock-based compensation expense increased $8.6 million primarily due to our acquisition of Gram Games in May 2018. Further, the noncash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove a $109.4 million change in our operating liabilities for the six months ended June 30, 2019.

The change in our operating assets and liabilities during the six months ended June 30, 2019 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $125.2 million inflow of cash, cash equivalents and restricted cash, primarily due to a change in deferred revenue of $156.0 million. The cash, cash equivalents and restricted cash inflow from the change in deferred revenue was primarily due to the acquisition of Small Giant in January 2019 and strong bookings performance, primarily from Gram Games. This inflow was partially offset by outflows from accounts receivable, net and accounts payable of $26.5 million and $7.3 million, respectively. The cash, cash equivalents and restricted cash outflow from the change in accounts receivable net, was primarily driven by two months of outstanding accounts receivable from one of our largest payment processors and the outflow from the change in accounts payable was largely due to timing of payments.

Investing Activities

Investing activities used $421.8 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2019. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $299.4 million from our Small Giant acquisition and net purchases of investments of $102.6 million.

Financing Activities

Financing activities provided $476.6 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2019. The primary inflow of cash, cash equivalents and restricted cash associated with financing activities was net proceeds of $672.7 million related to the issuance of our Notes. The inflow of cash, cash equivalents and restricted cash from financing activities was partially offset by an outflow from to the repayment of our $100.0 million LIBOR Loan under the Credit Facility, the $73.8 million premium paid related to our capped call transactions and $27.6 million related to the taxes paid on behalf of employees related to the net settlement of equity awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended June 30, 2019.

Contractual Obligations (1)

Year ending December 31:	Operating Leases	Licensor and Marketing	Other	Total
Remaining 2019	$5,258	$8,966	$13,077	$27,301
2020	9,617	40,886	20,400	70,903
2021	7,824	—	9,513	17,337
2022	3,868	—	—	3,868
2023	2,917	—	—	2,917
2024	179	—	—	179
Thereafter	—	—	—	—
Total	$29,663	$49,852	$42,990	$122,505

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $10.4 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Tenant Improvement Obligations

Excluded from the contractual obligations table above are $58.3 million of lease incentive obligations for tenant improvements associated with our San Francisco corporate headquarters, all of which will be transferred to the buyer of the building as part of the Sale Agreement that closed on July 1, 2019. Of this amount, the Company has a lease incentive obligation of $46.1 million related to tenant improvements, which is presented as Liabilities Related to Assets Held for Sale in our consolidated balance sheet as of June 30, 2019. The remaining lease incentive commitments for tenant improvements of $12.2 million are not reflected in our consolidated balance sheet as of June 30, 2019, as our obligation occurs once the tenant is provided access to the leased space.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. As of June 30, 2019, the estimated fair value of the contingent obligations for Small Giant and Gram Games were $183.6 million and $72.8 million, respectively.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.9 million as of June 30, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of June 30, 2019, the fair value of this guarantee is not material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On June 14, 2019, we issued $690.0 million aggregate principal amount of Notes. The Notes have fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest rate exposure on the Notes. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Other than the discussion above, during the six months ended June 30, 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

(*) Our business will suffer if we are unable to entertain our players, develop new games, improve the experience of our existing games, and successfully monetize our games.

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

Successfully monetizing “free-to-play” games is difficult, and requires that we deliver valuable and entertaining player experiences that a sufficient number of players will pay for or we are able to otherwise sufficiently monetize our games (for example, by serving in-game advertising). The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences.  If our games do not meet consumer expectations, or if they are not brought to market in a timely and effective manner, our revenue and financial performance will be negatively affected.

We focus our efforts on four categories: Action Strategy, Casual, Invest Express and Social Casino. In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market our games to existing and new players;
•	achieve benefits from our player acquisition costs;
•	achieve viral organic growth and gain customer interest in our games through free or more efficient channels;
•	adapt to changing player preferences;
•	adapt to new technologies and feature sets for mobile and other devices;
•	expand and enhance games after their initial release;
•	attract, retain and motivate talented and experienced game designers, product managers and engineers;
•	partner with mobile platforms and obtain featuring opportunities;

•

continue to adapt game feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth, and varying processing power and screen sizes;

•	minimize launch delays and cost overruns on the development of new games and features;
•	achieve and maintain successful customer engagement and effectively monetize our games;
•	maintain a quality social game experience and retain our players;
•	develop games that can build upon or become franchise games;
•	compete successfully against a large and growing number of existing market participants;
•	accurately forecast the timing and expense of our operations, including game and feature development, marketing and customer acquisition, customer adoption, and success of bookings growth;
•	minimize and quickly resolve bugs or outages; and
•	acquire and successfully integrate high quality mobile game assets, personnel and companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful live service games and launch new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations and reputation will suffer.

(*) Our industry is intensely competitive and subject to rapid changes. If consumers prefer our competitors’ products or services over our own, our operating results could suffer.

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, web, PC, and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard (the parent company of King Digital), Aristocrat, DoubleU, Electronic Arts (EA Mobile), Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble (the parent company of Kabam), NetEase (NetEase Games), Niantic, Peak Games, Playtika, SciPlay, Supercell, Take-Two Interactive Software, Vivendi (the parent company of Gameloft) and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon, Apple and Facebook, may decide to develop mobile and social games, or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

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

(*) We rely on third-party platforms such as the Apple App Store, the Google Play Store and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the six months ended June 30, 2019, we derived 51% of our revenue and 49% of our bookings on Apple platforms, 41% of our revenue and 45% of our bookings on Google platforms and 6% of our revenue and 5% of our bookings on Facebook platforms.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.  For example, in 2018 our Zynga Poker audience was impacted by platform changes made by Facebook which impacted the players’ ability to access and log into the game.  A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures.  We are continuing to evaluate how Apple and Google will interpret these revisions, whether Facebook and other platform providers adopt similar rules, and how these rule may affect our business, operations and financial results.

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

(*) We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, bookings, revenue and operating results will be harmed.

Compared to all players who play our games in any period, only a small portion are paying players. In the second quarter of 2019, we had approximately 1.2 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Game (Tiny Royale) and games acquired as part of our Gram Games and Small Giant acquisitions), who represented approximately 3.0% of our average Mobile Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, creates new individual privacy rights and imposes worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. Another example is the State of California’s passage of the California Consumer Privacy Act of 2018 (“CCPA”), which will become effective in 2020 and will create new privacy rights for consumers residing in the state. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, CCPA, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of June 30, 2019, we had an accumulated deficit of $2.0 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2019  approximately 28% of our employees had been with us for less than one year and approximately 50% for less than two years.

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

(*) Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, last year a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State.  We disagree with this ruling and are continuing to monitor this case. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain of (or all of) our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, “loot box” game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (FTC) has announced that it will be holding a public workshop on loot boxes later this year, and at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18. In some of our games, such as Empires & Puzzles, CSR2 and Dawn of Titans, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, or regulation of currency, banking institutions, unclaimed property, or money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition or results of operations.

(*) Our international operations are subject to increased challenges and risks.

Continuing to expand our business to attract players in countries other than the U.S. is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We expect to continue to expand our international operations in the future by opening new international studio locations and expanding our offerings in new countries and languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

(*) Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Another example is the June 7, 2019 opinion issued in Altera Corp v. Commissioner by a three judge panel from the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”), reversing a 2015 U.S. Tax Court decision. The Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On July 22, 2019, the taxpayer petitioned the Ninth Circuit for a rehearing en banc and may subsequently appeal to the U.S. Supreme Court. As a result, the final outcome of the case is uncertain; however, if the Ninth Circuit’s opinion is upheld, our ability to offset future income with net operating losses would be reduced. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 9 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

(*) We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In December 2018, we entered into a credit agreement for a three-year revolving credit facility, and we must adhere to financial covenants therein. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

In addition, in June 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “Notes”). We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our future debt may contain limitations on our ability to pay cash upon conversions of the Notes or at their maturity or to repurchase the Notes. Holders of the Notes may require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture under which the Notes were issued) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or at their maturity.

In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of the Notes or to repay the Notes at their maturity as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or pay cash with respect to notes being converted or at maturity of the Notes.

(*) Provisions in the indenture for the notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

(*) We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions entered into in connection with the offering of the Notes are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral.  Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of common stock required to be delivered to us under the capped call transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

(*) The occurrence of an earthquake or other natural disaster at or near any of our facilities could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

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

Risks Related to Our Class A Common Stock

(*) Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2018 and June 30, 2019, the trading price of our Class A common stock ranged from a low of $3.32 per share to a high of $6.55 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

(*) The capped call transactions may affect the value of the notes and our Class A common stock.

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Bank of America, N.A. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Notes, as the case may be, as a result of conversion of the Notes.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of the Notes). This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock or the Notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

On June 14, 2019, pursuant to a purchase agreement entered into on June 11, 2019 (the “Purchase Agreement”) with Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several initial purchasers, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The initial conversion rate of the Notes is 120.3695 shares of the Company’s Class A common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $8.31 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. We received $672.4; million in net proceeds from the sale of the Notes (after deducting the initial purchasers’ discount).

Issuer Purchases of Equity Securities

Stock repurchases during the second quarter of 2019, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2019	—	$—	—	$173,847,972
May 1 - May 31, 2019	—	$—	—	$173,847,972
June 1 - June 30, 2019	—	$—	—	$173,847,972
Total	—	$—	—

(1)	In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated June 14, 2019, between Zynga Inc. and Wells Fargo Bank, National Association	8-K	001-35375	4.1	06/14/2019

4.2	Form of 0.25% Convertible Senior Note due 2024 (included in Exhibit 4.1)	8-K	001-35375	4.1	06/14/2019

10.1*†	Agreement of Purchase and Sale, dated as of May 24, 2019, by and between Big Dog Holdings LLC, a subsidiary of the registrant, and BCP-CG 650 Property LLC	8-K	001-35375	10.1	05/28/2019

10.2*†	Form of Office Lease, by and between the registrant, as tenant, and BCP-CG 650 Property LLC, as landlord	8-K	001-35375	10.2	05/28/2019

10.3	Purchase Agreement, dated June 11, 2019, by and among Zynga Inc. and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-35375	10.1	06/14/2019

10.4	Form of Capped Call Confirmation	8-K	001-35375	10.2	06/14/2019

10.5	First Amendment to Credit Agreement, dated as of June 11, 2019, among Zynga Inc., as borrower, certain subsidiaries of Zynga Inc., as guarantor subsidiaries, and Bank of America, N.A., as lender	8-K	001-35375	10.3	06/14/2019

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

Certain portions of this exhibit have been redacted to preserve confidentiality. The registrant hereby undertakes to provide further information regarding such redacted information to the Commission upon request.

†

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to provide further information regarding such omitted materials to the Commission upon request.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 1, 2019.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)