Form 10-Q
period 2019-09-30
ZYNGA INC
filed 2019-10-31
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 15, 2019, there were 945,922,482 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$589,446	$544,990
Short-term investments	790,776	36,232
Accounts receivable, net of allowance of $0 at September 30, 2019 and December 31, 2018	149,507	91,630
Restricted cash	55,006	35,006
Prepaid expenses	22,817	26,914
Other current assets	15,907	12,505
Total current assets	1,623,459	747,277
Long-term investments	66,018	—
Goodwill	1,437,900	934,187
Intangible assets, net	247,299	118,600
Property and equipment, net	24,118	266,557
Right-of-use assets	139,048	—
Prepaid expenses	26,752	30,774
Other non-current assets	13,420	49,308
Total assets	$3,578,014	$2,146,703
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,953	$26,811
Income tax payable	5,817	4,895
Deferred revenue	401,844	191,299
Debt	—	100,000
Operating lease liabilities	15,278	—
Other current liabilities	315,891	156,829
Total current liabilities	764,783	479,834
Convertible senior notes, net	564,309	—
Deferred revenue	965	1,586
Deferred tax liabilities, net	27,873	16,087
Non-current operating lease liabilities	132,225	—
Other non-current liabilities	149,424	52,586
Total liabilities	1,639,579	550,093
Stockholders’ equity:
Common stock (Class A), $0.00000625 par value, and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 945,762 shares as of September 30, 2019 and 861,111 as of December 31, 2018	3,873,712	3,504,713
Accumulated other comprehensive income (loss)	(152,610)	(118,439)
Accumulated deficit	(1,782,667)	(1,789,664)
Total stockholders’ equity	1,938,435	1,596,610
Total liabilities and stockholders’ equity	$3,578,014	$2,146,703

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Online game	$281,651	$167,716	$722,523	$493,949
Advertising and other	63,642	65,527	194,673	164,571
Total revenue	345,293	233,243	917,196	658,520
Costs and expenses:
Cost of revenue	133,859	78,592	382,374	221,816
Research and development	137,487	71,124	401,461	199,340
Sales and marketing	120,836	55,613	336,376	159,346
General and administrative	26,774	23,144	73,517	71,977
Total costs and expenses	418,956	228,473	1,193,728	652,479
Income (loss) from operations	(73,663)	4,770	(276,532)	6,041
Interest income	6,597	1,421	7,929	5,031
Interest expense	(6,728)	(133)	(10,158)	(147)
Other income (expense), net	313,757	4,147	321,009	10,167
Income (loss) before income taxes	239,963	10,205	42,248	21,092
Provision for (benefit from) income taxes	9,880	5	(3,177)	6,194
Net income (loss)	$230,083	$10,200	$45,425	$14,898

Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.01	$0.05	$0.02
Diluted	$0.24	$0.01	$0.05	$0.02

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	943,350	860,988	935,701	863,062
Diluted	973,830	887,228	970,801	890,146

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$230,083	$10,200	$45,425	$14,898
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(30,666)	(3,141)	(34,304)	(9,863)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	82	42	133	150
Other comprehensive income (loss), net of tax	(30,584)	(3,099)	(34,171)	(9,713)
Comprehensive income (loss)	$199,499	$7,101	$11,254	$5,185

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610
Exercise of stock options and ESPP	5,097	—	5,304	—	—	—	5,304
Vesting of ZSUs, net of tax withholdings	2,487	—	—	(11,010)	—	—	(11,010)
Acquisition-related common stock issuance	63,795	1	253,902	—	—	—	253,903
Stock-based compensation expense	—	—	18,773	—	—	—	18,773
Retirements of treasury stock	—	—	—	11,010	—	(11,010)	—
Net income (loss)	—	—	—	—	—	(128,828)	(128,828)
Other comprehensive income (loss)	—	—	—	—	6,977	—	6,977
Balances at March 31, 2019	932,490	$6	$3,782,687	$—	$(111,462)	$(1,929,502)	$1,741,729
Exercise of stock options and ESPP	3,885	—	1,727	—	—	—	1,727
Vesting of ZSUs, net of tax withholdings	3,849	—	—	(16,610)	—	—	(16,610)
Stock-based compensation expense	—	—	21,355	—	—	—	21,355
Retirements of treasury stock	—	—	—	16,610	—	(16,610)	—
Equity component of convertible senior notes	—	—	114,974	—	—	—	114,974
Purchase of capped calls related to issuance of convertible senior notes	—	—	(73,830)	—	—	—	(73,830)
Net income (loss)	—	—	—	—	—	(55,830)	(55,830)
Other comprehensive income (loss)	—	—	—	—	(10,564)	—	(10,564)
Balances at June 30, 2019	940,224	$6	$3,846,913	$—	$(122,026)	$(2,001,942)	$1,722,951
Exercise of stock options and ESPP	1,452	—	5,490	—	—	—	5,490
Vesting of ZSUs, net of tax withholdings	4,086	—	—	(10,808)	—	—	(10,808)
Stock-based compensation expense	—	—	21,339	—	—	—	21,339
Retirements of treasury stock	—	—	—	10,808	—	(10,808)	—
Equity component of convertible senior notes	—	—	(36)	—	—	—	(36)
Net income (loss)	—	—	—	—	—	230,083	230,083
Other comprehensive income (loss)	—	—	—	—	(30,584)	—	(30,584)
Balances at September 30, 2019	945,762	$6	$3,873,706	$—	$(152,610)	$(1,782,667)	$1,938,435

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

(In thousands)

(Unaudited)

					Accumulated
	Class A, B and C Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	870,660	$5	$3,426,500	$—	$(93,497)	$(1,691,768)	$1,641,240
Exercise of stock options and ESPP	1,510	—	3,311	—	—	—	3,311
Vesting of ZSUs, net of tax withholdings	2,748	—	—	(6,364)	—	—	(6,364)
Stock-based compensation expense	—	—	14,113	—	—	—	14,113
Repurchases of common stock	(11,306)	—	—	(41,175)	—	—	(41,175)
Retirements of treasury stock	—	—	—	47,539	—	(47,539)	—
Adoption of ASU 2014-09	—	—	—	—	—	4,024	4,024
Net income (loss)	—	—	—	—	—	5,609	5,609
Other comprehensive income (loss)	—	—	—	—	23,107	—	23,107
Balances at March 31, 2018	863,612	$5	$3,443,924	$—	$(70,390)	$(1,729,674)	$1,643,865
Exercise of stock options and ESPP	458	—	844	—	—	—	844
Vesting of ZSUs, net of tax withholdings	3,013	—	—	(7,609)	—	—	(7,609)
Stock-based compensation expense	—	—	17,369	—	—	—	17,369
Repurchases of common stock	(6,902)	—	—	(24,243)	—	—	(24,243)
Retirements of treasury stock	—	—	—	31,852	—	(31,852)	—
Net income (loss)	—	—	—	—	—	(911)	(911)
Other comprehensive income (loss)	—	—	—	—	(29,721)	—	(29,721)
Balances at June 30, 2018	860,181	$5	$3,462,137	$—	$(100,111)	$(1,762,437)	$1,599,594
Exercise of stock options and ESPP	1,767	—	4,771	—	—	—	4,771
Vesting of ZSUs, net of tax withholdings	2,150	—	—	(5,389)	—	—	(5,389)
Stock-based compensation expense	—	—	18,754	—	—	—	18,754
Repurchases of common stock	(2,241)	—	—	(8,393)	—	—	(8,393)
Retirements of treasury stock	—	—	—	13,782	—	(13,782)	—
Net income (loss)	—	—	—	—	—	10,200	10,200
Other comprehensive income (loss)	—	—	—	—	(3,099)	—	(3,099)
Balances at September 30, 2018	861,857	$5	$3,485,662	$—	$(103,210)	$(1,766,019)	$1,616,438

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$45,425	$14,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,818	29,363
Stock-based compensation expense	61,467	50,236
(Gain) loss from sale of building, investments and other assets and foreign currency, net	(314,093)	497
(Accretion) and amortization on marketable debt securities, net	(2,231)	(2,043)
Noncash lease expense	6,773	—
Noncash interest expense	7,094	—
Noncash consideration received	—	(1,494)
Change in deferred income taxes and other	(22,167)	(1,809)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,436)	7,302
Prepaid expenses and other assets	3,509	(14,833)
Accounts payable	(2,839)	(18,613)
Deferred revenue	206,154	43,758
Income tax payable	(5,142)	(5,180)
Operating lease and other liabilities	157,447	(23,770)
Net cash provided by (used in) operating activities	168,779	78,312
Cash flows from investing activities:
Purchases of investments	(873,624)	(267,435)
Maturities of investments	40,500	384,300
Sales of investments	14,928	9,999
Acquisition of property and equipment	(18,799)	(7,505)
Proceeds from sale of building and other property and equipment, net	580,626	33
Business acquisitions, net of cash acquired and restricted cash held in escrow	(301,816)	(222,075)
Release of restricted cash escrow from business combinations	(10,000)	(22,800)
Other investing activities, net	—	375
Net cash provided by (used in) investing activities	(568,185)	(125,108)
Cash flows from financing activities:
Proceeds from issuance of debt, net	672,152	—
Purchase of capped calls	(73,830)	—
Taxes paid related to net share settlement of stockholders' equity awards	(38,428)	(19,363)
Repurchases of common stock	—	(73,811)
Proceeds from issuance of common stock	12,521	8,925
Repayment of debt	(101,364)	—
Acquisition-related contingent consideration payment	(12,900)	—
Other financing activities, net	(324)	—
Net cash provided by (used in) financing activities	457,827	(84,249)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,035	(3,179)

Net change in cash, cash equivalents and restricted cash	64,456	(134,224)
Cash, cash equivalents and restricted cash, beginning of period	579,996	405,677
Cash, cash equivalents and restricted cash, end of period	$644,452	$271,453

Noncash investing activity:
Acquisition-related common stock issuance	$253,903	$—
Software acquired as noncash consideration	—	1,494

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of September 30, 2019 and December 31, 2018, the interim consolidated statements of operations, statements of comprehensive income (loss) and statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, the statements of cash flows for the nine months ended September 30, 2019 and 2018 and the notes to interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, the discount rate used in discounting our operating lease liabilities, the interest rate used in calculating the present value of the initial liability component of our convertible notes, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets, and long-lived assets. Actual results could differ materially from those estimates.

For the three and nine months ended September 30, 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

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

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the accounting for implementation costs incurred with a cloud computing arrangement accounted for as a service arrangement with the guidance in ASC Topic 350-40, Internal-Use Software to determine which implementation costs should be capitalized. The ASU permits either a prospective or retrospective transition approach and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption will have a material impact to our consolidated financial statements, but the Company is finalizing its assessment of the standard’s impact.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Online game:
Mobile	$265,836	$149,095	$672,449	$431,952
Other(1)	15,815	18,621	50,074	61,997
Online game total	$281,651	$167,716	$722,523	$493,949
Advertising and other:
Mobile	61,742	63,371	188,665	155,860
Other(1)	1,900	2,156	6,008	8,711
Advertising and other total	$63,642	$65,527	$194,673	$164,571
Total revenue	$345,293	$233,243	$917,196	$658,520

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$212,567	$153,752	$578,828	$432,289
All other countries(1)	132,726	79,491	338,368	226,231
Total revenue	$345,293	$233,243	$917,196	$658,520

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

Durable virtual items accounted for 76% of online game revenue in the three months ended September 30, 2019 and 58% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 24% of online game revenue in the three months ended September 30, 2019 and 42% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was 9 months for the both the three months ended September 30, 2019 and 2018.

Durable virtual items accounted for 72% of online game revenue in the nine months ended September 30, 2019 and 55% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 28% of online game revenue in the nine months ended September 30, 2019 and 45% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the nine months ended September 30, 2019 and 2018.

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

During the three and nine months ended September 30, 2019, we recognized $19.9 million and $187.7 million, respectively, of revenue that was included in the current deferred revenue balance on December 31, 2018.

The increase in accounts receivable, net during the nine months ended September 30, 2019 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts, supplemented by an increase in accounts receivable related to the acquisition of Small Giant Games Oy (“Small Giant”). The increase in deferred revenue during the nine months ended September 30, 2019 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the contribution from Small Giant.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term investments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$680,672	$158	$(17)	$680,813
U.S. government and government agency debt securities	107,999	3	(10)	107,992
Certificates of deposit and time deposits	1,971	—	—	1,971
Total	$790,642	$161	$(27)	$790,776

Long-term investments:
Corporate debt securities	$8,022	$19	$—	$8,041
U.S. government and government agency debt securities	57,995	7	(25)	57,977
Total	$66,017	$26	$(25)	$66,018

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$36,230	$2	$—	$36,232
Total	$36,230	$2	$—	$36,232

As of September 30, 2019, all of our short-term investments have contractual maturities of one year or less and all of our long-term investments have contractual maturities between one and two years.

As of September 30, 2019, we did not consider any of our short-term or long-term investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

4. Fair Value Measurements

Our financial assets consist of cash equivalents, short-term and long-term investments and accounts receivable, net. Cash equivalents, short-term investments and long-term investments, which consist of money market funds, corporate debt securities, U.S. government and government agency debt securities and certificates of deposit and time deposits, are reported at fair value. Accounts receivable, net are stated at the net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, contingent consideration obligations and our debt. Accounts payable and accrued liabilities are stated at the invoiced or estimated payout amount, respectively, and approximate fair value. Contingent consideration obligations, which are the result of business acquisitions, are reported at fair value. With respect the fair value of our debt, refer to Note 10 – “Debt” for further discussion.

As of September 30, 2019, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019.

Under the terms of the Gram Games acquisition, contingent consideration may be payable based on the achievement of certain future profitability performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date and subsequent reporting period fair values of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Gram Games’ projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. As of December 31, 2018, the estimated fair value of the Gram Games contingent consideration obligation was $49.0 million. As of September 30, 2019, the estimated fair value of the contingent consideration obligation increased to $70.8 million, primarily due to stronger than expected performance and the increased probability of achievement and partially offset by a payment of $28.5 million to the former owners of Gram Games’ for its performance during the first annual earnout period. For the three and nine months ended September 30, 2019, we recognized $26.5 million and $50.3 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

Under the terms of the Small Giant acquisition, contingent consideration may be payable based on the achievement of certain future profitability performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. We estimated the acquisition date and subsequent reporting period fair values of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligation were Small Giant’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes to projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future. At acquisition, the estimated fair value of the contingent consideration obligation was $98.0 million. As of September 30, 2019, the estimated fair value of the contingent consideration obligation increased to $217.9 million, primarily due to stronger than expected performance and the increased probability of achievement. Accordingly, for the three and nine months ended September 30, 2019, we recognized $34.3 million and $119.9 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

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

The composition of our financial assets and liabilities as of September 30, 2019 and December 31, 2018 among the three levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$128,189	$—	$—	$128,189
Corporate debt securities	—	179,784	—	179,784
Certificates of deposit and time deposits	—	1,831	—	1,831
Short-term investments:
Corporate debt securities	—	680,813	—	680,813
U.S. government and government agency debt securities	—	107,992	—	107,992
Certificates of deposit and time deposits	—	1,971	—	1,971
Long-term investments:
Corporate debt securities	—	8,041	—	8,041
U.S. government and government agency debt securities	—	57,977	—	57,977
Total financial assets	$128,189	$1,038,409	$—	$1,166,598
Liabilities:
Contingent consideration	$—	$—	$288,700	$288,700

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$565	$—	$—	$565
Corporate debt securities	—	4,987	—	4,987
Short-term investments:
Corporate debt securities	—	36,232	—	36,232
Total financial assets	$565	$41,219	$—	$41,784
Liabilities:
Contingent consideration	$—	$—	$49,000	$49,000

The following table presents the activity for the nine months ended September 30, 2019 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2018	$49,000
Additions	98,000
Fair value adjustments	170,164
Payments	(28,464)
Contingent consideration obligation – September 30, 2019	$288,700

We had no transfers between valuation levels from December 31, 2018 to September 30, 2019.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment	$25,554	$20,624
Software	35,209	34,937
Land	—	89,130
Building and building improvements	—	203,873
Furniture and fixtures	11,761	10,321
Leasehold improvements	16,206	6,144
Total property and equipment, gross	$88,730	$365,029
Less: Accumulated depreciation	(64,612)	(98,472)
Total property and equipment, net	$24,118	$266,557

The following represents our property and equipment, net by location (in thousands):

	September 30,	December 31,
	2019	2018
United States	$14,065	$262,844
All other countries	10,053	3,713
Total property and equipment, net	$24,118	$266,557

On July 1, 2019, the Company sold its San Francisco headquarters (the “Building”) and related land, including all preexisting leases between the Company and third-party tenants of the Building, to a third-party buyer for net proceeds of approximately $580.5 million (the “Building Sale”). In connection with the Building Sale, the Company de-recognized the related land, building and building improvements and all lessor related assets and liabilities, which resulted in a gain of $314.2 million within other income (expense), net in our consolidated statement of operations.

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

In connection with the Building Sale, the Company executed a leaseback of approximately 185,000 square feet of the Building over a 12-year term, where we expect to continue operating our headquarters. The agreement provides the Company two separate options to extend the lease for eight years each and a third option to extend the lease for six years (for a total of an additional 22 years). At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. The net initial base rent will be approximately $10.7 million for the first year of the lease and may increase by an annual amount not to exceed 3.25% per year.

Our remaining operating leases are also primarily for office facilities. Certain leases include options to extend the lease for a set number of years or early terminate the lease prior to the contractually defined expiration date. We include such extension periods in the lease term only when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised. As of September 30, 2019, the weighted-average remaining lease term for our operating leases was 10.1 years.

We record right-of-use assets, current operating lease liabilities and non-current operating lease liabilities in our consolidated balance sheet for operating leases with lease terms greater than 12 months. We have elected not to apply the balance sheet recognition requirements to leases with lease terms of 12 months or less (“short-term leases”). Additionally, we do not separate lease components from non-lease components and therefore allocate the entire consideration to the lease component(s).

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

In determining the present value of lease payments, we discount future lease payments using our incremental borrowing rate since the implicit rate in our various leases is unknown. The incremental borrowing rate is determined at lease commencement for each individual lease and is based on a number of factors, including relevant observable debt transactions, the current economic environment, lease term and currency in which the lease is denominated. As of September 30, 2019, the weighted-average incremental borrowing rate for our operating leases was 4.4%.

We recognize lease expense for operating leases and short-term leases on a straight-line basis over the lease term. Variable lease payments are recognized when the underlying uncertainty is resolved, which is generally when the obligation for those costs are incurred. These expenses are presented as operating expenses in the consolidated statement of operations. For the three and nine months ended September 30, 2019, the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease expense	$5,237	$9,101
Variable lease expense	1,608	2,751
Total lease expense (1)	$6,845	$11,852

(1)	The expense associated with short-term leases with a lease term of greater than one month was not material for the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2019, supplemental cash and noncash information related to operating leases, excluding any transition adjustments, were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Fixed operating lease payments	$6,523	$11,241
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	125,776	136,966

As of September 30, 2019, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2019	$5,461
2020	21,189
2021	20,297
2022	16,709
2023	16,143
2024	13,844
Thereafter	90,955
Total lease payments	184,598
Less: Imputed interest	(37,095)
Total lease liability balance	$147,503

We do not have any leases that have not yet commenced that create significant rights and obligations as of September 30, 2019.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.7 million as of September 30, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of September 30, 2019, the estimated fair value of this guarantee is not material.

Lessor Arrangements

As noted previously, prior to July 1, 2019, we owned the building where our San Francisco headquarters is located and had operating lease arrangements with various third-party tenants for the remaining available office space. However, in connection the Building Sale, effective July 1, 2019, the Company sold all preexisting leases between the Company and its tenants to the buyer. As a result, all lessor related assets and liabilities were de-recognized upon closing.

We do not separate lease components from non-lease components and therefore allocate the entire consideration in our contracts to the lease components. All of the lease and non-lease components qualify for accounting under ASC Topic 842.

For the nine months ended September 30, 2019 the components of lease income were as follows (in thousands):

Nine Months Ended September 30,
2019
Operating lease income	$10,563
Variable lease income	1,103
Total lease income	$11,666

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

In the third quarter of 2019, we made an additional payment of $2.4 million related to customary closing working capital adjustments, bringing the total purchase consideration to $717.9 million.

The total purchase consideration – including the third quarter 2019 working closing capital adjustment – included $336.0 million in cash, $30.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties, 63,794,746 shares of our Class A common stock valued at $253.9 million at the acquisition date and contingent consideration of $98.0 million at the acquisition date. We will record changes in the fair value of the contingent consideration within our consolidated statement of operations in each future reporting period as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate).

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

The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, liabilities assumed, contingent consideration payable and related goodwill acquired from Small Giant (in thousands):

Total
Cash	$34,193
Accounts receivable, net	22,974
Prepaid expenses	2,561
Intangible assets, net:
Developed technology, useful life of 5 years	155,000
Trade names, useful life of 7 years	32,000
Goodwill	531,748
Property and equipment, net	180
Right-of-use assets	883
Other non-current assets	120
Total assets acquired	779,659
Accounts payable	(1,716)
Income tax payable	(5,623)
Operating lease liabilities	(380)
Other current liabilities	(16,126)
Deferred tax liabilities, net	(37,400)
Non-current operating lease liabilities	(503)
Total liabilities	(61,748)
Total purchase price consideration	$717,911

Fair value of Zynga Stock Consideration issued(1)	(253,903)
Non-current contingent consideration payable	(98,000)
Total cash consideration	$366,008

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

The results of operations from Small Giant have been included in our consolidated statement of operations since the date of acquisition. During the three and nine months ended September 30, 2019, Small Giant represented $62.4 million and $112.3 million of our total revenue, respectively, and reduced our consolidated net income with $6.6 million and $77.8 million of net losses, respectively. Transaction costs incurred by the Company in connection with the Small Giant acquisition, including transfer taxes and professional fees, were $7.6 million for the nine months ended September 30, 2019 and were recorded within general and administrative expenses in our consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$345,293	$265,348	$917,196	$725,150
Net income (loss)	230,083	(5,555)	38,229	(37,809)
Basic and diluted net income (loss) per share	0.24	(0.01)	0.04	(0.04)

The significant nonrecurring adjustments reflected in the pro forma consolidated information above include the reclassification of the transactions costs and the related income tax impacts incurred after the acquisition to the earliest period presented. Further, the pro forma consolidated net income for the three and nine months ended September 30, 2019 include the $34.3 million and $119.9 million of expense, respectively, recorded to Zynga’s consolidated statement of operations related to the increase in the estimated fair value of the Small Giant contingent consideration payable.

8. Goodwill and Intangible Assets, net

The following table presents the changes to goodwill for the nine months ended September 30, 2019 (in thousands):

Goodwill – December 31, 2018 (1)	$934,187
Additions	531,748
Foreign currency translation adjustments (2)	(28,035)
Goodwill – September 30, 2019 (1)	$1,437,900

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of NaturalMotion and Small Giant, which have functional currencies denominated in British Pounds and the Euro, respectively.

The details of our acquisition-related intangible assets as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$410,432	$(210,099)	$200,333
Trademarks, branding and domain names	63,368	(16,819)	46,549
Noncompetition agreements	8,390	(7,973)	417
Total	$482,190	$(234,891)	$247,299

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$263,720	$(167,664)	$96,056
Trademarks, branding and domain names	32,772	(11,702)	21,070
Noncompetition agreements	8,390	(7,107)	1,283
Acquired lease intangibles	5,708	(5,517)	191
Total	$310,590	$(191,990)	$118,600

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of September 30, 2019 and December 31, 2018. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $16.5 million and $50.6 million for the three and nine months ended September 30, 2019, respectively. Comparatively, amortization expense related to intangible assets was $9.3 million and $19.8 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the weighted-average remaining useful lives of our acquired intangible assets are 3.8 years for developed technology, 6.0 years for trademarks, branding and domain names, 1.3 years for noncompetition agreements and 4.1 years in total, for all acquired intangible assets.

As of September 30, 2019, future amortization expense related to our intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2019	$16,334
2020	65,126
2021	57,599
2022	50,379
2023	39,880
2024	6,657
Thereafter	5,204
Total	$241,179

9. Income Taxes

On a consolidated basis, the provision for income taxes increased $9.9 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a net increase in income tax as a result of the Building Sale and an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”). During the nine months ended September 30, 2019, the benefit from income taxes was $3.2 million and during the nine months ended September 30, 2018, the provision for income taxes was $6.2 million, resulting a net change of $9.4 million. The net change was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and a change in our jurisdictional mix of earnings, partially offset by an increase in expense related to BEAT and income tax as a result of the Building Sale.

10. Debt

Convertible Senior Notes

On June 14, 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $90.0 million principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes was $672.2 million after deducting transaction costs.

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

As of September 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs initially attributable to the liability component were $14.8 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $3.1 million and are accounted for consistently with the equity component of the debt.

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

September 30,
2019
Liability component:
Principal	$690,000
Unamortized debt discount	(111,686)
Unamortized transaction costs	(14,005)
Net carrying amount	$564,309

Equity component, net of transaction costs	$114,938

Interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Contractual interest expense	$431	$504
Amortization of debt discount	5,408	6,304
Amortization of transaction costs	678	790
Total	$6,517	$7,598

As of September 30, 2019, the estimated fair value of the Notes was $687.0 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

Convertible Senior Notes and Capped Call Transactions – Impact on Earnings per Share

The 83.1 million shares underlying the conversion option of the Notes will not have an impact on our diluted earnings per share until the average market price of our Class A common stock exceeds the conversion price of $8.31 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. The Company computes the potentially dilutive impact of the shares of Class A common stock related to the Notes using the treasury stock method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

Credit Facility

In December 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (the “Credit Facility”) in an initial aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets, excluding the Company’s San Francisco corporate headquarters. In connection with the Building Sale and consistent with the terms of the Credit Facility, the borrowing capacity was reduced to $150.0 million on July 1, 2019. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

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

As of September 30, 2019, we had no amounts outstanding under the Credit Facility.

Debt issuance costs associated with the Credit Facility were capitalized and will amortize on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued accounts payable	$50,419	$22,669
Accrued compensation liability	42,069	41,554
Accrued restructuring liability	—	3,449
Contingent consideration payable	157,100	17,300
Accrued payable from acquisitions	55,000	35,000
Accrued lease incentive obligation	—	24,895
Value-added taxes payable	2,474	2,624
Other current liabilities	8,829	9,338
Total other current liabilities	$315,891	$156,829

Accrued compensation liability represents employee bonus and other payroll withholding expenses. Other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Contingent consideration obligation	$131,600	$31,700
Accrued restructuring liability	—	7,613
Uncertain tax positions liability, including interest and penalties	15,255	10,065
Other non-current liabilities	2,569	3,208
Total other non-current liabilities	$149,424	$52,586

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“ZSUs”) and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$407	$242	$1,088	$1,237
Research and development	12,029	12,039	35,982	31,027
Sales and marketing	3,046	2,232	8,453	6,282
General and administrative	5,857	4,241	15,944	11,690
Total stock-based compensation expense	$21,339	$18,754	$61,467	$50,236

The following table shows stock option activity for the nine months ended September 30, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2018	36,185	$2.35	$57,510	6.23
Granted	4,647	5.37
Forfeited, expired and cancelled	(2)	2.80
Exercised	(8,013)	0.46
Balance as of September 30, 2019	32,817	$3.24	$84,730	7.36

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Nine Months Ended September 30,
2019
Expected term, in years	6
Risk-free interest rates	2.53%
Expected volatility	43%
Dividend yield	—
Weighted-average estimated fair value of options granted	$2.41

The following table shows a summary of ZSU activity for the nine months ended September 30, 2019 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2018	52,482	$3.49	$206,254
Granted	12,844	5.53
Vested	(17,148)	3.42
Forfeited	(3,869)	3.72
Unvested as of September 30, 2019	44,309	$4.09	$257,878

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three and nine months ended September 30, 2019, no share repurchases were made under the 2018 Share Repurchase Program. As of September 30, 2019, we had $173.8 million remaining under the 2018 Share Repurchase Program.

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

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2018	$(118,441)	$2	$(118,439)
Other comprehensive income (loss) before reclassifications	(34,304)	133	(34,171)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	(34,304)	133	(34,171)
Balance as of September 30, 2019	$(152,745)	$135	$(152,610)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
BASIC:
Net income (loss) attributable to common stockholders	$230,083	$10,200
Weighted-average common shares outstanding	943,350	860,988
Net income (loss) per share attributable to common stockholders	$0.24	$0.01
DILUTED:
Net income (loss) attributable to common stockholders – basic	$230,083	$10,200
Weighted-average common shares outstanding – basic	943,350	860,988
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	11,854	11,871
ZSUs	18,626	13,434
Performance-based ZSUs	—	935
Weighted-average common shares outstanding – diluted	973,830	887,228
Net income (loss) per share attributable to common stockholders – diluted	$0.24	$0.01

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018(1)
BASIC:
Net income (loss) attributable to common stockholders – basic	$45,425	$14,898
Weighted-average common shares outstanding – basic	935,701	863,062
Net income (loss) per share attributable to common stockholders – basic	$0.05	$0.02
DILUTED:
Net income (loss) attributable to common stockholders – basic	$45,425	$14,898
Weighted-average common shares outstanding – basic	935,701	863,062
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	12,941	11,051
ZSUs	22,159	15,098
Performance-based ZSUs	—	935
Weighted-average common shares outstanding – diluted	970,801	890,146
Net income (loss) per share attributable to common stockholders – diluted	$0.05	$0.02

(1)	The net income (loss) per share calculations for the nine months ended September 30, 2018 are presented as if the one-for-one class conversion occurred as of the beginning of the period.

The following weighted-average equity awards were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and employee stock purchase plan	4,647	7,792	3,405	5,702
ZSUs	390	1,164	715	6,066
Total	5,037	8,956	4,120	11,768

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of September 30, 2019, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2019	$14,336
2020	40,522
2021	160
2022	—
2023	10,000
Thereafter	—
Total	$65,018

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of September 30, 2019, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2019	$3,618
2020	22,503
2021	15,958
2022	49
Thereafter	—
Total	$42,128

Excluded from tables above is our uncertain income tax position liability of $15.3 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On September 12, 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation immediately commenced and advisors and third-party forensics firms were retained to assist. Our current belief is that, during the third quarter of 2019, outside hackers may have illegally accessed certain player account information and other Zynga information, and that no financial information was accessed. We have provided notifications to players, investors, regulators and other third parties, where we believe notice was required or appropriate. At this time, we are unable to estimate the loss or range of loss, if any, arising from this matter.

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

Overview

We are a leading provider of social game services with approximately 67 million average mobile monthly active users (“MAUs”) in the third quarter of 2019. We develop, market and operate social games as live services played on mobile platforms, such as iOS and Android, and social networking sites such as Facebook. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the third quarter of 2019, we had approximately 1.2 million average mobile monthly unique payers (“MUPs”), who represented approximately 2.9% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Small Giant Acquisition

On January 2, 2019, we acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant to expand our live service portfolio and new game pipeline, for total purchase consideration of $717.9 million. The remaining 20% will be acquired ratably for potential additional cash consideration payable annually based upon the achievement of specified profitability metrics by Small Giant during each of the three years following the closing. The equity rights and privileges of the remaining Small Giant shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction is accounted for as if the Company acquired 100% of Small Giant on the acquisition date. The future payments associated with Zynga’s acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $336.0 million in cash, $30.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties, 63,794,746 shares of our Class A common stock valued at $253.9 million at the acquisition date, and contingent consideration of $98.0 million at the acquisition date.

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

In 2019, our business continued generating a higher percentage of revenue and bookings through mobile platforms than through the Facebook platform. In the nine months ended September 30, 2019, we estimate that 50%, 42% and 6% of our revenue and 49%, 46% and 4% of our bookings were generated on Apple, Google and Facebook platforms, respectively, while in the same period of the prior year, we estimate that 51%, 37% and 9% of our revenue and 51%, 38% and 9% of our bookings were generated on Apple, Google and Facebook platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Revenue to Bookings:
Revenue	$345,293	$233,243	$917,196	$658,520
Change in deferred revenue	49,513	15,632	213,468	43,756
Bookings	$394,806	$248,875	$1,130,664	$702,276

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$327,578	$212,466	$861,114	$587,812
Change in mobile deferred revenue	49,983	17,422	216,143	47,102
Mobile bookings	$377,561	$229,888	$1,077,257	$634,914

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

The table below shows estimated average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(users and payers in millions)
Average Mobile DAUs(1) (3)	20	20	21	21
Average Mobile MAUs(1) (3)	67	78	70	79
Average Mobile MUUs(2) (3)	41	45	43	46
Average Mobile MUPs(2) (3)	1.2	0.9	1.3	1.0
Mobile ABPU	$0.202	$0.122	$0.188	$0.109

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals. Specifically, mobile DAUs and mobile MAUs incrementally include Merge Magic! and games acquired from Gram Games in May 2018 and Small Giant in January 2019.

(2)

Excluded from mobile MUUs and mobile MUPs are players of our Facebook Instant Games, Snapchat Game (Tiny Royale), Merge Magic!, games acquired from Gram Games (beginning with and subsequent to our second quarter 2018 acquisition) and Small Giant (beginning with and subsequent to our first quarter 2019 acquisition). These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)

Amounts reported for the three and nine months ended September 30, 2018 have not been adjusted to reflect any subsequent updates to the reporting and estimation methodologies used to identify attempts to replicate legitimate player activity due to the potential variability in player behavior and other factors that can influence the various data sets. Assuming consistency in the player data profiles across periods, we estimate that the impact of new methodologies on the amounts previously reported during 2018 may reduce our average Mobile DAUs and average Mobile MAUs by approximately 5-10%. As a result, these audience metrics may not be comparable to prior periods.

Average mobile DAUs were flat when comparing the three months ended September 30, 2019 to the same period of the prior year, as the increases from Empires & Puzzles (acquired in January 2019) and Merge Dragons! were offset by declines in daily audience for older mobile games, Zynga Poker, Words With Friends and games on mobile messenger platforms (e.g. Facebook Instant Games). Average mobile MAUs decreased primarily due to declines in monthly audience for Zynga Poker, games on mobile messenger platforms and Words With Friends, partially offset by the contribution from Empires & Puzzles and Merge Dragons!. For Zynga Poker specifically, the decrease in average mobile DAUs and average mobile MAUs is partially attributed to the update made to the reporting and estimation methodologies to remove illegitimate player activity starting in the first quarter of 2019.

Average mobile MUUs decreased in the three months ended September 30, 2019 compared to the same period of the prior year primarily due to a decline in average Mobile MAUs from Words With Friends and Zynga Poker. Average mobile MUPs increased primarily due to the contribution of mobile payers from our casual card games, which were tracked in the Company's internal analytics systems for the first time beginning during the first quarter of 2019. Finally, mobile ABPU increased due to an increase in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique mobile payer bookings per Mobile MUP:

	Three Months Ended September 30,
	2019	2018
Average monthly unique mobile payer bookings (in millions)(1)	$48	$45
Average Mobile MUPs (in millions)(2)	1.2	0.9
Monthly unique mobile payer bookings per Mobile MUP(3)	$40	$47

(1)

Average monthly unique mobile payer bookings represent the monthly average amount of mobile bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes mobile bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising. Accordingly, mobile bookings from Merge Magic! and our games acquired from Gram Games in May 2018 and Small Giant in January 2019 are excluded.

(2)

Excluded from mobile MUPs are players of our Facebook Instant Games, Snapchat Game (Tiny Royale), Merge Magic!, games acquired from Gram Games (beginning with and subsequent to our second quarter 2018 acquisition) and Small Giant (beginning with and subsequent to our first quarter 2019 acquisition). These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended September 30, 2019 to the same period of the prior year, average monthly unique mobile payer bookings increased primarily due to the contribution from the casual card games acquired in December 2017, which were tracked in the Company's internal analytics systems for the first time beginning the first quarter of 2019, and Game of Thrones Slots Casino, which launched in the second quarter of 2019. Average monthly unique mobile payer bookings per Mobile MUP decreased due to a larger increase in Mobile MUP relative to the increase in average monthly unique mobile payer bookings.

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

Q3 2019 Highlights

•	Game Launch. In September 2019, we launched Merge Magic! worldwide on mobile platforms.
•	Mobile Growth. We delivered our best mobile revenue and bookings performance in Zynga history, with mobile revenue of $327.6 million and mobile bookings of $377.6 million.
•

Sale and Leaseback Agreement. On July 1, 2019, the Company sold its San Francisco headquarters (the “Building”) for net proceeds of $580.5 million. Further, the Company entered into a lease agreement with the buyer to lease back approximately 185,000 square feet of the Building over an initial 12-year term, where Zynga expects to continue operating its headquarters.

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

Hiring and retaining key personnel. Our ability to compete depends in large part on our ability to hire and retain key talent and match that key talent to our current business needs. We are continually reviewing our hiring, learning and development and total rewards programs against best practices and with a view to building and retaining world class teams.  We also closely manage our labor costs through carefully managing team sizes, redeploying headcount, hiring in lower cost geographies and consolidating space within our facilities.

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Online game:
Mobile	$265,836	$149,095	78%	$672,449	$431,952	56%
Other(1)	15,815	18,621	(15)%	50,074	61,997	(19)%
Online game total	281,651	167,716	68%	722,523	493,949	46%
Advertising and other:
Mobile	61,742	63,371	(3)%	188,665	155,860	21%
Other(1)	1,900	2,156	(12)%	6,008	8,711	(31)%
Advertising and other total	63,642	65,527	(3)%	194,673	164,571	18%
Total revenue	$345,293	$233,243	48%	$917,196	$658,520	39%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total revenue increased $112.1 million in the three months ended September 30, 2019 compared to the same period of the prior year, while bookings increased $146.0 million in the three months ended September 30, 2019 compared to the same period of the prior year.

Mobile online game revenue increased $116.7 million in the three months ended September 30, 2019 compared to the same period of the prior year, while other online game revenue decreased $2.8 million over the same period, resulting in a net online game revenue increase of $113.9 million.

The increase in mobile online game revenue of $116.7 million was primarily attributable to increases in revenue from Empires & Puzzles of $58.5 million as it was acquired in January 2019 and Merge Dragons! of $54.3 million due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were further supplemented by an increase in revenue from Wonka’s World of Candy of $5.4 million as it launched in November 2018 and Words with Friends of $5.0 million due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were offset by a decrease in revenue from Zynga Poker of $4.3 million and Dawn of Titans of $2.3 million due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net increase of $0.1 million in mobile online game revenue. The decrease in other online game revenue of $2.8 million was primarily attributable to a decrease in web revenue from FarmVille 2 of $2.3 million and from our casual card games of $0.3 million due to the overall decline in bookings in these games. All other web games accounted for the remaining net decrease of $0.2 million in other online game revenue.

For the three months ended September 30, 2019 and 2018, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

In the three months ended September 30, 2019, Merge Dragons!, Empires & Puzzles and Zynga Poker were our top online revenue-generating games and comprised 22%, 21% and 10% respectively, of our online game revenue for the period. In the three months ended September 30, 2018, Zynga Poker, CSR Racing 2 and Hit It Rich! Slots were our top online revenue-generating games and comprised 20%, 14% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 76% of online game revenue in the three months ended September 30, 2019 and 58% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 24% of online game revenue in the three months ended September 30, 2019 and 42% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the three months ended September 30, 2019 and 2018.

Mobile advertising revenue decreased $1.6 million and other advertising and other revenue decreased $0.3 million in the three months ended September 30, 2019 as compared to the same period of the prior year, resulting in a net advertising and other decrease of $1.9 million.

The decrease in mobile advertising revenue of $1.6 million was primarily due to a $7.0 million decrease in mobile in-game display ads, primarily driven by the conclusion of a strategic display ad partnership. The decrease in mobile advertising revenue was partially offset by an increase of $5.4 million in mobile in-game offers, engagement ads and other revenue, primarily driven by advertising revenue generated from Gram Games and Small Giant. Further, the increase in mobile advertising revenue from in-game offers and engagement ads was supplemented by higher average prices per advertising unit, due to a shift in our product mixture. The decrease in other advertising and other revenue of $0.3 million was due to a decrease in web advertising revenue of $0.3 million.

International revenue as a percentage of total revenue was 38% in the three months ended September 30, 2019 and 34% in the same period of the prior year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total revenue increased $258.7 million in the nine months ended September 30, 2019 compared to the same period of the prior year, while bookings increased $428.4 million in the nine months ended September 30, 2019 compared to the same period of the prior year.

Mobile online game revenue increased $240.5 million in the nine months ended September 30, 2019 compared to the same period of the prior year, while other online game revenue decreased $11.9 million over the same period, resulting in a net online game revenue increase of $228.6 million.

The increase in mobile online game revenue of $240.5 million was primarily attributable to increases in revenue from Merge Dragons! of $124.0 million and Empires & Puzzles of $103.2 million, as these games were acquired in May 2018 and January 2019, respectively. These increases was further supplemented by an increase in revenue from Words with Friends and our casual card games of $17.6 million and $16.4 million, respectively, due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were offset by a decrease in revenue from Zynga Poker of $19.0 million due to the overall decline in bookings and audience metrics in this game. All other mobile games accounted for the remaining net decrease of $1.7 million. The decrease in other online game revenue of $11.9 million was primarily attributable to a decrease in web revenue from FarmVille 2 of $7.9 million and Zynga Poker of $3.5 million due to the overall decline in bookings and audience metrics in these games. All other web games accounted for the remaining net decrease of $0.5 million.

For the nine months ended September 30, 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

For the nine months ended September 30, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further service obligation. This change in estimate did not impact our reported earnings per share in the nine months ended September 30, 2018. Further, for the nine months ended September 30, 2018, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

In the nine months ended September 30, 2019, Merge Dragons!, Empires & Puzzles, Zynga Poker and CSR Racing 2 were our top online revenue-generating games and comprised 18%, 14%, 12% and 10%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2018, Zynga Poker, CSR Racing 2 and Hit It Rich! Slots were our top online revenue-generating games and comprised 22%, 13% and 11%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 72% of online game revenue in the nine months ended September 30, 2019 and 55% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 28% of online game revenue in the nine months ended September 30, 2019 and 45% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was 9 months for both the nine months ended September 30, 2019 and 2018.

Mobile advertising revenue increased $32.8 million in the nine months ended September 30, 2019 as compared to the same period of the prior year, while other advertising and other revenue decreased $2.7 million, resulting in a net advertising and other increase of $30.1 million.

The increase in mobile advertising revenue of $32.8 million was primarily due to a $16.8 million increase in mobile in-game offers, engagement ads and other revenue, primarily driven by advertising revenue generated from Gram Games and Small Giant Games. The increase in mobile advertising was also attributed to an increase in mobile in-game display ads of $16.0 million, primarily driven by ad inventory optimizations in our Words With Friends games.  Further, the overall increase in mobile advertising revenue from in-game offers and engagement ads and in-game display ads were both supplemented by higher average prices per advertising unit, due a shift in our product mixture. The decrease in other advertising and other revenue of $2.7 million was primarily due to a decrease in web advertising revenue of $2.6 million. The remaining decrease in other advertising and other revenue of $0.1 million was due to the completion of third party licensing agreements during the first quarter of 2018.

International revenue as a percentage of total revenue was 37% in the nine months ended September 30, 2019 and 34% in the same period of the prior year.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$133,859	$78,592	70%	$382,374	$221,816	72%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Cost of revenue increased $55.3 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $45.0 million in payment processing fees from increased bookings generated from mobile payment processors, $7.7 million in intangible asset amortization driven by our Small Giant and Gram Games acquisitions and $1.4 million in royalty expense.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Cost of revenue increased $160.6 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $123.4 million in payment processing fees from increased bookings generated from mobile payment processors, $32.0 million in intangible asset amortization driven by our Small Giant and Gram Games acquisitions and $4.3 million in royalty expense.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$137,487	$71,124	93%	$401,461	$199,340	101%

Three Months Ended September 30, 2019 Compared to Three Months September 30, 2018

Research and development expenses increased $66.4 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $59.3 million in the fair value of the contingent consideration related to our Small Giant and Gram Games acquisitions, $2.8 million in overhead costs primarily related to rent for the Building and $2.1 million in headcount-related expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Research and development expenses increased $202.1 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $167.2 million in the fair value of the contingent consideration related to our Small Giant and Gram Games acquisitions, $16.3 million in headcount-related expenses, $7.1 million in software and technology related costs, $5.0 million in stock-based compensation expense and $4.6 million in overhead costs primarily related to rent for the Building.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$120,836	$55,613	117%	$336,376	$159,346	111%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Sales and marketing expenses increased $65.2 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $57.6 million in player acquisition costs, primarily related to Empires & Puzzles, Merge Dragons! and the recently launched Game of Thrones Slots Casino and Merge Magic! games, further supplemented by an increase of $3.8 million in marketing costs and $2.5 million in headcount-related expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Sales and marketing expenses increased $177.0 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to increases of $178.8 million in player acquisition costs, related to Empires & Puzzles, Merge Dragons! and the recently launched Game of Thrones Slots Casino and Merge Magic! games, partially offset by a decrease of $15.3 million in player acquisition costs for other games. The increase was further supplemented by an increase of $5.0 million in marketing costs and $4.3 million in headcount-related expenses.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$26,774	$23,144	16%	$73,517	$71,977	2%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

General and administrative expenses increased $3.6 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to an increase of $1.9 million in headcount-related expenses and $1.6 million in stock-based compensation.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

General and administrative expenses increased $1.5 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to an increase of $10.3 million in headcount-related expenses and a net increase of $5.9 million in acquisition-related transaction costs, primarily related to our acquisition of Small Giant. These increases were offset by a benefit from the $10.7 million net settlement of the derivative litigation recognized during 2019, as well as a decrease in other overhead related costs.

Interest income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$6,597	$1,421	364%	$7,929	$5,031	58%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Interest income increased $5.2 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in short-term investments.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Interest income increased $2.9 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in short-term investments.

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense	$6,728	$133	NM	$10,158	$147	NM

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Interest expense increased $6.6 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to an increase of $6.5 million in interest related to the Notes issued in June 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Interest expense increased $10.0 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to an increase of $7.6 million in interest related to the Notes issued in June 2019 and $2.5 million related to the Credit Facility.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$313,757	$4,147	NM	$321,009	$10,167	NM

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Other income (expense), net increased $309.6 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to the $314.2 million gain recognized on the Building Sale, partially offset by the elimination of rental income as a result of the sale.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Other income (expense), net increased $310.8 million in the nine months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to the $314.2 million gain recognized on the Building Sale, partially offset by the elimination of rental income as a result of the sale.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$9,880	$5	NM	$(3,177)	$6,194	NM

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The provision for income taxes increased $9.9 million in the three months ended September 30, 2019 compared to the same period of the prior year. The increase was primarily attributable to a net increase in income tax as a result of the Building Sale and an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”).

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The benefit from income taxes was $3.2 million during the nine months ended September 30, 2019 and the provision for income taxes was $6.2 million during the nine months ended September 30, 2018, resulting a net change of $9.4 million. The net change was primarily attributable to a benefit generated from the post-acquisition statutory operating losses from Small Giant and a change in our jurisdictional mix of earnings, partially offset by an increase in expense related to BEAT and income tax as a result of the Building Sale.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(18,799)	$(7,505)
Depreciation and amortization	59,818	29,363
Cash flows provided by (used in) operating activities	168,779	78,312
Cash flows provided by (used in) investing activities	(568,185)	(125,108)
Cash flows provided by (used in) financing activities	457,827	(84,249)

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments, interest payments and principal repayments of our Notes and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, share repurchase activity or future growth through acquisitions, thus and we may seek additional financing in the future.

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $589.4 million and $545.0 million, respectively, which consisted of cash, money market funds, corporate debt securities and certificates of deposit and time deposits.

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

As of September 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

Credit Facility and Covenant Discussion

In December 2018, the Company entered into the Credit Agreement with Bank of America, N.A. that provides for a three-year revolving credit facility in an initial aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets, excluding the Company’s San Francisco corporate headquarters. In connection with the Building Sale and consistent with the terms of the Credit Facility, the borrowing capacity reduced to $150.0 million on July 1, 2019. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

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

As of September 30, 2019, we had no amounts outstanding under the Credit Facility.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of and for the three and nine months ended September 30, 2019. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

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

Building Sale and Leaseback

On July 1, 2019, the Company sold its San Francisco headquarters and related land, including all preexisting leases between the Company and third-party tenants of the Building, to a third-party buyer for net proceeds of approximately $580.5 million. In connection with the Building Sale, the Company de-recognized the related land, building and building improvements and all lessor related assets and liabilities, which resulted in a gain of $314.2 million within other income (expense), net in our consolidated statement of operations.

Further, the Company executed a leaseback of approximately 185,000 square feet of the Building over a 12-year term, where we expect to continue operating our headquarters. The agreement also provides the Company two separate options to extend the lease for eight years each and a third option to extend the lease for six years (for a total of an additional 22 years). The net initial base rent will be approximately $10.7 million for the first year of the lease, and may increase by an annual amount not to exceed 3.25% per year.

Share Repurchases

During 2018, we completed the 2016 Share Repurchase Program by repurchasing 18.2 million shares of our Class A common stock at a weighted-average price of $3.59 per share for a total of $65.4 million.

In April 2018, the 2018 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. During the three and six months ended September 30, 2019, no share repurchases were made and as of September 30, 2019, we had $173.8 million remaining under the 2018 Share Repurchase Program.

Operating Activities

After our net income of $45.4 million is adjusted to exclude certain non-cash items, operating activities provided $168.8 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2019. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $59.8 million and stock-based compensation expense of $61.5 million. Depreciation and amortization increased by $30.5 million primarily due to an increase in intangible asset amortization from our acquisitions in January 2019 and May 2018. Stock-based compensation expense increased $11.2 million primarily due to our acquisition of Gram Games in May 2018. Further, the noncash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove a $170.2 million change in our operating liabilities for the nine months ended September 30, 2019.

The change in our operating assets and liabilities during the nine months ended September 30, 2019 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $156.5 million inflow of cash, cash equivalents and restricted cash, primarily due to a change in deferred revenue of $206.2 million. The cash, cash equivalents and restricted cash inflow from the change in deferred revenue was primarily due to the acquisition of Small Giant in January 2019 and strong bookings performance, primarily from Gram Games. This inflow was partially offset by outflows from accounts receivable, net of $32.4 million and $15.6 million of the total acquisition-related contingent consideration payment that is included in operating activities. The cash, cash equivalents and restricted cash outflow from the change in accounts receivable net, was primarily driven by two months of outstanding accounts receivable from one of our largest payment processors.

Investing Activities

Investing activities used $568.2 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2019. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $818.2 million of net purchases of investments, $301.8 million for our acquisition of Small Giant and $18.8 million for capital expenditures, primarily related to leasehold improvements, partially offset by $580.5 million of net proceeds from the Building Sale.

Financing Activities

Financing activities provided $457.8 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2019. The primary inflow of cash, cash equivalents and restricted cash associated with financing activities was $672.2 million related to the issuance of our Notes. The inflow of cash, cash equivalents and restricted cash from financing activities was partially offset by an outflow from the repayment of our $100.0 million LIBOR Loan under the credit facility, the $73.8 million premium paid related to our capped call transactions and $38.4 million related to the taxes paid on behalf of employees related to the net settlement of equity awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended September 30, 2019.

Contractual Obligations (1)

Year ending December 31:	Operating Leases	Licensor and Marketing	Other	Total
Remaining 2019	$5,461	$14,336	$3,618	$23,415
2020	21,189	40,522	22,503	84,214
2021	20,297	160	15,958	36,415
2022	16,709	—	49	16,758
2023	16,143	10,000	—	26,143
2024	13,844	—	—	13,844
Thereafter	90,955	—	—	90,955
Total	$184,598	$65,018	$42,128	$291,744

(1)

The amounts represented in the table reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which they will be expensed in the Company’s consolidated statement of operations.

Lease Commitments

Our lease commitments primarily consist of operating leases for our office facilities. We do not have any finance lease obligations, and all of our property and equipment has been purchased with cash.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marketing commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $15.3 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. As of September 30, 2019, the estimated fair value of the contingent obligations for Small Giant and Gram Games were $217.9 million and $70.8 million, respectively.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.7 million as of September 30, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of September 30, 2019, the fair value of this guarantee is not material.

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

Other than the discussion above, during the nine months ended September 30, 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion on the market risks we encounter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store, the Google Play Store, and Facebook and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. Additionally, we have historically acquired a significant number of our players through Facebook. In the nine months ended September 30, 2019, we derived 50% of our revenue and 49% of our bookings on Apple platforms, 42% of our revenue and 46% of our bookings on Google platforms and 6% of our revenue and 4% of our bookings on Facebook platforms.

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

Compared to all players who play our games in any period, only a small portion are paying players. In the third quarter of 2019, we had approximately 1.2 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Game (Tiny Royale) and games acquired as part of our Gram Games and Small Giant acquisitions), who represented approximately 2.9% of our average Mobile Monthly Unique Users. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

(*) Cybersecurity attacks, including breaches, computer viruses and computer hacking attacks could harm our business, financial condition, results of operations or reputation.

Cybersecurity attacks, including breaches, computer malware and computer hacking have become more prevalent in our industry. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers.

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft, Amazon, and Google. We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws, including the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our employees’ data, our players’ data or any third party data we may possess. Any such security breach could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability.

On September 12, 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation was immediately commenced and leading advisors and third-party forensics firms were retained to assist. Our current belief is that, during the third quarter of 2019, outside hackers may have illegally accessed certain player account information and other Zynga information, and that no financial information was accessed.  We have provided notifications to players, investors, regulators and other third parties, where we believe notice was required or appropriate.  It is expected that we will continue to experience increased costs related to our response to the Data Incident and our efforts to further enhance our security measures. In addition, it is possible that the Data Incident may result in loss of players and partners, harm to our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities.

(*) We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection and protection of minors, and these laws and regulations are continually evolving.  Our actual or perceived failure to comply with these laws and regulations could harm our business.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of September 30, 2019, we had an accumulated deficit of $1.8 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management and engineering. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2019 approximately 27% of our employees had been with us for less than one year and approximately 50% for less than two years.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether social casino applications should be subject to a higher level or different type of regulation than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social casino games, and, if so, what this regulation should include. For example, last year a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State.  We disagree with this ruling and are continuing to monitor this case. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain of (or all of) our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, “loot box” game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (FTC) held a public workshop on loot boxes in August 2019, and at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18. In some of our games, such as Empires & Puzzles, CSR2 and Dawn of Titans, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2018 and September 30, 2019, the trading price of our Class A common stock ranged from a low of $3.32 per share to a high of $6.65 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the third quarter of 2019, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2019	—	$—	—	$173,847,972
August 1 - August 31, 2019	—	$—	—	$173,847,972
September 1 - September 30, 2019	—	$—	—	$173,847,972
Total	—	$—	—

(1)	In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1*†	Form of Office Lease, by and between the registrant, as tenant, and BCP-CG 650 Property LLC, as landlord	8-K	001-35375	10.2	05/28/2019

10.2+	Education Cost and Retention Agreement between Zynga Inc. and Jeff Buckley					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on October 31, 2019.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)