Form 10-K
period 2019-12-31
ZYNGA INC
filed 2020-02-28
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35375

Zynga Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1733483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

699 Eighth Street San Francisco, CA (Address of principal executive offices)	94103 (Zip Code)

(855) 449-9642

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00000625 per share	ZNGA	Nasdaq Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based upon the closing price of $6.13 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $5.3 billion, which excludes 73.2 million shares of the registrant’s common stock held on June 30, 2019 by then current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of January 31, 2020, there were 951,550,630 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

References in this report to “Mobile DAUs” mean daily active users of our mobile games, “Mobile MAUs” mean monthly active users of our mobile games, “Mobile MUUs” mean monthly unique users of our mobile games, “Mobile ABPU” means average daily mobile bookings per average Mobile DAU and “Mobile MUPs” mean monthly unique payers in our mobile games. Unless otherwise indicated, these metrics are based on internally-derived measurements. For further information about Mobile DAUs, Mobile MAUs, Mobile ABPU, Mobile MUUs and Mobile MUPs as measured by us, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”

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

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, and social networking platforms, such as Facebook and Snapchat. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We have been a pioneer in social gaming and in making “play” a core activity on mobile devices and social networking platforms. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Established Portfolio of Social Games. We operate a number of popular social games including CSR Racing 2, Empires & Puzzles, FarmVille, Merge Dragons!, Merge Magic!, Words With Friends and Zynga Poker, as well as our Social Slots and Casual Cards portfolios.

•	Engaged and Global Community of Players. According to our internal analytics system, in 2019, we had an average of 21 million Mobile DAUs and 69 million Mobile MAUs.
•

Scalable Technology and Data. We leverage our technology to increase player engagement, continually enhance existing games, launch and acquire new games to help build the Zynga portfolio. We believe our scale results in network effects that deliver compelling value to our players, and we are committed to making significant investments to grow our community of players, their engagement and monetization over time. We believe that combining data analytics with creative game design enables us to create a superior player experience.

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

•

Proven brands in popular genres on a growing platform. We have a highly-diversified portfolio of established brands such as CSR Racing, Empires & Puzzles, FarmVille, Hit it Rich! Slots, Merge Dragons!, Merge Magic!, Words With Friends and Zynga Poker in the categories of Action Strategy, Casual, Invest Express and Social Casino. Mobile gaming is the largest and fastest growing gaming platform, and we are committed to leveraging our experience in live services to grow our existing portfolio of games and introduce new titles based on owned and licensed intellectual properties.

•

Talented teams and strong analytics. We have passionate teams of people focused on developing new games and increasing the effectiveness and predictability of our live games through our strategy of releasing innovative bold beats – new content and game play modes that engage and attract current, lapsed and new audiences. Our teams balance the art and science of game making by combining creative innovation with a player-centric, data driven approach to surprise and delight players.

Our Leading Portfolio of Social Games

Our strategy is focused on growing, creating and acquiring games that we believe will stand the test of time and have the potential to engage players for years as enduring entertainment brands. Our portfolio includes:

•	CSR Racing 2 – a visually stunning, fast-paced racing game allowing players to customize their collection of supercars and race against their friends.
•	Empires & Puzzles – a blend of approachable match-3 battles and deeper gameplay elements including hero collection, base building and social alliances.
•	FarmVille – a franchise of games that deliver players an experience where they can invest in a world all their own and express themselves by building, expanding and nurturing their own virtual farm.

•

Merge Dragons! – a puzzle adventure game where our players can match and merge everything to produce artifacts and skills in furtherance of healing a magical land, harnessing the power of dragons and building their own camp to grow dragons.

•

Merge Magic! – a puzzle adventure game where players can lift the curse on mysterious new worlds and collect whimsical characters while solving fun puzzles and unlocking enchanting new surprises along the way.

•

Words With Friends – a word game featuring friendly competition that allows players to quickly connect with their friends and family, while also providing the opportunity to build relationships throughout the game experience.

•	Zynga Poker – an exciting card game that allows our players to experience the thrill of the win as they compete against friends and family in one of their favorite casino card games.
•	Social Slots – a portfolio of slots games that deliver players authentic, Vegas-style mobile gameplay with a diverse mix of popular entertainment brands.
•	Casual Cards – a collection of classic single player and tournament style card games including Solitaire, Gin, Spades and Okey with communities of skilled players.

Our Network

We believe it is more fun for players to engage in our games with their friends and family. Players also progress faster in our games by connecting with their friends and other players in our network to get what they need to complete quests, obtain virtual items and enhance their experience. We aspire to leverage our existing and new games to bring the best social playing experiences to our audience. Our network enables users to discover new games, find and connect with new friends, and challenge, cooperate and compete with their friends, all of which drive higher user engagement.

Our Revenues

We primarily generate revenue from the following:

Virtual Items.  Our primary revenue source is through the sale of in-game virtual currency that players use to buy virtual goods or through the sale of virtual goods directly (together, defined as “virtual items”). Virtual items can also be earned for free by the player through game play or by accepting promotional offers from our advertising partners.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in 2019, our average Mobile MUPs represented approximately 3.0% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.” Because the opportunity for social interactions increases as the number of players increase, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 48%, 45% and 45% of our online game revenue in 2019, 2018 and 2017, respectively. In 2019, our top three online game revenue-generating games were Merge Dragons!, Empires & Puzzles and Zynga Poker.

Advertising.  Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players while allowing continued operation of a free-to-play business model. Our advertising offerings include:

•	Mobile Advertisements in our mobile games that include banner and interstitial advertisements;
•	Engagement Advertisements and Offers in which players can answer certain questions, watch-to-earn engagements or sign up for third party services to receive virtual items and in-game bonuses;
•	Branded Virtual Items and Sponsorships that integrate relevant advertising and messaging within game play.

Our Words With Friends games generated a substantial portion of our advertising revenue in 2019, 2018 and 2017.

Marketing and Distribution

Agreements with Marketing Partners

We have been able to build a large community of players through the viral and sharing features provided by social networks, the social innovations in and the network effects of our games, as well as the cross-promotion of our games to our existing audience. However, we also acquire our players through paid advertising channels. We advertise our games within other mobile applications and on social networks, often through in-app and other advertising partners such as Facebook, Google and Unity. In 2019, 2018 and 2017 we incurred $377.2 million, $157.7 million and $147.2 million, respectively, of these player acquisition costs.

Agreements with Apple and Google

Our revenue depends on our continued ability to publish our games on mobile platforms, primarily Apple’s iOS and Google’s Android. In 2019, we derived 50% of our revenue and 49% of our bookings through Apple and 43% of our revenue and 46% of our bookings through Google. Our use of mobile platforms and data derived from mobile platforms is governed by the standard terms of service of the mobile platforms. Any of these operators could unilaterally alter their terms of service in a manner that could harm our business.

Research and Development

We believe continued investment in enhancing existing games and developing new games, including investment in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $505.9 million, $270.3 million and $256.0 million in 2019, 2018 and 2017, respectively. Our total research and development expenses included stock-based compensation expense of $47.0 million, $42.2 million and $42.2 million in 2019, 2018 and 2017, respectively, and contingent consideration related expense associated with our various acquisitions of $201.6 million and $5.5 million in 2019 and 2018, respectively, and an immaterial amount in 2017.

Technology and Tools

We have invested extensively in developing our proprietary technology stack, which is designed to handle sudden bursts of activity for millions of players over a short period of time with high levels of performance and reliability. Our proprietary technology stack includes cloud computing management, a shared code base, network and cross-promotional features and proprietary data analytics. Our technology stack also supports the growth of our 2D and 3D game engines across our mobile games, in addition to supporting high-level security and anti-fraud infrastructure. We are also investing in machine learning. We believe that investing in technology and tools can create competitive advantages and further our technology leadership. We will continue to innovate and optimize across our technology and tools to deliver cost-effective, high performance and highly available social games.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we create or acquire includes product and feature names and audio-visual elements, including characters, graphics, music, story lines and interface designs.

While most of the intellectual property we use is owned by us, we also acquire and license other proprietary intellectual property from third parties. These licenses typically limit our use of intellectual property to specific uses and for specific time periods.

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

Competition

We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other social game developers on the basis of a number of factors, including quality of player experience, brand awareness, reputation and access to distribution channels.

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

Our primary competitors include:

•

Developers for Mobile Games: We face competition from a number of competitors who develop mobile games. These competitors, some of which have significant financial, technical and other resources, greater brand recognition and longer operating histories, may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include Activision Blizzard, Aristocrat, DoubleU, Electronic Arts, Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble, NetEase, Niantic, Nintendo, Peak Games, Playrix, Playtika, Roblox, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft and others. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•

Other Game Developers and Platforms: Our players may also play other games on personal computers, consoles and online streaming services, some of which include social features that compete with our social games and have community functions where game developers can engage with their players. Some of these competitors include Activision Blizzard, Electronic Arts, Epic Games, Google Stadia, Nintendo, Riot Games, SEGA, Sony, Take-Two Interactive and Ubisoft.

•

Other Forms of Media and Entertainment: We compete more broadly for the leisure time and attention of our players with providers of other forms of entertainment, such as social networking, casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content or streaming video or radio, play interactive video games at home or on their computer or mobile devices rather than play social games, these content services pose a competitive threat.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways) and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, and our operations continue to expand across the globe, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Some of our games and features are based upon traditional casino games, such as slots and poker. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our social casino games are offered for entertainment purposes only and do not offer an opportunity to win real money.

Seasonality

Approximately 21% of our revenue was derived from the “advertising and other” category in 2019. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenue we derive from advertisements in our games. Additionally, we generally experience increases in game downloads and online game revenue in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season.

Employees

Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S., as well as various international office locations in North America, Asia and Europe. Our future success depends upon the continued service of our key technical and management personnel and upon our ability to continue to attract and retain qualified employees, particularly our senior management team and highly skilled game designers, product managers and engineers. We currently have favorable employee relations, but the competition for technical personnel is intense, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition. As of December 31, 2019, we had 1,883 full-time employees across our global locations.

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

Available Information

We were originally organized in April 2007 and completed our initial public offering in December 2011. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.” Our website is located at www.zynga.com, our investor relations website is located at http://investor.zynga.com and our blog is located at www.zynga.com/blog. We make available (free of charge and available for download) on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC as soon as reasonably practicable after they are filed.

We post an audio version of our earnings calls and may webcast certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and committee memberships, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” We use these channels as well as social media and our blog to communicate information about our company, our services and other issues. It is possible that the information we post on social media and our blog could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the channels listed on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Our business depends on developing, publishing and continuing to service “free-to-play” games that consumers will download and spend time and money playing. We are primarily focused on mobile gaming, offering our games on mobile devices, including smartphones and tablets on Apple’s iOS and Google’s Android operating systems, and on social networking platforms such as Facebook and Snapchat.  We have devoted and we expect to continue to devote substantial resources to the research, development, analytics and marketing of our games.  Our development and marketing efforts are focused on improving the experience of our existing games (frequently through new content and feature releases for our live services), developing new games and successfully monetizing our games.  We generate revenue primarily through the sale of in-game virtual items and advertising.  For games distributed through third-party platforms, we are required to share a portion of the proceeds from in-game sales with the platform providers.  Due to our focus on mobile gaming, these costs are expected to remain a significant operating expense.  In order to be profitable, we need to generate sufficient revenue and bookings from our existing and new game offerings to offset our ongoing development, marketing and operating costs.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard, Aristocrat, DoubleU, Electronic Arts, Epic Games, Glu Mobile, Jam City, Machine Zone, Netmarble, NetEase, Niantic, Nintendo, Peak Games, Playrix, Playtika, Roblox, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as Giant Interactive and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games, or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

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

We rely on third-party platforms such as the Apple App Store and the Google Play Store to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.

We derive a significant portion of our bookings from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In 2019, we derived 50% of our revenue and 49% of our bookings on Apple platforms and 43% of our revenue and 46% of our bookings on Google platforms.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures.  We are continuing to evaluate how Apple and Google will interpret these revisions, whether other platform providers adopt similar rules, and how these rules may affect our business, operations and financial results.

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

Such terms of use changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of revenue and bookings we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such platforms.  Any such changes could adversely affect our business, financial condition or results of operations.

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

In particular, it is difficult to predict if, when, or how quickly bookings from one of our games may begin to decline. The success of our business depends on our ability to consistently and timely launch new games and features that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods to meet our quality standards and our players’ expectations. If declines are higher than expected in a particular quarterly period, we experience delays in the launch of new games or features and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors.

In addition, we recognize revenue from the sale of our virtual items in accordance with U.S. GAAP, which is complex and based on our assumptions and historical data with respect to the sale and use of various types of virtual items. In the event of changes in our assumptions or new trends in the mix of virtual items sold, the amount of revenue that we recognize in any particular period may fluctuate significantly. In addition, changes in the policies of Apple, Google or other third party platforms or accounting policies promulgated by the SEC and national accounting standards bodies affecting software and virtual items revenue recognition could further significantly affect the way we report revenue related to our products. Such changes could have an adverse effect on our reported revenue, net income and earnings per share under U.S. GAAP. For example, recurring activity such as new game launches, our acquisition of games from a third party or periods of significant increased bookings can also result in increases in deferred revenue while we initially defer bookings over the estimated average playing period of payers. For further information regarding our revenue recognition policy, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition”.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the fourth quarter of 2017, we acquired the casual card game division of Peak Games, in the second quarter of 2018, we acquired Gram Games and in early 2019, we acquired a controlling interest in Small Giant Games Oy (“Small Giant”).  Each of these acquisitions require unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

•

the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment of certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;

•	the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;
•	the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;
•

the need to implement controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, in particular, with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with privacy and other regulations protecting the rights of players and customers, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;

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

•	the implications of our management team balancing levels of oversight over acquired businesses which continue their operations under contingent consideration provisions in acquisition agreements;
•

our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and

•

liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

Historically, we have depended on a small number of games for a majority of our revenue and we expect that this dependency will continue for the foreseeable future. Revenue and bookings from many of our games may decline over time after reaching a peak of popularity and player usage. As a result, our business depends on our ability to engage with players by consistently and timely launching new games and enhancing existing games with new content, features and events. We believe that certain games have the potential to become franchises that we plan to invest in and support with new games releases and introduction of new features to existing games. Constant game enhancement requires the investment of significant resources, particularly with older games, and such costs on average have increased.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop games in new categories or new markets, including international markets. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, revenue, bookings and operating results will be harmed.

Compared to all players who play our games in any period, only a small portion are paying players. In 2019, we had approximately 1.2 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Game and games acquired as part of our Gram Games and Small Giant acquisitions), who represented approximately 3.0% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

The value of our virtual items is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.

Paying players make purchases in our games because of the perceived value of these virtual items, which is dependent on the relative ease of obtaining an equivalent good by playing our game. The perceived value of these virtual items can be impacted by various actions that we take in the games including offering discounts for virtual items, giving away virtual items in promotions or providing easier non-paid means to secure these goods. Managing game economies is difficult, and relies on our assumptions and judgement.  If we fail to manage our virtual economies properly or fail to promptly and successfully respond to any such disruption, our reputation may suffer and our players may be less likely to play our games and to purchase virtual items from us in the future, which would cause our business, financial condition and results of operations to suffer.

Cybersecurity attacks, including breaches, computer viruses and computer hacking attacks could harm our business, financial condition, results of operations or reputation.

Cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google and Microsoft. We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws, including the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.

In September 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation was immediately commenced and leading advisors and third-party forensics firms were retained to assist. Our current belief is that, during the third quarter of 2019, outside hackers may have illegally accessed certain player account information and other Zynga information, and that no financial information was accessed.  We provided notifications to players, investors, regulators and other third parties, where we believed notice was required or appropriate.  We may continue to experience increased costs related to our response to the Data Incident and our efforts to further enhance our security measures. In addition, it is possible that the Data Incident may result in loss of players and partners, harm to our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the GDPR, which became effective in May 2018, creates new individual privacy rights and imposes worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, CCPA, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

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

Virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual items, such as virtual coins for our Social Slots franchise games or Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth by, among other things:

•	decreasing revenue from authorized transactions;
•	creating downward pressure on the prices we charge players for our virtual items;

•	increasing chargebacks from unauthorized credit card transactions;
•	causing us to lose revenue from dissatisfied players who stop playing a particular game;
•	causing us to lose revenue from players who we take disciplinary action against, including banning certain players who may have previously made purchases within our games;
•	increasing costs we incur to develop technological measures to curtail unauthorized transactions;
•	resulting in negative publicity or harm our reputation with players and partners; and
•	increasing customer support costs to respond to dissatisfied players.

To discourage unauthorized purchases and sales of our virtual items, we state in our terms of service that the buying or selling of virtual items from unauthorized third party sellers may result in bans from our games or legal action. With a community of players in the millions, we periodically encounter such issues and expect to continue to do so. We have banned players as a result of such activities. We have also filed lawsuits against third parties attempting to “sell” virtual items from our games, particularly poker chips from Zynga Poker, outside of our games. We have also employed technological measures to help detect unauthorized transactions and continue to develop additional methods and processes by which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to detect, prevent or minimize these unauthorized or fraudulent transactions will be successful and that these actions will not increase over time.

If we do not successfully invest in, establish and maintain awareness of our brand and games, if we incur excessive expenses promoting and maintaining our brand or our games, or if our games contain defects or objectionable content, our business, financial condition, results of operations or reputation could be harmed.

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

In addition, if a game contains objectionable content or the messaging functionality of our games is abused, we could experience damage to our reputation and brand. Despite reasonable precautions, some consumers may be offended by certain game content, the third-party advertisements displayed in our games, or by treatment of other users. If consumers believe that a game we published or third-party advertisement displayed in a game contains objectionable content, it could harm our brand and consumers could refuse to play it and could pressure the platform providers to remove the game from their platforms. For example, we rely on third-party advertising partners to display advertisements within our games, we have experienced (and may experience in the future) instances where offensive or objectionable content has been displayed in our games through our advertising partners.  While this may violate the terms of our agreements with these advertising partners, our reputation and player experience may suffer.  Furthermore, steps that we may take in response to such instances, such as temporarily or permanently shutting off access of such advertising partner to our network, may negatively impact our revenue in such period.

Similarly, our games may contain errors, bugs, flaws, corrupted data, defects and other vulnerabilities, some of which may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games. Any such errors, flaws, defects and vulnerabilities may be exploited by cheating programs and other forms of misappropriation, disrupt our operations, adversely affect the game experience of our players, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our business, financial condition or results of operations.

If we are able to develop new games and features that achieve success, it is possible that these games and features could divert players of our other games without growing our overall user base, which could harm operating results.

Although it is important to our future success that we develop new games and features that are popular with players, it is possible that new games and features may reduce the amount of time players spend with our other games.  In particular, we plan to continue leveraging our existing games to cross-promote new games and features, which may encourage players of existing games to divert some of their playing time and discretionary spending away from our existing games.  If new games and game features do not grow our player base, increase the overall amount of time our players spend with our games, or generate sufficient new bookings to offset any declines from our other games, our revenue and bookings could be adversely affected.

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

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. If users elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertising campaigns on behalf of our advertisers would suffer, which could cause our business, financial condition, or results of operations to suffer. Finally, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter.

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not sustain profitability.

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of December 31, 2019, we had an accumulated deficit of $1.8 billion.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Frank Gibeau, our Chief Executive Officer, Mark Pincus, our non-Executive Chairman and our Chief Financial Officer, Chief Operating Officer, President of Publishing, Chief People Officer and Chief Legal Officer.  Mr. Pincus and Mr. Gibeau are both critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations or reputation.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2019, approximately 25% of our employees had been with us for less than one year and approximately 49% for less than two years.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. Any volatility in our operating results and the trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our headquarters is located. If we are unable to identify, hire and retain our senior management team and our key employees, our business, financial condition or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition or results of operations could be harmed.

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

The number of people using mobile Internet-enabled devices has increased dramatically over time and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and bookings and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition or results of operations.

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

While most of the intellectual property we use in our games is created by us, we also acquire rights to third-party intellectual property. For example, we use licensed intellectual property as creative assets in games such as Game of Thrones™ Slots Casino, Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property such as Harry Potter™ and Star Wars™.

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

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 15 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Because of this ruling, several social casino gaming companies are facing class-action suits in Washington State. We disagree with this ruling and are continuing to monitor these cases and the related legislative proceedings in Washington State aimed at clarifying the applicability of the specific anti-gambling law to social casino games. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain of (or all of) our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18 and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as Empires & Puzzles, CSR Racing 2, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

Continuing to expand our business to attract players in countries other than the U.S. is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. We expect to continue to expand our international operations in the future by opening new international studio locations and expanding our offerings in additional countries and languages. Our ability to expand our business and to attract talented employees and players in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. We have experienced difficulties in the past and have not been successful in all the countries we have entered. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

We have implemented a number of restructurings in the past in which we implemented certain restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies to better align our operating expenses with our revenue, including reducing our headcount, rationalizing our product pipeline, reducing marketing and technology expenditures and consolidating and closing certain facilities. We plan to continue to manage costs to better and more efficiently manage our business. Our restructuring plans and other such efforts could result in disruptions to our operations and adversely affect our business, financial condition or results of operations.

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

The exit by the United Kingdom from the European Union could harm our business, financial condition or results of operations.

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”) and entered into a transition period in which the United Kingdom and the European Union are negotiating their future relationship, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets after the transitional period. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

The announcement of Brexit caused (and the post-transition period relationship between the United Kingdom and the European Union is expected to cause future) significant volatility in global stock markets, which could cause our stock price to be subject to wide fluctuations, and significant fluctuations in foreign currency exchange rates, which will affect our financial results as we report in U.S. dollars and may affect our ability to attract and retain employees in the United Kingdom. The announcement of Brexit also created (and the post-transition period relationship between the United Kingdom and the European Union may create future) global economic uncertainty, which may cause our players to reduce the amount of money they spend on our games.  The post-transition period relationship between the United Kingdom and the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our United Kingdom operations and relationships with existing and future players, suppliers and employees.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition or results of operations.

Companies and governmental agencies may restrict access to platforms, our website, mobile applications or the Internet generally, which could lead to the loss or slower growth of our player base.

Our players generally need to access the Internet and in particular platforms such as the Apple App Store, the Google Play Store, Facebook, Snapchat or our website to play our games. Companies and governmental agencies could block access to any platform, our website, mobile applications or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Apple, Google, Facebook and our website or any social platform. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing our games, our business could be negatively impacted and could lead to the loss or slower growth of our player base.

Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Another example is the June 7, 2019 opinion issued in Altera Corp v. Commissioner by a three judge panel from the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”), reversing a 2015 U.S. Tax Court decision. The Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. The taxpayer subsequently petitioned the Ninth Circuit for a rehearing en banc, and, on November 12, 2019, the Ninth Circuit denied such petition. On February 10, 2020, the taxpayer requested the U.S. Supreme Court to review the Ninth Circuit’s decision.  It is unclear whether the U.S. Supreme Court will review the case or when a determination will be made.  As a result, the final outcome of the case is uncertain; however, if the Ninth Circuit’s opinion is upheld, our ability to offset 2019 taxable income with net operating losses may be reduced. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 9 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

The occurrence of an earthquake, other natural disaster or other significant business interruption at or near any of our facilities could cause damage to our facilities and equipment and interfere with our operations.

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.

Risks Related to Our Class A Common Stock

Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 2019 fiscal year, the trading price of our Class A common stock ranged from a low of $3.87 per share to a high of $6.65 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

In addition, in November 2016, the 2016 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. In the second quarter of 2018, we completed all purchases under the 2016 Share Repurchase Program. In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program, which will expire in April 2022, does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will make any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

Third parties, such as AppData, App Annie, comScore, and Sensor Tower publish daily data about us and other social game companies with respect to downloads, DAUs and MAUs, monthly revenue, top game charts, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual items. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On July 1, 2019, the Company sold its San Francisco headquarters (the “Building”) and related land, including all preexisting leases between the Company and third-party tenants of the Building (the “Building Sale”). In connection with the Building Sale, the Company executed a leaseback of approximately 185,000 square feet of the Building, where we expect to continue operating our headquarters. Our headquarters currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in California, Oregon, Texas, Illinois and New York. We lease offices for our foreign operations in Canada, India, Ireland, Finland, Turkey and England. These additional domestic and international facilities total approximately 216,000 square feet, excluding properties for which we cannot reliably estimate square footage. The excluded properties include shared corporate office spaces whereby rent is determined based on the number of individuals utilizing the space over a specified period of time.

We believe that our existing facilities are sufficient for our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate changes in our operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see the section titled “Legal Matters’ included in Note 15 —“Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

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

Holders of Record

Many of our shares of Class A common stock are held by brokers and other institutions on behalf of our stockholders and accordingly, we are unable to estimate the total number of stockholders represented by these record holders. Excluding such brokers and institutions, as of December 31, 2019, there were approximately 567 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $6.12 per share as reported on the NASDAQ Global Select Market.

Dividend Policy

We have never declared or paid any cash dividend on our Class A common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock and during 2018, we repurchased 7.1 million shares of our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million. During 2019, no share repurchases were made and as of December 31, 2019, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program will expire in April 2022.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ Composite Index. The graph assumes that $100 was invested on December 31, 2014 in our Class A common stock, the S&P 500 Index and the NASDAQ Composite Index and tracks share price performance through the last trading day of each fiscal year-end through December 31, 2019. As we have not paid any dividends, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 as well as the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements that are included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 as well as the consolidated balance sheet data as of December 31, 2017, 2016 and 2015, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share, user and ABPU data)
Consolidated Statements of Operations Data:
Revenue(1):
Online game	$1,047,237	$670,877	$665,593	$547,291	$590,755
Advertising and other	274,422	236,331	195,797	194,129	173,962
Total revenue	1,321,659	907,208	861,390	741,420	764,717
Costs and expenses:
Cost of revenue	524,089	304,658	258,971	238,546	235,985
Research and development	505,889	270,323	256,012	320,300	361,931
Sales and marketing	464,091	226,524	212,030	183,637	169,573
General and administrative	99,790	98,941	108,653	92,509	143,284
Impairment of intangible assets	—	—	—	20,677	—
Total costs and expenses	1,593,859	900,446	835,666	855,669	910,773
Income (loss) from operations	(272,200)	6,762	25,724	(114,249)	(146,056)
Interest income	14,039	6,549	5,309	3,057	2,568
Interest expense	(16,971)	(255)	(22)	(968)	(659)
Other income (expense), net	322,467	13,407	6,572	7,429	13,965
Income (loss) before income taxes	47,335	26,463	37,583	(104,731)	(130,182)
Provision for (benefit from) income taxes	5,410	11,006	10,944	3,442	(8,672)
Net income (loss)	$41,925	$15,457	$26,639	$(108,173)	$(121,510)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$0.02	$0.03	$(0.12)	$(0.13)
Diluted	$0.04	$0.02	$0.03	$(0.12)	$(0.13)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	938,709	862,460	869,067	878,827	913,511
Diluted	974,020	889,584	897,165	878,827	913,511
Other Non-GAAP Financial Data:
Bookings(2)	$1,564,061	$969,542	$853,809	$754,533	$699,955
Other Non-GAAP Financial and Operational Data:
Average Mobile DAUs (in millions)(3)	21	21	19	15	16
Average Mobile MAUs (in millions)(4)	69	78	71	53	64
Average Mobile MUUs (in millions)(5)	41	45	46	46	44
Mobile ABPU(6)	$0.196	$0.114	$0.108	$0.107	$0.080

(1)	Revenue amounts for the years ended December 31, 2015 - 2017 have not been retrospectively adjusted to reflect the adoption of ASC 606.
(2)

See the section titled “Non-GAAP Financial Measures” below for how we define and calculate bookings, a reconciliation between bookings and revenue – the most directly comparable U.S. GAAP financial measure – and a discussion about the limitation of bookings.

(3)

Mobile DAUs are the number of individuals who played one of our mobile games during a particular day, as recorded by our internal analytics systems. Average Mobile DAUs is the average of the Mobile DAUs for each day during the period reported. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate Mobile DAUs, as well as the related table footnotes for discussion on the limitations of our estimates.

(4)

Mobile MAUs are the number of individuals who played a particular mobile game during a 30-day-period, as recorded by our internal analytics systems. Average Mobile MAUs is the average of the Mobile MAUs at each month-end during the period reported. See the section titled “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate Mobile MAUs, as well as the related table footnotes for discussion on the limitations of our estimates.

(5)

Mobile MUUs are the number of unique individuals who played any of our mobile games on a particular platform during a 30-day period, as estimated by our internal analytics systems. Average Mobile MUUs is the average of the Mobile MUUs at each month-end during the period reported. We are unable to distinguish whether players of certain games are also players of other Zynga games. As a result of this, we exclude players of these games from our calculation of the applicable key operating metric to avoid potential double counting. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate Mobile MUUs, as well as the related table footnotes for discussion on the limitations of our estimates.

(6)

Mobile ABPU is defined as our total mobile bookings in a given period, divided by the number of days in that period, divided by the average Mobile DAUs during the period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics” for more information on how we define and estimate Mobile ABPU.

Stock-based compensation expense included in the consolidated statements of operations data above was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenue	$1,471	$1,584	$1,838	$3,720	$4,547
Research and development	47,049	42,151	42,176	84,236	94,548
Sales and marketing	11,277	8,495	7,281	7,254	7,501
General and administrative	21,685	16,009	13,220	12,251	24,979
Total stock-based compensation	$81,482	$68,239	$64,515	$107,461	$131,575

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$1,536,796	$581,222	$681,376	$852,467	$987,250
Property and equipment, net	25,826	266,557	266,589	269,439	273,221
Working capital(1)	783,702	267,443	548,239	721,836	876,084
Total assets	3,660,614	2,146,703	1,979,333	1,905,849	2,124,630
Current and non-current deferred revenue	433,529	192,885	134,575	142,156	129,043
Current debt	—	100,000	—	—	—
Convertible senior notes, net	570,456	—	—	—	—
Total stockholders’ equity	1,975,430	1,596,610	1,641,240	1,580,664	1,786,901

(1)	Working capital is defined as total current assets less total current liabilities.

Non-GAAP Financial Measures

Bookings

To provide investors with additional information about our financial results, we disclose bookings within this Annual Report on Form 10-K, a non-GAAP financial measure. We have provided below a reconciliation between bookings and revenue, the most directly comparable U.S. GAAP financial measure.

Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items as deferred revenue and then recognize that revenue over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, which approximates the estimated average playing period of payers, or over the term of the advertising arrangement, depending on the nature of the agreement. For additional discussion of the estimated average playing period of payers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition” elsewhere in this Annual Report on Form 10-K.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation of Revenue to Bookings:
Revenue(1)	$1,321,659	$907,208	$861,390	$741,420	$764,717
Change in deferred revenue(1)	242,402	62,334	(7,581)	13,113	(64,762)
Bookings	$1,564,061	$969,542	$853,809	$754,533	$699,955

(1)	Amounts for the years ended December 31, 2015 - 2017 have not been retrospectively adjusted to reflect the adoption of ASC 606.

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue(1)	$1,247,734	$815,521	$739,496	$574,371	$489,543
Change in mobile deferred revenue(1)	245,650	66,983	1,831	30,404	(13,899)
Mobile bookings	$1,493,384	$882,504	$741,327	$604,775	$475,644

(1)	Amounts for the years ended December 31, 2015 - 2017 have not been retrospectively adjusted to reflect the adoption of ASC 606.

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

Overview

We are a leading provider of social game services with approximately 69 million average Mobile MAUs during 2019. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, and social networking platforms, such as Facebook and Snapchat. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”)

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, during 2019, our average Mobile MUPs represented approximately 3.0% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 48%, 45% and 45% of our online game revenue in 2019, 2018 and 2017, respectively. In 2019, our top three online game revenue-generating games were Merge Dragons!, Empires & Puzzles and Zynga Poker. With respect to advertising and other revenue, our Words With Friends games generated a substantial portion of our advertising and other revenue in 2019, 2018 and 2017.

How We Generate Revenue

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

In 2019, our business continued generating a higher percentage of revenue and bookings through mobile platforms. In 2019, we estimate that 50% and 43% of our revenue and 49% and 46% of our bookings were generated on Apple and Google platforms, respectively, while in 2018, we estimate that 51% and 38% of our revenue and 51% and 39% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Online game. We provide our players with the opportunity to purchase virtual items that enhance their game-playing experience. We believe players choose to pay for virtual items for the same reasons they are willing to pay for other forms of entertainment – they enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual items when they are connected to and playing with their friends, whether those friends play for free or purchase virtual items. Players may also elect to pay a one-time fee to play certain mobile games free of third-party advertisements for limited periods of time.

On mobile platforms, players purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts and Google Play accounts.

Advertising and other. Advertising revenue primarily includes display advertisements, engagement advertisements and offers and branded virtual items and sponsorships. Other revenue primarily consists of royalties received from the licensing of our brands.

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

Mobile ABPU. We define Mobile ABPU as our total mobile bookings in a given period, divided by the number of days in that period, divided by the average Mobile DAUs during the period. We believe that Mobile ABPU provides useful information to investors and others in understanding and evaluating our results in the same manner as management. We use Mobile ABPU as a measure of overall monetization across all of our mobile players through the sale of virtual items and advertising.

Our business model around our social games is designed so that, as more players play our games, social interactions increase and the more valuable our games and our business become. All engaged players of our games help drive our bookings, online game revenue and advertising revenue. Virtual items are purchased by players who are socializing with, competing against or collaborating with other players, most of whom do not buy virtual items. Accordingly, we primarily focus on the aforementioned key operating metrics, which we believe collectively best reflect key audience metrics.

Consistent with our focus on mobile gaming platforms, beginning with the first quarter of 2019, we now report these audience-related metrics based only on mobile platforms. We have ceased including our web-based games in these audience metrics as a result of their decreasing significance as part of our overall financial and operating results and the technical challenges resulting from increased volumes of apparent player activity that we are unable to reliably validate and de-duplicate, as these web-based games are generally more susceptible than mobile platforms to attempts to replicate legitimate player activity.

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
	(users and payers in millions)
Average Mobile DAUs(1) (3)	20	21	21	21
Average Mobile MAUs(1) (3)	66	76	69	78
Average Mobile MUUs(2) (3)	39	44	41	45
Average Mobile MUPs(2) (3)	1.2	1.0	1.2	1.0
Mobile ABPU	$0.223	$0.130	$0.196	$0.114

(1)

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

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our Facebook Instant Games, Snapchat Game, Merge Magic!, games acquired from Gram Games (beginning with and subsequent to our second quarter 2018 acquisition) and Small Giant (beginning with and subsequent to our first quarter 2019 acquisition). These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)

Amounts reported for 2018 have not been adjusted to reflect any subsequent updates to the reporting and estimation methodologies used to identify attempts to replicate legitimate player activity due to the potential variability in player behavior and other factors that can influence the various data sets. Assuming consistency in the player data profiles across periods, we estimate that the impact of new methodologies on the amounts previously reported during 2018 may reduce our average Mobile DAUs and average Mobile MAUs by approximately 5-10%. As a result, these audience metrics may not be comparable to prior periods.

Average Mobile DAUs decreased in the three months ended December 31, 2019 when compared to the same period of the period year as the contributions from Empires & Puzzles, Merge Dragons! and Merge Magic! were more than offset by declines in daily audience for older mobile games, Zynga Poker, games on mobile messenger platforms (e.g. Facebook Instant Games) and Words With Friends. Average mobile MAUs decreased primarily due to declines in monthly audience for Zynga Poker, games on mobile messenger platforms and older mobile games, partially offset by the contribution from Empires & Puzzles, Merge Magic! and Merge Dragons!. For Zynga Poker specifically, the decrease in average Mobile DAUs and average Mobile MAUs is partially attributed to the update made to the reporting and estimation methodologies to remove illegitimate player activity starting in the first quarter of 2019.

Average Mobile MUUs decreased in the three months ended December 31, 2019 compared to the same period of the prior year primarily due to a decline in average Mobile MAUs for Zynga Poker. Average Mobile MUPs increased primarily due to the contribution of mobile payers from our Casual Cards games, which were tracked in the Company's internal analytics systems for the first time beginning during the first quarter of 2019. Finally, Mobile ABPU increased due to an increase in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique payer mobile bookings per Mobile MUP for the three and twelve months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
Average monthly unique mobile payer bookings (in millions)(1)	$48	$45	$48	$45
Average Mobile MUPs (in millions)(2)	1.2	1.0	1.2	1.0
Monthly unique mobile payer bookings per MUP(3)	$42	$46	$38	$46

(1)

Average monthly unique mobile payer bookings represent the monthly average amount of mobile bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes mobile bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising and other. Accordingly, mobile bookings from Merge Magic! and our games acquired from Gram Games in May 2018 and Small Giant in January 2019 are excluded.

(2)

Excluded from Mobile MUPs are players of our Facebook Instant Games, Snapchat Game, Merge Magic!, games acquired from Gram Games (beginning with and subsequent to our second quarter 2018 acquisition) and Small Giant (beginning with and subsequent to our first quarter 2019 acquisition). These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended December 31, 2019 to the same period of the prior year, average monthly unique mobile payer bookings increased primarily due to the contribution from the Casual Cards games acquired in December 2017, which were tracked in the Company's internal analytics systems for the first time beginning during the first quarter of 2019, and contribution from Game of Thrones Slots Casino, which launched in the second quarter of 2019. Average monthly unique mobile payer bookings per Mobile MUP decreased due to a larger increase in Mobile MUP relative to the increase in average monthly unique mobile payer bookings.

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

2019 Highlights

•	Mobile Growth. We delivered our best mobile revenue and bookings performance in Zynga history, with mobile revenue of $1.2 billion and mobile bookings of $1.5 billion.
•

Small Giant Games Acquisition. On January 2, 2019, we acquired 80% of Small Giant, the creators of Empire & Puzzles for total purchase price consideration of $717.9 million, which includes a mix of both cash and Zynga common stock. The Company will acquire the remaining 20% of Small Giant’s shares ratably for potential additional cash consideration during each of the three years following the closing.

•	Game Launches. During 2019, we launched Game of Thrones Slots Casino and Merge Magic! worldwide.

•

Convertible Debt Offering. In June 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024, with an initial conversion rate equal to $8.31 per share; in connection with the offering of the Notes, the Company also entered into privately negotiated capped call transactions, which are expected to offset the potential economic dilution to our Class A common stock up to the initial cap price of $12.54 per share.

•

Sale and Leaseback Agreement. On July 1, 2019, we sold our San Francisco headquarters (the “Building”) for net proceeds of $580.5 million, resulting in a gain of $314.2 million (the “Building Sale”). Further, we entered into a lease agreement with the buyer to lease back approximately 185,000 square feet of the Building over an initial 12-year term, where we expect to continue operating our headquarters.

Small Giant Games Acquisition

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

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” and “Critical Accounting Policies—Revenue Recognition”, mobile online game revenue is recognized ratably over the estimated average playing period of payers while platform fees are expensed as incurred. Accordingly, bookings from Small Giant’s Empires & Puzzles are initially deferred and recognized into revenue ratably over the estimated average playing period of payers – which contributed to the significant increase in deferred revenue in 2019.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our revenue, bookings and players through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for mobile devices. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as costs of revenue as incurred, while we recognize mobile online game revenue over the average playing period of payers, which generally results in costs of revenue exceeding revenue early in the life of a new or acquired game.

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

Game monetization. We generate most of our revenue and bookings from the sale of virtual items in our games. The degree to which our players choose to pay for virtual items in our games is driven by our ability to create content and virtual items that enhance the game-play experience. Our revenue, bookings and overall financial performance are affected by the number of players and the effectiveness of our monetization of players through the sale of virtual items and advertising. The percentage of paying players may increase or decrease based on a number of factors, including growth in mobile games as a percentage of total game audience, localization of content in international markets and the availability of payment options.

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs, or the game or feature may be abandoned in its entirety. In addition, as discussed above, we recognize online game revenue over the average playing period of payers, which generally results in expenses exceeding revenue early in the life of a new or acquired game.

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

New market development. We are investing in new distribution channels, mobile platforms and international markets to expand our reach and grow our business. For example, we continue to expand our game publishing internationally, including the release of Empires & Puzzles in Asia during 2019. Our ability to be successful will depend on our ability to develop a successful mobile network, obtain new players and retain existing players on new and existing social networks and attract advertisers.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated revenue and bookings. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete depends in large part on our ability to hire and retain key talent and match that key talent to our current business needs. We are continually reviewing our hiring, learning and development and total rewards programs against best practices, with the goal of building and retaining world class teams.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017(1)	% Change	% Change
	(in thousands)
Online game:
Mobile	$981,178	$590,436	$564,629	66%	5%
Other(2)	66,059	80,441	100,964	(18)%	(20)%
Online game total	$1,047,237	$670,877	$665,593	56%	1%
Advertising and other:
Mobile	266,556	225,085	174,867	18%	29%
Other(2)	7,866	11,246	20,930	(30)%	(46)%
Advertising and other total	$274,422	$236,331	$195,797	16%	21%
Total revenue	$1,321,659	$907,208	$861,390	46%	5%

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
(2)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

2019 Compared to 2018. Total revenue increased $414.5 million in 2019 as compared to 2018 while bookings increased $594.5 million in 2019 as compared to 2018.

Mobile online game revenue increased $390.7 million in 2019 compared to the prior year, while other online game revenue decreased $14.3 million over the same period, resulting in a net online game revenue increase of $376.4 million.

The increase in mobile online game revenue of $390.7 million was primarily attributable to increases in mobile revenue from Empires & Puzzles, Merge Dragons!, Wonka’s World of Candy and Game of Thrones Slots Casino in the amounts of $182.5 million, $182.4 million, $16.2 million and $16.2 million, respectively, as these games were acquired or launched in 2019 or mid to late 2018. The increase was further supplemented by an increase in revenue from Words With Friends of $22.8 million due to the overall increase in bookings and higher amortization of prior period deferred revenue. These increases were offset by a decrease in mobile online game revenue from Zynga Poker and Dawn of Titans, in the amounts of $23.9 million and $10.6 million, respectively, due to the overall decline in bookings and audience metrics in these games. All other mobile games accounted for the remaining net increase of $5.1 million in mobile online game revenue. The decrease in other online game revenue of $14.3 million was primarily attributable to a decrease in revenue from FarmVille 2 and Zynga Poker in the amounts of $9.9 million and $4.4 million, respectively, generally due to the overall decline in bookings and audience metrics in these games.

During 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.  During 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation, which did not impact our reported earnings per share. Further, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods during 2018.

In the year ended December 31, 2019, Merge Dragons!, Empires & Puzzles and Zynga Poker were our top online revenue-generating games and comprised 20%, 17% and 11%, respectively, of our online game revenue for the period. During 2018, Zynga Poker, CSR Racing 2 and Hit It Rich! Slots were our top online revenue-generating games and comprised 21%, 14% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Consumable virtual items accounted for 26% and 43% of online game revenue during 2019 and 2018, respectively. Durable virtual items accounted for 74% and 57% of online game revenue during 2019 and 2018, respectively. The estimated weighted average life of durable virtual items was nine months during both 2019 and 2018.

Mobile advertising revenue increased $41.5 million in 2019 compared to the prior year, while other advertising and other revenue decreased $3.4 million over the same period, resulting in a net advertising and other revenue increase of $38.1 million.

The increase in mobile advertising revenue of $41.5 million was primarily attributable to increases in engagement advertisements and offers, in-game display advertisements and other advertising revenue, primarily driven by Words With Friends, Empires & Puzzles and the games acquired from Gram Games. The decrease in other advertising and other revenue of $3.4 million was primarily due a decrease in web advertising revenue of $3.3 million and a decrease in licensing revenue of $0.1 million.

International revenue as a percentage of total revenue was 37% and 35%, respectively, during 2019 and 2018.

Cost of revenue

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Cost of revenue	$524,089	$304,658	$258,971	72%	18%

2019 Compared to 2018. Cost of revenue increased $219.4 million in 2019 as compared to 2018. The increase was primarily attributable to a $171.0 million increase in payment processing fees from bookings generated from mobile payment processors, $39.6 million in intangible asset amortization driven by our Small Giant and Gram Games acquisitions, $6.0 million in royalty expense and $3.0 million in hosting costs.

Research and development

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Research and development	$505,889	$270,323	$256,012	87%	6%

2019 Compared to 2018. Research and development expenses increased $235.6 million in 2019 as compared to 2018. The increase was primarily attributable to a $196.1 million increase in the fair value of the contingent consideration related to our Small Giant and Gram Games acquisitions, $15.8 million in headcount-related expenses primarily driven by our acquisitions, $7.2 million in overhead costs primarily related to rent for the Building, $5.0 million in expensed software, $4.9 million in stock-based compensation expense and $4.1 million in expenses related to outside services.

Sales and marketing

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Sales and marketing	$464,091	$226,524	$212,030	105%	7%

2019 Compared to 2018. Sales and marketing expenses increased $237.6 million in 2019 as compared to 2018. The increase was primarily attributable to an increase of $219.6 million in player acquisition costs, primarily related to Empires & Puzzles, Merge Dragons! and the 2019 launches of Game of Thrones Slots Casino and Merge Magic!. The increase was further supplemented by an increase of $6.8 million in headcount-related expense, $5.5 million in other marketing costs, $3.3 million in overhead costs primarily related to rent for the Building and $2.8 million in stock-based compensation expense.

General and administrative

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
General and administrative	$99,790	$98,941	$108,653	1%	(9)%

2019 Compared to 2018. General and administrative expenses increased $0.8 million in 2019 as compared to 2018. The increase was primarily attributable to an increase of $16.9 million in headcount-related expenses and $5.7 million in stock-based compensation expense, partially offset by a $10.7 million benefit from the net settlement of the derivative litigation recognized during 2019 and a decrease of $10.6 million in overhead costs.

Interest income

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Interest income	$14,039	$6,549	$5,309	114%	23%

2019 Compared to 2018. Interest income increased $7.5 million in 2019 as compared to 2018. The increase was primarily attributable to a higher average amount invested in short and long-term investments.

Interest expense

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Interest expense	$16,971	$255	$22	NM	NM

2019 Compared to 2018. Interest expense increased $16.7 million in 2019 as compared to 2018. The increase was primarily attributable to an increase of $14.1 million in interest related to the Notes and $2.6 million in interest related to the Company’s revolving credit facility.

Other income (expense), net

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Other income (expense), net	$322,467	$13,407	$6,572	NM	104%

2019 Compared to 2018. Other income, net increased $309.1 million in 2019 as compared to 2018. The increase was primarily attributable to the $314.2 million gain recognized on the Building Sale, partially offset by the elimination of rental income as a result of the Building Sale.

Provision for (benefit from) income taxes

	Year Ended December 31,			2019 to 2018	2018 to 2017
	2019	2018	2017	% Change	% Change
	(in thousands)
Provision for (benefit from) income taxes	$5,410	$11,006	$10,944	(51)%	1%

2019 Compared to 2018. The provision for income taxes decreased $6.0 million in 2019 as compared to 2018. The decrease was primarily attributable to the benefit generated from the post-acquisition statutory operating losses from Small Giant as well as changes in our jurisdictional mix of earnings, partially offset by a net increase in income tax as a result of the Building Sale.

Deferred Tax Asset Valuation Allowance

As of December 31, 2019, the measurement of our deferred tax assets was reduced by a $141.6 million valuation allowance. In evaluating the measurement of our deferred tax assets, we consider, amongst other factors, the Company's ability to generate future taxable income. The Company’s recent trend in positive operating results provides additional positive evidence in evaluating the continued need for, and amount of, a valuation allowance and could result in the reversal of a significant amount of the valuation allowance in future periods. Specifically, if we conclude in future periods that there is sufficient positive evidence to release the valuation allowance associated with the carryforward of our federal net operating losses and federal research and development credits, we could recognize a significant income tax benefit in the period such conclusion is made.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters ended December 31, 2019. We also present other financial and operations data and a reconciliation of revenue to bookings for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in thousands, except per share data; unaudited)
Consolidated Statements of Operations Data:
Online game	$324,714	$281,651	$240,708	$200,164	$176,928	$167,716	$164,680	$161,553
Advertising and other	79,749	63,642	65,792	65,239	71,760	65,527	52,365	46,679
Total revenue	404,463	345,293	306,500	265,403	248,688	233,243	217,045	208,232
Costs and expenses:
Cost of revenue	141,715	133,859	126,872	121,643	82,842	78,592	74,182	69,042
Research and development	104,428	137,487	102,094	161,880	70,983	71,124	67,391	60,825
Sales and marketing	127,715	120,836	113,529	102,011	67,178	55,613	52,878	50,855
General and administrative	26,273	26,774	25,239	21,504	26,964	23,144	25,580	23,253
Total costs and expenses	400,131	418,956	367,734	407,038	247,967	228,473	220,031	203,975
Income (loss) from operations	4,332	(73,663)	(61,234)	(141,635)	721	4,770	(2,986)	4,257
Net income (loss)	$(3,500)	$230,083	$(55,830)	$(128,828)	$559	$10,200	$(911)	$5,609
Net income (loss) per share - basic	$(0.00)	$0.24	$(0.06)	$(0.14)	$0.00	$0.01	$(0.00)	$0.01
Net income (loss) per share - diluted	$(0.00)	$0.24	$(0.06)	$(0.14)	$0.00	$0.01	$(0.00)	$0.01

	For the Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in thousands; unaudited)
Other Non-GAAP Financial Data:
Bookings	$433,397	$394,806	$376,373	$359,485	$267,266	$248,875	$233,929	$219,472
Mobile Bookings	416,128	377,561	358,297	341,398	247,590	229,888	211,602	193,423

	For the Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in thousands; unaudited)
Reconciliation of Revenue to Bookings:
Revenue	$404,463	$345,293	$306,500	$265,403	$248,688	$233,243	$217,045	$208,232
Change in deferred revenue	28,934	49,513	69,873	94,082	18,578	15,632	16,884	11,240
Bookings	$433,397	$394,806	$376,373	$359,485	$267,266	$248,875	$233,929	$219,472

	For the Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in thousands; unaudited)
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$386,621	$327,578	$287,442	$246,093	$227,709	$212,466	$192,744	$182,601
Change in mobile deferred revenue	29,507	49,983	70,855	95,305	19,881	17,422	18,858	10,822
Mobile bookings	$416,128	$377,561	$358,297	$341,398	$247,590	$229,888	$211,602	$193,423

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(23,637)	$(11,469)	$(9,971)
Depreciation and amortization	79,445	42,057	30,294
Cash flows provided by (used in) operating activities	262,828	168,240	94,375
Cash flows provided by (used in) investing activities	(851,865)	18,981	(431,281)
Cash flows provided by (used in) financing activities	451,631	(8,308)	(123,078)

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

As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents and short-term investments of $1.4 billion and $0.6 billion, respectively, which consisted of cash, money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds and certificates of deposit and time deposits. In 2019 and 2018, we made capital expenditures of $23.6 million and $11.5 million, respectively, which included hardware and software to support business operations, as well as leasehold improvements for our various office locations. We expect capital expenditures of approximately $10.0 million to $15.0 million in 2020.

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

As of December 31, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

In connection with the offering of the Notes, the Company also entered into privately negotiated capped call transactions (the “Capped Calls”). The Capped Calls have an initial strike price of approximately $8.31 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $12.54 per share, subject to certain adjustments. The capped call transactions cover, subject to anti-dilution adjustments, approximately 83.1 million shares of our Class A common stock and are expected to offset the potential economic dilution to our Class A common stock up to the initial cap price.

Credit Facility and Covenant Discussion

In December 2018, the Company entered into a credit agreement (“the Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (“the Credit Facility”) in an initial aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets. In connection with the Building Sale and consistent with the terms of the Credit Facility, the borrowing capacity reduced to $150.0 million on July 1, 2019. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

In June 2019, the Company amended the Credit Agreement to, amongst other things, (i) permit the Company to issue the Notes and enter into the Capped Calls, (ii) modify certain covenants, including the indebtedness covenant, lien covenant, investment covenant and restricted payments covenant, in connection with permitting the Notes and the transactions contemplated by the Notes, (iii) revise the maximum consolidated leverage ratio financial covenant, and (iv) remove the minimum liquidity financial covenant.

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

As of December 31, 2019, we had no amounts outstanding under the Credit Facility.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of December 31, 2019. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

•

Consolidated Interest Coverage Ratio: The Company is obligated to maintain a consolidated interest coverage ratio of at least 4.00 to 1.00 as of the end of each fiscal quarter. The consolidated interest coverage ratio is measured by dividing (a) our consolidated EBITDA as defined in the Credit Agreement for the applicable measurement period by (b) the cash portion of our consolidated interest charges for the applicable measurement period.

•

Consolidated Leverage Ratio: The Company is obligated to maintain a consolidated leverage ratio of an amount ranging from at least 4.50 to 1.00 to at least 3.50 to 1.00 as of the end of each fiscal quarter, in amounts decreasing through the term of the Credit Agreement. The consolidated leverage ratio is measured by dividing (a) our consolidated funded indebtedness as of the relevant fiscal quarter end by (b) our consolidated EBITDA as defined in the Credit Agreement for the applicable measurement period.

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

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock and during 2018, we repurchased 7.1 million shares of our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million. During 2019, no share repurchases were made and as of December 31, 2019, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program will expire in April 2022.

Operating Activities

2019 Compared to 2018. After our net income of $41.9 million is adjusted to exclude certain non-cash items, operating activities provided $262.8 million of cash, cash equivalents and restricted cash during 2019. Significant non-cash, cash equivalent or restricted cash items included stock-based compensation expense of $81.5 million and depreciation and amortization of $79.4 million. Depreciation and amortization increased by $37.4 million primarily due to an increase in intangible asset amortization from our Small Giant and Gram Games acquisitions. Stock-based compensation expense increased $13.2 million primarily due to our Gram Games acquisition. Further, the noncash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove a $201.6 million change in our operating liabilities during 2019.

The change in our operating assets and liabilities during 2019 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $170.1 million inflow of cash, cash equivalents and restricted cash, primarily due to a change in deferred revenue of $234.7 million. The cash, cash equivalents and restricted cash inflow from the change in deferred revenue was primarily due to the acquisition of Small Giant and additional strong bookings performance, primarily from Gram Games. This inflow was partially offset by outflows of $22.5 million from accounts receivable, net, primarily driven by the aforementioned growth in bookings and $15.1 million of prepaid and other assets, primarily driven by minimum guarantee payments on several strategic licenses. These outflows were further supplemented by a cash outflow of $15.6 million that relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Gram Games included in operating activities.

Investing Activities

2019 Compared to 2018. Investing activities used $851.9 million of cash, cash equivalents and restricted cash during 2019. The primary outflows of cash, cash equivalents and restricted cash associated with investing activities were $1.1 billion of net investment purchases, $301.8 million for our acquisition of Small Giant, $35.0 million of escrow releases related to previous acquisitions and $23.6 million for capital expenditures, primarily related to hardware and software purchases to support business operations and leasehold improvements. The overall use of cash, cash equivalents and restricted cash was partially offset by $580.5 million of net proceeds from the Building Sale.

Financing Activities

2019 Compared to 2018. Financing activities provided $451.6 million of cash, cash equivalents and restricted cash during 2019. The primary inflow of cash, cash equivalents and restricted cash associated with financing activities was $672.2 million related to the issuance of our Notes. The inflow of cash, cash equivalents and restricted cash from financing activities was partially offset by the repayment of our $100.0 million LIBOR Loan under the Credit Facility, the $73.8 million premium paid related to our capped call transactions and $49.6 million related to the taxes paid on behalf of employees related to the net settlement of equity awards.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2019, 2018 or 2017.

Contractual Obligations(1)

	Lease	Licensor and Marketing	Other	Total
	(in thousands)
2020	$21,753	$20,250	$30,380	$72,383
2021	20,908	9,782	12,813	43,503
2022	17,315	—	1,111	18,426
2023	16,591	10,000	—	26,591
2024	14,196	—	—	14,196
Thereafter	90,955	—	—	90,955
Total	$181,718	$40,032	$44,304	$266,054

(1)

The amounts represented in the table reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which they will be expensed in the Company’s consolidated statement of operations.

Lease Commitments

Our lease commitments primarily consist of operating leases for our office facilities. We do not have any finance lease obligations and all of our property and equipment has been purchased with cash.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marketing commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $15.9 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. As of December 31, 2019, the estimated fair value of the contingent obligations for Small Giant and Gram Games were $242.0 million and $78.1 million, respectively, of which $180.0 million represents a current liability.

Guarantees

During the third quarter of 2018, we executed an assignment of the Oxford office lease associated with our Q4 2017 restructuring plan. The original lease term ends in November 2022. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent to be used by the landlord in the event of the assignee’s non-performance.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.7 million as of December 31, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of December 31, 2019, the fair value of this guarantee is not material.

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

Revenue Recognition

The revenue recognition accounting policy described below relates to revenue transactions from January 1, 2018 and onward, which are accounted for in accordance with Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers.

We derive substantially all of our revenue from the sale of virtual items and advertising associated with our online games.

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game over the estimated playing period of the paying player or until it is consumed in game play based upon the nature of the virtual item. Payment is required at time of purchase and the purchase price is a fixed amount.

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts and Facebook local currency payments. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue. As a result, in connection with new game launches, acquisitions of new games from third parties or during periods of increased bookings, the deferred revenue balance specific to such games will increase, sometimes significantly.

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

•

If we do not have the ability to differentiate between revenue attributable to consumable virtual items or durable virtual items for a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game.

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

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers to display advertisements in our games. For all advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.

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

For a limited number of advertising network arrangements, the transaction price is determined based on a volume-tiered pricing structure, whereby the price per advertising unit in a given month is determined by the number of impressions delivered in that month. However, the uncertainty concerning the number of impressions delivered is resolved at the end of each month, therefore, eliminating any uncertainty with respect to the price per advertising unit for each reporting period.

For in-game display advertisements, in-game offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of contract (i.e., over time), with revenue being recognized as advertising units are delivered.

For in-game sponsorships with branded virtual items, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, which approximates the estimated average playing period of payers, or over the term of the advertising arrangement, depending on the nature of the agreement.

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

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts and Facebook local currency payments. Advance payments from customers for virtual items that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

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

With respect to the Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act, the Company elected to account for the GILTI provisions as a component of tax expense in the period in which the entity is subject to the rules.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income tax.

Business Combinations

In accounting for acquisitions through which a set of assets and activities are transferred to the Company, we perform an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If the initial test does not result in substantially all of the fair value concentrated in a single or group of similar assets, we then perform a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test indicates that the acquired assets and activities constitute a business, we account for the transaction as a business combination.

For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. If actual results are lower than initial estimates, we could be required to record impairment charges in the future. Acquired intangible assets with definite lives are amortized over their estimated useful lives generally on a straight-line basis, unless evidence indicates a more appropriate method. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances indicate an impairment may exist.

Acquisition-related expenses are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, is recorded within operating expenses in our consolidated statement of operations each reporting period.

Licenses and Royalties

We obtain licenses from third parties for use of their brands, properties and other licensed content in our games (e.g., Hit It Rich! Slots or Game of Thrones Slots Casino). Our licensing agreements typically include minimum guarantee royalty payments, which are due over the term of the agreement and are recoupable against future royalty obligations that would otherwise become payable. These advance payments are capitalized as prepaid royalties when paid and amortized once the licensed product is launched in our game. Amortization is recorded as cost of revenue and is calculated as (i) the contractual royalty rate based on actual net product sales as defined in the licensing agreement or (ii) the straight-line method over the remaining estimated useful life of the licensed product, whichever is greater.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

At December 31, 2019, our marketable debt securities consist of money market funds, corporate debt securities, U.S. government and government agency debt securities and foreign certificates of deposit and time deposits. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk.

Our marketable debt securities represent $1.1 billion of our total investments as of December 31, 2019 and are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $4.2 million as of December 31, 2019. Such losses would only be realized if we sold the investments prior to maturity.

With respect to our convertible debt, the Notes have fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest rate exposure on the Notes. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

With respect to any potential future borrowings under the Credit Facility, changes in interest rates will impact interest expense on any such borrowings.

Equity Investment Risk

We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, which are subject to market price volatility, and represent $44.4 million of our investments as of December 31, 2019. A hypothetical adverse price change of 10%, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by $4.4 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses incurred outside the U.S. and denominated in currencies other than the functional currency of the entities in which they are recorded. Accordingly, we are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Canadian Dollar, Russian Ruble, Australian Dollar, Japanese Yen, Turkish Lira and Korean Won. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), including remeasurement of certain cash balances, trade accounts receivable, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the functional currency of the entity in which they are recorded, we believe such a change would not have a material impact on our results of operations. As our international bookings grow, our risks associated with foreign currency rates may become greater, and we will continue to reassess our approach to managing the risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zynga Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynga Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Auditing revenue for newly launched or acquired games

Description of the Matter

The Company’s current deferred revenue is $433.0 million at December 31, 2019 and the Company recognized $1,047.2 million of revenue relating to online games during the year.  A portion of the deferred online game revenue balance and revenue recognized was related to newly launched or acquired games. As described in Note 1 of the consolidated financial statements, for standalone mobile games, the Company recognizes mobile revenue ratably over the estimated average playing period of payers. When a new game is launched, or acquired, and only a limited period of payer data is available for the analysis of average playing periods of payers, the Company considers a number of subjective and objective factors to determine the estimated average playing period of payers, such as the estimated average playing period of payers for other active games with similar characteristics. Determining the estimated average playing period of payers requires management judgement in estimating how long paying players benefit from their purchases over the game playing experience as well as determining which games are similar for comparison purposes.

Auditing the initial estimated average playing period of payers for newly launched or acquired online games was especially challenging as there was a limited period of game-specific paying player data available, and relevant, comparable data from external sources was not readily available.  Management determined the initial estimated average playing period of payers based on subjective and objective assumptions about each newly launched or acquired game’s paying player characteristics, and their similarity or dissimilarity to the Company’s other games.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls specifically related to the Company’s process to determine the initial estimated average playing period of payers.

To test the initial estimated average playing period of payers, our audit procedures included, among others, evaluating the significant assumptions used by management to determine the initial estimate. We evaluated the relevance of management’s selection of comparable games as well as management’s comparison of the paying player period for the newly launched or acquired game to comparable games.

Initial accounting of contingent consideration and acquired intangibles
Description of the Matter

On January 2, 2019, the Company acquired Small Giant (SGG) for total purchase consideration of $717.9 million, as disclosed in Note 7 to the consolidated financial statements.  Of the total purchase consideration, $98.0 million related to the initial value of contingent consideration as of the acquisition date, $187.0 million of the total purchase price was allocated to the fair value of identified intangible assets and $531.2 million was allocated to goodwill.  Under the terms of the SGG acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable.

Auditing the fair values of contingent consideration and acquired intangible assets was complex due to the significant estimation uncertainty in determining the fair value of contingent consideration and identified intangible assets.  The significant assumptions used by management to estimate the acquisition date fair values of the contingent consideration and the intangible assets included discount rates, as well as the amount and timing of cash flow projections. Each of these assumptions were highly subjective and involved significant judgment as they were based on estimates of future financial performance of developed and undeveloped games and could be affected by domestic and international consumer preferences, third party competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of forecasts and the assessment of the discount rate.

To test the fair value of the Company's acquisition date contingent consideration and acquired intangible assets, we read the purchase agreement and we identified and tested the significant assumptions used in the valuation models including assessing the historical accuracy of management’s forecasts of its own performance, its historical accuracy in forecasting for other acquisitions, and evaluating the reasonableness of resulting forecasts for SGG compared with the historical performance of SGG, Zynga and guideline companies within the same industry.  We involved our valuation specialists to assess the adequacy and relevance of the inputs and information used, the nature and basis for valuation adjustments and calculations, the appropriateness of the valuation methods and techniques used, and accuracy and appropriateness of calculations in the valuation models. Additionally, our valuation specialists performed corroborative calculations of the contingent consideration and acquired intangible asset values which we compared to management’s estimates.

Accounting for the issuance of convertible debt
Description of the Matter

In June 2019 the Company issued $690.0 million in convertible debt as described in Note 10 of the consolidated financial statements. The accounting for the transaction was complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation.  Additionally, the transaction was complex as it required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Auditing management’s evaluation of the transaction was especially challenging due to the complexity in assessing the components of the convertible notes for separability and assessing valuation of the debt instrument absent of any conversion feature.  While there was available data from which to derive key inputs to the fair value of stand-alone debt, such as historical volatility, risk free rates, and a synthetic credit rating, the fair value is sensitive to changes in the key inputs and therefore required judgement in evaluating their reasonableness.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s initial convertible debt accounting process, including its controls over estimating the fair value of the stand-alone debt.

To test the initial accounting for the convertible debt, our audit procedures included, among others, inspection of the debt agreement and testing management’s application of the relevant accounting guidance.  We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the debt absent of any conversion feature, including testing the appropriateness of the methodology and underlying assumptions used and evaluating the sensitivity of management’s key estimates. The significant assumptions used by management to estimate the fair value of the debt on a stand-alone basis included expected volatility (function of historical and implied volatilities), the Company’s synthetic credit rating, and an implied yield.

Accounting for the sale and leaseback of the Company’s headquarters

Description of the Matter

In July 2019 the Company sold its headquarters, which comprised the building and related land (“property”) to a third-party for net proceeds of approximately $580.5 million.  Upon closing of the sale, the Company entered into a leaseback agreement with the buyer for a portion of the building as described in Note 6 of the consolidated financial statements.

Auditing management’s evaluation of the transaction was especially challenging due to the complexity in assessing the accounting for and the valuation of the sale and leaseback components included in the transaction. In particular, auditing the measurements of the fair value of the components was complex due to the highly judgmental nature of the assumptions, which included market rental rates, market rent growth rates, and the discount rate used in valuing the property.

How We Addressed the Matter in our Audit

We tested controls that address the risks of material misstatement relating to valuation and measurement of the property, including controls over management’s review of the significant assumptions and the data inputs used.

To test the accounting for the sale of the Company’s headquarters, our procedures included, among others, inspection of the sale and leaseback agreement and evaluation of the methodology and significant assumptions used to value the property, with the assistance of our valuation specialists. We also tested the completeness and accuracy of the underlying data used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

San Jose, CA

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Zynga Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, CA

February 28, 2020

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$423,323	$544,990
Short-term investments	938,173	36,232
Accounts receivable, net of allowance of $0 at December 31, 2019 and December 31, 2018	140,078	91,630
Restricted cash	30,006	35,006
Prepaid expenses	27,533	26,914
Other current assets	16,557	12,505
Total current assets	1,575,670	747,277
Long-term investments	175,300	—
Goodwill	1,460,933	934,187
Intangible assets, net	233,005	118,600
Property and equipment, net	25,826	266,557
Right-of-use assets	136,972	—
Prepaid expenses	37,815	30,774
Other non-current assets	15,093	49,308
Total assets	$3,660,614	$2,146,703
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,799	$26,811
Income tax payable	649	4,895
Deferred revenue	432,962	191,299
Debt	—	100,000
Operating lease liabilities	15,753	—
Other current liabilities	314,805	156,829
Total current liabilities	791,968	479,834
Convertible senior notes, net	570,456	—
Deferred revenue	567	1,586
Deferred tax liabilities, net	33,479	16,087
Non-current operating lease liabilities	130,301	—
Other non-current liabilities	158,413	52,586
Total liabilities	1,685,184	550,093
Stockholders’ equity:
Common stock (Class A), $0.00000625 par value, and additional paid-in capital - authorized shares: 2,020,517; shares outstanding: 950,042 shares as of December 31, 2019 and 861,111 as of December 31, 2018	3,898,695	3,504,713
Accumulated other comprehensive income (loss)	(125,935)	(118,439)
Accumulated deficit	(1,797,330)	(1,789,664)
Total stockholders’ equity	1,975,430	1,596,610
Total liabilities and stockholders’ equity	$3,660,614	$2,146,703

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Online game	$1,047,237	$670,877	$665,593
Advertising and other	274,422	236,331	195,797
Total revenue	1,321,659	907,208	861,390
Costs and expenses:
Cost of revenue	524,089	304,658	258,971
Research and development	505,889	270,323	256,012
Sales and marketing	464,091	226,524	212,030
General and administrative	99,790	98,941	108,653
Total costs and expenses	1,593,859	900,446	835,666
Income (loss) from operations	(272,200)	6,762	25,724
Interest income	14,039	6,549	5,309
Interest expense	(16,971)	(255)	(22)
Other income (expense), net	322,467	13,407	6,572
Income (loss) before income taxes	47,335	26,463	37,583
Provision for (benefit from) income taxes	5,410	11,006	10,944
Net income (loss)	$41,925	$15,457	$26,639

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.02	$0.03
Diluted	$0.04	$0.02	$0.03

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	938,709	862,460	869,067
Diluted	974,020	889,584	897,165

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$41,925	$15,457	$26,639
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,773)	(25,122)	35,352
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	277	180	(155)
Other comprehensive income (loss), net of tax:	(7,496)	(24,942)	35,197
Comprehensive income (loss):	$34,429	$(9,485)	$61,836

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					Accumulated
	Class A, B and C Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2016	886,850	$6	$3,349,708	$—	$(128,694)	$(1,640,356)	$1,580,664
Exercise of stock options and ESPP	5,365	—	8,769	—	—	—	8,769
Vesting of ZSUs, net of tax withholdings	14,768	—	(427)	(21,292)	—	—	(21,719)
Stock-based compensation expense	—	—	64,515	—	—	—	64,515
Repurchases of common stock	(36,323)	(1)	—	(101,035)	—	—	(101,036)
Retirements of treasury stock	—	—	—	122,327	—	(122,327)	—
Adoption of ASU 2016-09	—	—	3,935	—	—	44,276	48,211
Net income (loss)	—	—	—	—	—	26,639	26,639
Other comprehensive income (loss)	—	—	—	—	35,197	—	35,197
Balances at December 31, 2017	870,660	$5	$3,426,500	$—	$(93,497)	$(1,691,768)	$1,641,240
Exercise of stock options and ESPP	5,090	—	9,969	—	—	—	9,969
Vesting of ZSUs, net of tax withholdings	10,618	—	—	(25,807)	—	—	(25,807)
Stock-based compensation expense	—	—	68,239	—	—	—	68,239
Repurchases of common stock	(25,257)	—	—	(91,570)	—	—	(91,570)
Retirements of treasury stock	—	—	—	117,377	—	(117,377)	—
Adoption of ASU 2014-09	—	—	—	—	—	4,024	4,024
Net income (loss)	—	—	—	—	—	15,457	15,457
Other comprehensive income (loss)	—	—	—	—	(24,942)	—	(24,942)
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610
Exercise of stock options and ESPP	12,007	—	17,488	—	—	—	17,488
Vesting of ZSUs, net of tax withholdings	13,129	—	—	(49,591)	—	—	(49,591)
Acquisition-related common stock issuance	63,795	1	253,903	—	—	—	253,904
Stock-based compensation expense	—	—	81,482	—	—	—	81,482
Retirements of treasury stock	—	—	—	49,591	—	(49,591)	—
Equity component of convertible senior notes	—	—	114,938	—	—	—	114,938
Purchase of capped calls related to issuance of convertible senior notes	—	—	(73,830)	—	—	—	(73,830)
Net income (loss)	—	—	—	—	—	41,925	41,925
Other comprehensive income (loss)	—	—	—	—	(7,496)	—	(7,496)
Balances at December 31, 2019	950,042	$6	$3,898,689	$—	$(125,935)	$(1,797,330)	$1,975,430

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017 (As Adjusted)(1)
Cash flows from operating activities:
Net income (loss)	$41,925	$15,457	$26,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79,445	42,057	30,294
Stock-based compensation expense	81,482	68,239	64,515
(Gain) loss from sale of building, investments and other assets and foreign currency, net	(314,513)	263	(238)
(Accretion) amortization on marketable debt securities, net	(4,883)	(2,730)	(636)
Noncash lease expense	11,167	—	—
Noncash interest expense	13,241	—	—
Noncash consideration received	—	(1,494)	—
Change in deferred income taxes and other	(16,762)	(3,366)	3,780
Changes in operating assets and liabilities:
Accounts receivable, net	(22,546)	22,625	(26,417)
Prepaid expenses and other assets	(15,057)	(18,417)	(8,124)
Accounts payable	(1,005)	(810)	(3,666)
Deferred revenue	234,681	62,338	(7,581)
Income tax payable	(10,176)	(2,116)	4,788
Operating lease and other liabilities	185,829	(13,806)	11,021
Net cash provided by (used in) operating activities	262,828	168,240	94,375
Cash flows from investing activities:
Purchases of investments	(1,568,216)	(333,832)	(348,594)
Maturities of investments	451,500	519,800	40,000
Sales of investments	44,890	89,168	—
Acquisition of property and equipment	(23,637)	(11,469)	(9,971)
Proceeds from sale of building and other property and equipment, net	580,679	33	273
Business acquisitions, net of cash acquired and restricted cash held in escrow	(301,815)	(222,440)	(101,201)
Release of restricted cash escrow from business acquisitions	(35,000)	(22,800)	(3,625)
Other investing activities, net	(266)	521	(8,163)
Net cash provided by (used in) investing activities	(851,865)	18,981	(431,281)
Cash flows from financing activities:
Proceeds from issuance of debt, net	672,152	99,100	—
Purchase of capped calls	(73,830)	—	—
Repayment of debt	(101,364)	—	—
Taxes paid related to net share settlement of stockholders' equity awards	(49,591)	(25,807)	(21,719)
Repurchases of common stock	—	(91,570)	(105,013)
Proceeds from issuance of common stock	17,488	9,969	8,769
Acquisition-related contingent consideration payment	(12,900)	—	(5,115)
Other financing activities, net	(324)	—	—
Net cash provided by (used in) financing activities	451,631	(8,308)	(123,078)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,739	(4,594)	3,945

Net change in cash, cash equivalents and restricted cash	(126,667)	174,319	(456,039)
Cash, cash equivalents and restricted cash, beginning of period	579,996	405,677	861,716
Cash, cash equivalents and restricted cash, end of period	$453,329	$579,996	$405,677

Supplemental cash flow information:
Income taxes paid	$22,350	$16,111	$4,024
Interest paid	2,823	—	—
Noncash investing activities:
Acquisition-related common stock issuance	253,903	—	—
Software acquired as noncash consideration	—	1,494	—

(1)	Amounts retrospectively adjusted to reflect the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, and social networking platforms, such as Facebook and Snapchat. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

We completed our initial public offering in December 2011 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “ZNGA.”

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the operations of the Company and its owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, the discount rate used in discounting our operating lease liabilities, the interest rate used in calculating the present value of the initial liability component of our convertible senior notes, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets and long-lived assets. Actual results could differ materially from those estimates.

Segments

We have one operating and reportable segment, which is at the consolidated company level. The Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of assessing performance and allocating resources.

Revenue Recognition

The revenue recognition accounting policy described below relates to revenue transactions from January 1, 2018 and onward, which are accounted for in accordance with Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers

We derive substantially all of our revenue from the sale of virtual items and advertising associated with our online games.

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game over the estimated playing period of the paying player or until it is consumed in game play based upon the nature of the virtual item. Payment is required at time of purchase and the purchase price is a fixed amount.

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts and Facebook local currency payments. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations. Such payments are initially recorded to deferred revenue.

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

•

If we do not have the ability to differentiate between revenue attributable to consumable virtual items or durable virtual items for a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game.

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

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers to display advertisements in our games. For all advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.

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

For a limited number of advertising network arrangements, the transaction price is determined based on a volume-tiered pricing structure, whereby the price per advertising unit in a given month is determined by the number of impressions delivered in that month. However, the uncertainty concerning the number of impressions delivered is resolved at the end of each month, therefore, eliminating any uncertainty with respect to the price per advertising unit for each reporting period.

For in-game display advertisements, in-game offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of contract (i.e., over time), with revenue being recognized as advertising units are delivered.

For in-game sponsorships with branded virtual items, revenue is initially recorded to deferred revenue and then recognized ratably over the estimated life of the branded virtual item, which approximates the estimated average playing period of payers, or over the term of the advertising arrangement, depending on the nature of the agreement.

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

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items”) to enhance their game-playing experience. Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts and Facebook local currency payments. Advance payments from customers for virtual items that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue. All other advance payments that do not meet these criteria are recorded as customer deposits.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds, corporate debt and certificates of deposit and time deposits with maturities of 90 days or less from the date of purchase.

Restricted Cash

Restricted cash consists of funds held in escrow in accordance with the terms of our business acquisition agreements.

Short and Long-Term Investments

Short and long-term debt investments consist of money market funds, corporate debt securities, U.S. government and government agency debt securities and certificates of deposit and time deposits. Based on our intentions regarding our investments, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes.

We assess whether an other-than-temporary loss on our debt investments has occurred due to declines in fair value or other market conditions, which requires judgment regarding the amount and timing of recovery. Specifically, when evaluating our debt investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its amortized cost basis, the financial condition of the issuer, our ability and intent to hold the security to maturity and whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis. When we determine that a decline in fair value is other-than-temporary, the amortized cost basis of the individual security is written down to the fair value with the amount of the write-down recorded as a realized loss within other income (expense), net. The new cost basis will not be adjusted for subsequent recoveries in fair value. No such impairments of our investments have been recorded in any of the periods presented.

Short-term equity investments consist of privately held mutual funds. All equity investments are reported at fair value, with unrealized gains and losses recorded within other income (expense), net in our consolidated statement of operations.

Realized gains and losses for all investments are determined using the specific-identification method and are reflected as a component of other income (expense), net in the consolidated statements of operations.

Fair Value of Financial Instruments

Our financial assets consist of cash, cash equivalents, short-term and long-term investments and accounts receivable, net. Cash equivalents, short-term investments and long-term investments are reported at fair value while accounts receivable, net are stated at the net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, contingent consideration obligations and debt. Accounts payable and accrued liabilities are stated at the invoiced or estimated payout amount, respectively, and approximate fair value. Contingent consideration obligations, which are the result of business acquisitions, are reported at fair value. Our debt is recorded at the net carrying amount, which does not approximate fair value.  However, the fair value of the debt is disclosed at each reporting period – refer to Note 10 – “Debt” for further discussion.

We estimate fair value as the exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

The valuation techniques used to measure the fair value of the Company’s financial instruments were valued based on quoted market prices, model driven valuations using significant inputs derived from or corroborated by observable market data or other directly and indirectly inputs observable in the marketplace. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes inputs, other than Level 1 inputs, that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoiced amount less an allowance for any potential uncollectible amounts. In evaluating our ability to collect outstanding receivable balances, we consider many factors, including the age of the balance, the customer’s payment history and current creditworthiness and current economic conditions that may affect our customers’ ability to pay. Bad debts are written off after all collection efforts have been exhausted. We do not require collateral from our customers.

Property and Equipment, Net

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.

The estimated useful lives of our property and equipment are as follows:

Property and Equipment	Useful Life
Computer equipment	3 years
Software	2 to 3 years
Furniture and fixtures	2 years
Leasehold improvements	Shorter of useful life (generally up to 7 years) or remaining lease term

Business Combinations

In accounting for acquisitions through which a set of assets and activities are transferred to the Company, we perform an initial test to determine whether substantially all of the fair value of the gross assets transferred are concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If the initial test does not result in substantially all of the fair value concentrated in a single or group of similar assets, we then perform a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test indicates that the acquired assets and activities constitute a business, we account for the transaction as a business combination.

For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. If actual results are lower than initial estimates, we could be required to record impairment charges in the future. Acquired intangible assets with definite lives are amortized over their estimated useful lives generally on a straight-line basis, unless evidence indicates a more appropriate method. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances indicate an impairment may exist.

Acquisition-related expenses are expensed as incurred. During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, is recorded within operating expenses in our consolidated statement of operations each reporting period.

Software Development Costs

We review internal use software development costs associated with new games or updates to existing games on a quarterly basis to determine if the costs qualify for capitalization. Our studio teams follow an agile development process, whereas the preliminary project stage remains ongoing until just prior to worldwide launch, at which time final feature selection occurs. As such, the development costs are expensed as incurred to research and development in our consolidated statement of operations. We did not capitalize any software development costs in 2019, 2018 or 2017.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation by comparing the estimated fair value of our single reporting unit, determined using the Company’s market capitalization as of the testing date, to its carrying value. For our annual goodwill impairment analysis performed in the fourth quarter of 2019, the result indicated that the estimated fair value of the reporting unit exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

At least annually, we test recoverability of indefinite-lived intangible assets using a qualitative approach that considers whether it is more likely than not that the fair value of the intangible asset exceeds its carrying value. If qualitative factors indicate that it is more likely than not that the indefinite-lived intangible asset is impaired, a quantitative analysis is performed and the amount of any impairment loss recorded, if any, is measured as the difference between the carrying value and the fair value of the impaired intangible asset. We concluded that indefinite-lived intangible assets were not impaired as of December 31, 2019.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of assets acquired from a prior business combination and are carried at historical cost less accumulated amortization. Amortization is generally recorded on a straight-lined basis, unless another method is deemed more appropriate, over the estimated useful lives of the assets, generally 12 to 84 months.

Impairment of Long-Lived Assets

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying value to the undiscounted future cash flows associated with the related assets. If the future undiscounted cash flows are less than the carrying value of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying value of the assets to the estimated fair value, is recorded as an impairment of intangible assets in the consolidated statements of operations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts, we may be required to record future impairment charges for acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet. There were no impairment charges recorded during 2019, 2018 or 2017.

Licenses and Royalties

We obtain licenses from third parties for use of their brands, properties and other licensed content in our games (e.g., Hit It Rich! Slots or Game of Thrones Slots Casino). Our licensing agreements typically include minimum guarantee royalty payments, which are due over the term of the agreement and are recoupable against future royalty obligations that would otherwise become payable. These advance payments are capitalized as prepaid royalties when paid and amortized once the licensed product is launched in our game. Amortization is recorded as cost of revenue and is calculated as (i) the contractual royalty rate based on actual net product sales as defined in the licensing agreement or (ii) the straight-line method over the remaining estimated useful life of the licensed product, whichever is greater.

Each quarter, we evaluate the recoverability of our prepaid royalties as well as any contractual commitments not yet paid to determine amounts that we deem unlikely to be recovered through product sales. To evaluate the future recoverability of prepaid royalties and guarantees, we consider the terms of the agreement, game development plans, forecasted and actual financial performance of the game as well as other qualitative factors, such as the success of similar games and similar genres published by the Company. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment charge in the period that impairment is indicated. Any impairment losses determined before the launch of a product are recorded as research and development, while any impairment losses determined post-launch are recorded as cost of revenue in our consolidated statement of operations.

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

We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires the use of the following assumptions: expected volatility of our Class A common stock, which is based on our own calculated historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury rate in effect at the time of grant with maturities commensurate to the stock option award’s expected life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future awards may differ materially compared to awards granted previously. We record stock-based compensation expense for stock options based on the grant date fair value on a straight-line basis over the requisite service period of the award.

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

With respect to the Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), the Company elected to account for the GILTI provisions as a component of tax expense in the period in which the entity is subject to the rules. Refer to Note 9 — “Income Taxes” below for further discussion on the impact of the 2017 Tax Act.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income tax.

Foreign Currency Transactions

Generally, the functional currency of our international subsidiaries is the local currency that the international subsidiary operates in or the U.S. dollar. We translate the financial statements of these subsidiaries to U.S. dollars using the prevailing balance sheet date exchange rate for assets and liabilities and average exchange rates during the period for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. We reflect foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income (expense), net.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. Substantially all of our cash and cash equivalents and short and long-term investments are maintained with five financial institutions with high credit standings. We perform periodic evaluations of the relative credit standing of these institutions.

Accounts receivable are unsecured and represent amounts due to us based on contractual obligations where an executed contract or click-through agreement exists. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance as a reduction to the accounts receivable balance to reduce the receivable to its net realizable value.

Google, Apple and Facebook are significant distribution, marketing, promotion and payment platforms for our games. A significant portion of our 2019, 2018 and 2017 revenue was generated from players who accessed our games through these platforms or were served advertisements in our games on behalf of advertisers. As of December 31, 2019 and December 31, 2018, 34% and 26% of our accounts receivable, net, respectively, were amounts owed to us by Apple, 33% and 27% of our accounts receivable, net, respectively, were amounts owed to us by Google and 13% and 15% of our accounts receivable, net, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for marketing and advertising our games are primarily expensed as incurred and are included in sales and marketing expense in our consolidated statement of operations. Such costs, primarily consisting of player acquisition costs, totaled $377.2 million, $157.7 million and $147.2 million for 2019, 2018 and 2017 respectively.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in earlier recognition of credit losses. The ASU requires a cumulative-effect adjustment to retained earnings transition approach and is effective for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt the standard on January 1, 2020 and the adoption will not have a material impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the accounting for implementation costs incurred with a cloud computing arrangement accounted for as a service arrangement with the guidance in ASC Topic 350-40, Internal-Use Software to determine which implementation costs should be capitalized. The ASU permits either a prospective or retrospective transition approach and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt the standard on January 1, 2020 using the prospective method.  The adoption will not have a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies certain aspects of the accounting for income taxes by removing certain exceptions to the general principles and also clarifying and amending existing guidance to improve consistent application. The ASU requires a retrospective, modified retrospective or prospective transition approach for individual aspects of the ASU and is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing this standards’ impact on the consolidated financial statements.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Year Ended December 31,
	2019	2018	2017(1)
Online game:
Mobile	$981,178	$590,436	$564,629
Other(2)	66,059	80,441	100,964
Online game total	$1,047,237	$670,877	$665,593
Advertising and other:
Mobile	266,556	225,085	174,867
Other(2)	7,866	11,246	20,930
Advertising and other total	$274,422	$236,331	$195,797
Total revenue	$1,321,659	$907,208	$861,390

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
(2)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other.

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Year Ended December 31,
	2019	2018	2017(1)
United States	$826,556	$593,973	$567,315
All other countries(2)	495,103	313,235	294,075
Total revenue	$1,321,659	$907,208	$861,390

(1)	Amounts have not been retrospectively adjusted to reflect the adoption of ASC Topic 606.
(2)	No foreign country exceeded 10% of our total revenue for any periods presented.

Consumable virtual items accounted for 26%, 43% and 44% of online game revenue in the years ended December 31, 2019, 2018 and 2017, respectively. Durable virtual items accounted for 74%, 57% and 56% of online game revenue in the years ended December 31, 2019, 2018 and 2017, respectively. The estimated weighted average life of durable virtual items was nine months for both the years ended December 31, 2019 and 2018, and eight months during the year ended December 31, 2017.

During the year ended December 31, 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

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

During the year ended December 31, 2019, we recognized all of the revenue that was included in the $191.3 million current deferred revenue balance as of December 31, 2018.

The increase in accounts receivable, net during the year ended December 31, 2019 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts, which includes contribution from Small Giant Games Oy (“Small Giant”). The increase in deferred revenue during the year ended December 31, 2019 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the contribution from Small Giant.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$814,817	$148	$(19)	$814,946
U.S. government and government agency debt securities	25,000	—	—	25,000
Foreign certificates of deposit and time deposits	53,786	—	—	53,786
Total	$893,603	$148	$(19)	$893,732

Long-term debt securities:
Corporate debt securities	$108,171	$118	$(1)	$108,288
U.S. government and government agency debt securities	66,979	33	—	67,012
Total	$175,150	$151	$(1)	$175,300

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$36,230	$2	$—	36,232
Total	$36,230	$2	$—	$36,232

As of December 31, 2019, all of our short-term debt securities have contractual maturities of one year or less and all of our long-term debt securities have contractual maturities between one and two years.

As of December 31, 2019, we did not consider any of our short-term or long-term debt investments to be other-than-temporarily impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position.

4. Fair Value Measurements

As of December 31, 2019, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019. Under the terms of each acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For both acquisitions, we estimated the acquisition date fair value and each subsequent measurement of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in estimating these fair value measurements were each entity’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. Changes in the projected performance of the acquired businesses could result in a higher or lower contingent consideration obligation in the future.

Specific to the Gram Games acquisition, the estimated fair value of the contingent consideration obligation increased from $49.0 million as of December 31, 2018 to $78.1 million as of December 31, 2019. The increase was primarily due to stronger than expected performance and the increased probability of achievement, partially offset by the $28.5 million payment to the former owners of Gram Games’ for its performance during the first annual contingent consideration period. For the years ended December 31, 2019 and 2018, we recognized $57.6 million and $5.5 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

Specific to the Small Giant acquisition, the estimated fair value of the contingent consideration obligation increased from $98.0 million at the acquisition date to $242.0 million as of December 31, 2019. The increase was primarily due to stronger than expected performance and the increased probability of achievement. For the year ended December 31, 2019, we recognized $144.0 million of expense within research and development expenses in our consolidated statement of operations.

The composition of our financial assets and liabilities as of December 31, 2019 and 2018 among the three levels of the fair value hierarchy are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$625	$—	$—	$625
Corporate debt securities	—	151,770	—	151,770
Foreign certificates of deposit and time deposits	—	3,260	—	3,260
Short-term investments:
Corporate debt securities	—	814,946	—	814,946
U.S. government and government agency debt securities	—	25,000	—	25,000
Foreign certificates of deposit and time deposits	—	53,786	—	53,786
Mutual funds	—	44,441	—	44,441
Long-term investments:
Corporate debt securities	—	108,288	—	108,288
U.S. government and government agency debt securities	—	67,012	—	67,012
Total financial assets	$625	$1,268,503	$—	$1,269,128

Liabilities:
Contingent consideration	$—	$—	$320,100	$320,100
Total financial liabilities	$—	$—	$320,100	$320,100

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$565	$—	$—	$565
Corporate debt securities	—	4,987	—	4,987
Short-term investments:
Corporate debt securities	—	36,232	—	36,232
Total financial assets	$565	$41,219	$—	$41,784

Liabilities:
Contingent consideration	$—	$—	$49,000	$49,000
Total financial liabilities	$—	$—	$49,000	$49,000

The following table presents the activity for the year ended December 31, 2019 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2018	$49,000
Additions	98,000
Fair value adjustments	201,564
Payments	(28,464)
Contingent consideration obligation – December 31, 2019	$320,100

5. Property and Equipment, Net

On July 1, 2019, the Company sold its San Francisco headquarters (the “Building”) and related land, including all preexisting leases between the Company and third-party tenants of the Building, to a third-party buyer for net proceeds of approximately $580.5 million (the “Building Sale”). In connection with the Building Sale, the Company de-recognized the related land, building and building improvements and all lessor related assets and liabilities, which resulted in a net gain of $314.2 million within other income (expense), net in our consolidated statement of operations.

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Computer equipment	$25,029	$20,624
Software	33,932	34,937
Land	—	89,130
Building and building improvements	—	203,873
Furniture and fixtures	11,567	10,321
Leasehold improvements	19,964	6,144
Total property and equipment, gross	$90,492	$365,029
Less accumulated depreciation	(64,666)	(98,472)
Total property and equipment, net	$25,826	$266,557

The following represents our property and equipment, net by location (in thousands):

	December 31,	December 31,
	2019	2018
United States	$16,133	$262,844
India	5,255	967
United Kingdom	3,223	1,713
All other countries	1,215	1,033
Total property and equipment, net	$25,826	$266,557

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

Our remaining operating leases are also primarily for office facilities. Certain leases include options to extend the lease for a set number of years or early terminate the lease prior to the contractually defined expiration date. We include such extension periods in the lease term only when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised. As of December 31, 2019, the weighted-average remaining lease term for all of our operating leases was 9.9 years.

We record right-of-use assets and current and non-current operating lease liabilities in our consolidated balance sheet for operating leases with lease terms greater than 12 months. We have elected not to apply the balance sheet recognition requirements to leases with lease terms of 12 months or less (“short-term leases”). Additionally, we do not separate lease components from non-lease components and therefore allocate the entire consideration to the lease component(s).

Right-of-use assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments. Right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total required fixed payments over the lease term, with the right-of-use assets further adjusted for any payments made prior to lease commencement, lease incentives received and/or initial direct costs incurred. Certain lease arrangements also include variable payments for costs such as common-area maintenance, utilities, taxes or other operating costs, which are based on a percentage of actual expenses incurred or a fluctuating rate which is unknown at the inception of the contract. These variable lease payments are excluded from the measurement of the right-of-use assets and lease liabilities.

In determining the present value of lease payments, we discount future lease payments using our incremental borrowing rate since the implicit rate in our various leases is unknown. The incremental borrowing rate is determined at lease commencement for each individual lease and is based on a number of factors, including relevant observable debt transactions, the current economic environment, lease term and currency in which the lease is denominated. As of December 31, 2019, the weighted-average incremental borrowing rate for our operating leases was 4.3%.

We recognize lease expense for operating leases and short-term leases on a straight-line basis over the lease term. Variable lease payments are recognized when the underlying uncertainty is resolved, which is generally when the obligation for those costs are incurred. These expenses are presented as operating expenses in the consolidated statement of operations. For the year ended December 31, 2019, the components of lease expense were as follows (in thousands):

Year Ended December 31,
2019
Operating lease expense	$15,106
Variable lease expense	4,562
Total lease expense (1)	$19,668

(1)	The expense associated with short-term leases with a lease term greater than one month was not material for the year ended December 31, 2019.

For the year ended December 31, 2019, supplemental cash and noncash information related to operating leases, excluding any transition adjustments, was as follows (in thousands):

Year Ended December 31,
2019
Fixed operating lease payments	$16,681
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	138,905

As of December 31, 2019, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
2020	$21,753
2021	20,908
2022	17,315
2023	16,591
2024	14,196
Thereafter	90,955
Total lease payments	181,718
Less: Imputed interest	(35,664)
Total lease liability balance	$146,054

We do not have any leases that have not yet commenced that create significant rights and obligations as of December 31, 2019.

During the third quarter of 2018, we executed an assignment of our Oxford office lease associated with our fourth quarter 2017 restructuring plan. The original lease term ends in November 2022. All terms under the original lease were assigned in full to the assignee, with the assignee becoming primarily liable to make rental payments directly to the landlord. Further, the assignee was required to provide the landlord a security deposit equal to twelve months rent to be used by the landlord in the event of the assignee’s non-performance.

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.7 million as of December 31, 2019. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of December 31, 2019, the estimated fair value of this guarantee is not material.

Lessor Arrangements

As noted previously, prior to July 1, 2019, we owned the land and building where our San Francisco headquarters is located and had operating lease arrangements with various third-party tenants for the remaining available office space. However, in connection the Building Sale, effective July 1, 2019, the Company sold all preexisting leases between the Company and its tenants to the buyer. As a result, all lessor related assets and liabilities were de-recognized upon closing.

We do not separate lease components from non-lease components and therefore allocate the entire consideration in our contracts to the lease components. All of the lease and non-lease components qualify for accounting under ASC Topic 842.

For the year ended December 31, 2019 the components of lease income were as follows (in thousands), all of which was recognized prior to the Building Sale and was recorded within other income (expense), net in our consolidated statement of operations:

Year Ended December 31,
2019
Operating lease income	$10,563
Variable lease income	1,103
Total lease income	$11,666

7. Acquisitions

Small Giant Games Acquisition

On January 2, 2019, we acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant Games (“Small Giant”), a Finnish Company, to expand our live service portfolio and new game pipeline, for total purchase consideration of $717.9 million. The remaining 20% will be acquired ratably for potential additional cash consideration payable annually based upon the achievement of specified profitability metrics by Small Giant during each of the three years following the acquisition date. The equity rights and privileges of the remaining Small Giant shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction is accounted for as if the Company acquired 100% of Small Giant on the acquisition date. Any future payments associated with Zynga’s required acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $336.0 million in cash, $30.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties, 63,794,746 shares of our Class A common stock valued at $253.9 million at the acquisition date and contingent consideration of $98.0 million at the acquisition date. The Company records changes in the fair value of the contingent consideration within our consolidated statement of operations in each subsequent reporting period after the acquisition date as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate).

Additionally, in connection with the transaction, the Company executed noncompetition agreements with the management of Small Giant for a term of three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, assumed liabilities, contingent consideration payable and related goodwill acquired from Small Giant (in thousands):

Total
Cash	$34,193
Accounts receivable, net	22,974
Prepaid expenses	2,561
Intangible assets, net:
Developed technology, useful life of 5 years	155,000
Trade names, useful life of 7 years	32,000
Goodwill	531,187
Property and equipment, net	180
Right-of-use assets	883
Other non-current assets	120
Total assets acquired	779,098
Accounts payable	(1,716)
Income tax payable	(5,623)
Operating lease liabilities	(380)
Other current liabilities	(15,565)
Deferred tax liabilities, net	(37,400)
Non-current operating lease liabilities	(503)
Total liabilities	(61,187)
Total purchase consideration	$717,911

Fair value of Zynga Stock Consideration issued(1)	(253,903)
Non-current contingent consideration payable	(98,000)
Total cash consideration, including cash held in escrow	$366,008

(1)

The fair value of the Zynga Stock Consideration above is estimated based on the total shares issued of 63,794,746 and the closing stock price of Zynga’s Common A stock on January 2, 2019 of $3.98 per share.

The fair value of the identified intangible assets, net was determined using a risk-adjusted, discounted cash flow model.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The weighted-average amortization period of the acquired intangible assets was 5.3 years at acquisition.

The results of operations from Small Giant have been included in our consolidated statement of operations since the date of acquisition. During the year ended December 31, 2019, Small Giant represented $195.9 million of our total revenue and reduced our consolidated net income with $68.3 million of net losses. Transaction costs incurred by the Company in connection with the Small Giant acquisition, including transfer taxes and professional fees, were $7.6 million for the year ended December 31, 2019 and were recorded within general and administrative expenses in our consolidated statements of operations.

The following table summarizes the pro forma consolidated information of the Company assuming the acquisition of Small Giant had occurred as of January 1, 2018. The pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including amortization for intangible assets acquired, depreciation expense for tangible assets acquired, and recognition of tax benefits primarily related to the amortization of the intangible asset deferred tax liability. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Total revenue	$1,321,659	$1,018,177
Net income (loss)	34,729	(58,829)
Basic and diluted net income (loss) per share	0.04	(0.06)

The significant nonrecurring adjustments reflected in the pro forma consolidated information above include the reclassification of the transactions costs and the related income tax impacts incurred after the acquisition to the earliest period presented. Further, the pro forma consolidated net income for the year ended December 31, 2019 includes the $144.0 million of expense recorded to Zynga’s consolidated statement of operations related to the increase in the estimated fair value of the Small Giant contingent consideration obligation.

Gram Games Acquisition

On May 25, 2018, we acquired a 100% equity interest in Gram Games, a mobile game developer, to expand our hyper-casual and puzzle games portfolio, for total purchase consideration of $299.4 million. Of the total purchase consideration, $230.9 million was paid in cash and $25.0 million is retained in escrow for a period of 18 months for general representations and warranties for total cash consideration of $255.9 million. The remaining purchase consideration relates to contingent consideration valued at $43.5 million as of the acquisition date. The contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the acquisition date for a total of three years. The Company records changes in the fair value of the contingent consideration obligation within our consolidated statement of operations in each subsequent reporting period after the acquisition date as they occur (see Note 4 – “Fair Value Measurements” for further discussion).

Additionally, in connection with the transaction, the Company executed noncompetition agreements with the prior management owners of Gram Games for a term of three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the tangible assets, assumed liabilities, intangible assets, contingent consideration and related goodwill acquired from Gram Games (in thousands):

Total
Cash	$8,474
Accounts receivable, net	10,747
Prepaid expenses	279
Other current assets	937
Intangible assets, net:
Developed technology, useful life of 5 years	43,000
Developed technology, useful life of 3 years	26,000
Trade names, useful life of 7 years	14,000
Trade names, useful life of 3 years	500
Goodwill	224,289
Property and equipment, net	898
Other non-current assets	329
Total assets acquired	329,453
Accounts payable	(8,874)
Income tax payable	(502)
Other current liabilities	(5,164)
Deferred tax liabilities, net	(15,499)
Total liabilities assumed	(30,039)
Total purchase consideration	$299,414

Non-current contingent consideration payable	(43,500)
Total cash consideration, including cash held in escrow	$255,914

The fair value of the identified intangible assets, net was determined using a risk-adjusted, discounted cash flow model.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition. The weighted average amortization period of the acquired intangible assets was 4.7 years at acquisition.

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

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill from December 31, 2017 to December 31, 2019 (in thousands):

Goodwill(1) – December 31, 2017	$730,464
Additions	224,289
Foreign currency translation adjustments(2)	(20,566)
Goodwill(1) – December 31, 2018	$934,187
Additions	531,187
Foreign currency translation adjustments(2)	(4,441)
Goodwill(1) – December 31, 2019	$1,460,933

(1)	There are no accumulated impairment losses at the beginning or end of any period presented.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of NaturalMotion and Small Giant (2019 activity only), which have functional currencies denominated in British Pounds and Euros, respectively.

The details of our acquisition-related intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$415,466	$(228,008)	$187,458
Trademarks, branding and domain names	63,800	(18,587)	45,213
Noncompetition agreements	8,390	(8,056)	334
Total	$487,656	$(254,651)	$233,005

	December 31, 2018
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$263,720	$(167,664)	$96,056
Trademarks, branding and domain names	32,772	(11,702)	21,070
Noncompetition agreements	8,390	(7,107)	1,283
Acquired lease intangibles	5,708	(5,517)	191
Total	$310,590	$(191,990)	$118,600

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of December 31, 2019 and December 31, 2018. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to other intangible assets for 2019, 2018 and 2017 was $67.0 million, $29.0 million and $16.2 million, respectively.

As of December 31, 2019, the weighted-average remaining useful lives of our acquired intangible assets are 3.5 years for developed technology, 5.8 years for trademarks, branding, and domain names, 1.0 years for noncompetition agreements, and 3.9 years for all acquired intangible assets.

As of December 31, 2019, future amortization expense related to our intangible assets is as follows (in thousands):

Year ending December 31:
2020	$65,606
2021	58,078
2022	50,858
2023	40,359
2024	6,718
Thereafter	5,266
Total	$226,885

9. Income Taxes

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

In January 2018, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which allowed companies to report provisional amounts as it related to the 2017 Tax Act based on reasonable estimates for items for which the accounting was incomplete during a measurement period that lapsed in the fourth quarter of 2018. During the year ended December 31, 2017, we recorded a provisional tax benefit of $2.4 million related to the remeasurement of our deferred tax assets and liabilities, net of valuation allowance, to reflect the reduction in the corporate tax rate and $2.6 million related to refundable AMT credits generated by the Company in previous years. During the year ended December 31, 2018, there was no net impact to the provision for income taxes based on adjustments made to the provisional amounts recorded during the previous year. However, the Company did record a provision for income tax expense of $3.9 million during the year ended December 31, 2018 related to the Base Erosion and Anti-Abuse Tax (“BEAT”) as a result of proposed regulations issued by the United States Treasury Department. The Company completed its accounting for the income tax effects of the 2017 Tax Act during 2018.

Income (loss) before income taxes consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$155,887	$29,941	$(6,081)
International	(108,552)	(3,478)	43,664
Total	$47,335	$26,463	$37,583

The provision for (benefit from) income taxes consists of the following for the periods shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$11,552	$3,918	$(2,132)
State	5,387	205	142
Foreign	7,722	11,967	13,562
Total current tax expense (benefit)	$24,661	$16,090	$11,572
Deferred tax (benefit) expense:
Federal	$90	$1,350	$(1,231)
State	560	444	300
Foreign	(19,901)	(6,878)	303
Total deferred tax (benefit) expense	$(19,251)	$(5,084)	$(628)
Provision for (benefit from) income taxes	$5,410	$11,006	$10,944

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Expected provision for (benefit from) income taxes at U.S. federal statutory rate(1)	$9,940	$5,557	$13,154
State income taxes, net of federal benefit	4,743	205	142
BEAT obligation	—	3,918	—
Income (loss) taxed at foreign rates	10,292	4,447	(3,643)
Stock-based compensation	(15,683)	(3,457)	(2,898)
Tax reserve for uncertain tax positions	3,174	1,676	3,101
Change in valuation allowance	(56,194)	(5,610)	(51,976)
Impact of 2017 Tax Act	—	—	48,237
Acquisition costs	1,166	536	—
Contingent consideration	42,328	1,155	(252)
Officer's compensation limitation	5,165	2,340	2,582
Investment in subsidiaries	—	—	1,676
Other	479	239	821
Actual provision for (benefit from) income taxes	$5,410	$11,006	$10,944

(1)	For the purpose of the reconciliation above, the U.S. federal statutory rate was 21% for both the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017.

Our analysis of the one-time transition tax liability for our foreign subsidiaries enacted by the 2017 Tax Act did not result in additional taxes being owed, considering our accumulated deficit position at December 31, 2017. Additionally, no other income taxes (state or foreign) have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 31, 2019 and 2018, the cumulative amount of earnings upon which income taxes have not been provided is approximately $87.1 million and $73.0 million, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed. Our deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$35,546	$60,737
Tax credit carryforwards	76,354	103,740
Operating lease liabilities	34,382	—
Acquired intangible assets	29,982	28,957
Stock-based compensation	9,251	10,150
Accrued expenses	4,899	3,718
Other accrued compensation	7,297	6,524
Charitable contributions	67	2,533
State taxes	1,547	351
Other	71	—
Total deferred tax assets	$199,396	$216,710
Less: Valuation allowance	(141,577)	(205,989)
Deferred tax assets, net of valuation allowance	$57,819	$10,721

Deferred tax liabilities:
Acquired intangible assets	$(37,600)	$(11,637)
Right-of-use assets	(34,021)	—
Goodwill	(7,131)	(5,000)
Deferred rent	—	(2,334)
Depreciation	—	(4,694)
Convertible debt	(9,621)	—
Other	(2,275)	(2,547)
Total deferred tax liabilities	$(90,648)	$(26,212)
Net deferred taxes	$(32,829)	$(15,491)

Due to our history of net operating losses, we believe it is more likely than not that certain federal, state and foreign deferred tax assets will not be realized in future periods as of December 31, 2019. The decrease in the valuation allowance during the year ended December 31, 2019 is primarily related to the use of net operating losses to offset taxable income in 2019, mainly associated with the Building Sale.

Net operating loss and tax credit carryforwards as of December 31, 2019 are as follows (in thousands):

	Amount	Expiration years
Net operating losses, federal	$5,991	2030 - 2036
Net operating losses, state	17,384	2020 - 2036
Net operating losses, foreign	13,507	2029 - indefinite
Tax credits, federal	100,462	2027 - 2039
Tax credits, state	93,056	2021 - indefinite

The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

December 31, 2016	$151,100
Additions based on tax positions related to 2017	8,598
Additions for tax positions of prior years	427
Decreases related to expiration of prior year tax positions	(31)
Decreases related to settlements of prior year tax positions	(54)
December 31, 2017	$160,040
Additions based on tax positions related to 2018	4,355
Additions for tax positions of prior years	815
Decreases related to expiration of prior year tax positions	(1,230)
December 31, 2018	$163,980
Additions based on tax positions related to 2019	5,879
Additions for tax positions of prior years	1,888
Decreases related to expiration of prior year tax positions	(322)
December 31, 2019	$171,425

We classify uncertain tax positions as non-current unrecognized tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the asset on the consolidated balance sheet. As of December 31, 2019, $156.6 million of our gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets and the remaining $14.8 million of our gross unrecognized tax benefits were recorded as non-current liabilities in our consolidated balance sheets.

If the balance of gross unrecognized tax benefits of $171.4 million as of December 31, 2019 was realized, this would have resulted in a tax benefit of $14.8 million within our provision for income taxes at such time. If the balance of gross unrecognized tax benefits of $164.0 million as of December 31, 2018 was realized, this would have resulted in a tax benefit of $9.2 million within our provision of income taxes at such time.

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The amount of interest and penalties recorded to the consolidated statements of operations during 2019, 2018 and 2017, was $0.2 million, $0.2 million and $0.3 million, respectively, and the amount of interest and penalties accrued as of December 31, 2019 and 2018 was $1.1 million and $0.9 million, respectively.

We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the U.S., United Kingdom, Ireland and Finland. We are subject to examination in these jurisdictions for all years since our inception in 2007. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. We do not expect any material changes to our unrecognized tax benefits within the next twelve months.

On June 7, 2019 the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”), issued an opinion in Altera Corp v. Commissioner reversing a 2015 U.S. Tax Court decision. The Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. Altera Corp subsequently petitioned the Ninth Circuit for a rehearing en banc, and, on November 12, 2019, the Ninth Circuit denied such petition. On February 10, 2020, Altera Corp requested the U.S. Supreme Court to review the Ninth Circuit’s decision. It is unclear whether the U.S. Supreme Court will review the case or when a determination will be made. As a result, the final outcome of the case is uncertain.  Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the possibility of the Ninth Circuit’s decision being overturned upon appeal, we have not recorded a liability related to an unrecognized tax position as of December 31, 2019. We will continue to monitor future developments and their potential effects on our consolidated financial statements.

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

Prior to the close of business on the business day immediately preceding March 1, 2024, the Notes will be convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

As of December 31, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

We allocated transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs initially attributable to the liability component were $14.8 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $3.1 million and are accounted for consistently with the equity component of the debt.

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

December 31,
2019
Liability component:
Principal	$690,000
Unamortized debt discount	(106,224)
Unamortized transaction costs	(13,320)
Net carrying amount	$570,456

Equity component, net of transaction costs	$114,938

Interest expense recognized related to the Notes was as follows (in thousands):

Year Ended December 31,
2019
Contractual interest expense	$944
Amortization of debt discount	11,766
Amortization of transaction costs	1,475
Total	$14,185

As of December 31, 2019, the estimated fair value of the Notes was $706.5 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

Credit Facility

In December 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (the “Credit Facility”) in an initial aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets. In connection with the Building Sale and consistent with the terms of the Credit Facility, the borrowing capacity was reduced to $150.0 million on July 1, 2019. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

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

As of December 31, 2019, we had no amounts outstanding under the Credit Facility.

Debt issuance costs associated with the Credit Facility were capitalized and are amortized on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued accounts payable	$41,443	$22,669
Accrued compensation liability	52,495	41,554
Accrued restructuring liability	—	3,449
Contingent consideration payable	180,000	17,300
Accrued payable from acquisitions	30,000	35,000
Accrued lease incentive obligation	—	24,895
Value-added taxes payable	2,857	2,624
Other current liabilities	8,010	9,338
Total other current liabilities	$314,805	$156,829

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Contingent consideration payable	$140,100	$31,700
Accrued restructuring liability	—	7,613
Uncertain tax positions liability, including interest and penalties	15,851	10,065
Other non-current liabilities	2,462	3,208
Total other non-current liabilities	$158,413	$52,586

12. Stockholders’ Equity and Other Employee Benefits

Common Stock

Our three classes of common stock are Class A, Class B and Class C common stock. On May 2, 2018, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock. As a result of Mr. Pincus’ conversion, the remaining shares of Class B common stock represented less than 10% of the total voting power of all Zynga stockholders and, accordingly, each remaining outstanding share of Class B common stock automatically converted into one share of Class A common stock. Each Zynga stockholder now has one vote per share on all matters subject to stockholder vote. Following the conversion, no shares of Class B or Class C common stock are outstanding.

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

During the year ended December 31, 2018, we repurchased 7.1 million shares for our Class A common stock under the 2018 Share Repurchase Program at a weighted average price of $3.71 per share for a total of $26.2 million. During the year ended December 31, 2019, no share repurchases were made. As of December 31, 2019, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program will expire in April 2022.

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

We recorded stock-based compensation expense related to grants of employee stock options, ZSUs and performance-based awards in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,471	$1,584	$1,838
Research and development	47,049	42,151	42,176
Sales and marketing	11,277	8,495	7,281
General and administrative	21,685	16,009	13,220
Total stock-based compensation expense	$81,482	$68,239	$64,515

Stock Option Activity

All stock options granted under the 2011 Plan generally vest over four to five years, with 25% to 20% vesting after one year and the remainder vesting monthly thereafter over 36 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.

The following table shows stock option activity for the year ended December 31, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2018	36,185	$2.35	$57,510	6.23
Granted	4,647	5.37
Forfeited, expired and cancelled	(42)	2.85
Exercised	(9,586)	0.90
Balance as of December 31, 2019	31,204	$3.24	$89,786	7.19
As of December 31, 2019
Exercisable options	15,666	$2.78	$52,363	6.59
Vested and expected to vest	31,204	$3.24	$89,786	7.19

The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of our stock options:

	Year Ended December 31,
	2019	2018	2017
Expected term, in years	6	6	6
Risk-free interest rates	2.53%	2.14%	2.12%
Expected volatility	43%	47%	46%
Dividend yield	—	—	—
Weighted-average estimated fair value of stock options granted during the year	$2.41	$1.61	$1.75

The aggregate intrinsic value of stock options exercised during 2019, 2018 and 2017 was $44.9 million, $6.3 million and $4.9 million, respectively. The total grant date fair value of options that vested during December 31, 2019, 2018 and 2017 was $9.5 million, $6.0 million and $8.0 million, respectively.

As of December 31, 2019, total unrecognized stock-based compensation expense of $23.5 million related to unvested stock options is expected to be recognized over a weighted-average recognition period of approximately 2.1 years.

ZSU Activity

ZSUs are granted to eligible employees under the 2011 Plan. In general, ZSU awards vest in annual or quarterly installments over a period of four years, are subject to the employee’s continuing service to us and do not have an expiration date. The cost of ZSUs is determined using the fair value of our common stock on the date of grant.

The following table shows a summary of ZSU activity for the year ended December 31, 2019 (in thousands, except weighted-average grant date fair value):

	Outstanding ZSUs
		Weighted-
		Average Grant Date	Aggregate Intrinsic
		Fair Value	Value of
	Shares	(per share)	Unvested ZSUs
Unvested as of December 31, 2018	52,482	$3.49	$206,254
Granted	14,086	5.61
Vested	(21,650)	3.43
Forfeited	(4,730)	3.81
Unvested as of December 31, 2019	40,188	$4.23	$245,951

As of December 31, 2019, total unamortized stock-based compensation expense relating to ZSUs amounted to $152.7 million over a weighted-average recognition period of approximately 2.4 years.

Performance-Based Awards

Certain employees are eligible to receive performance-based ZSUs, which are subject to performance and time-based vesting requirements. The target number of shares of the performance-based awards are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the date of employment with the Company. Generally, if the performance criteria are satisfied, 25% of the award will vest immediately or soon after with the remaining vesting ratably for each quarter or six month periods thereafter.  Stock-based compensation expense for performance-based ZSUs granted to these employees is recorded based on the probability of achievement of the performance milestones. During the years ended December 31, 2019, 2018 and 2017, we recorded $1.2 million, $1.8 million and $2.4 million, respectively, of stock-based compensation expense related to these performance-based ZSUs.

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

As of December 31, 2019, there were $3.4 million of employee contributions withheld by the Company. During the year ended December 31, 2019, the Company recognized $3.4 million of stock-based compensation expense related to the 2011 ESPP.

Employee Savings Plan

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 90% of their eligible compensation, or the statutory limit, whichever is lower. In 2019, 2018 and 2017, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 3% of each employee’s eligible compensation, subject to a maximum total contribution mandated by the IRS. The total expense for this savings plan was $5.8 million, $4.7 million and $4.5 million in 2019, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2019, we had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2019
Stock options outstanding	31,204
ZSUs outstanding	40,188
2011 Equity Incentive Plan	152,769
2011 Employee Stock Purchase Plan	122,380
Total	346,541

13. Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component from December 31, 2017 to December 31, 2019 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- for-Sale Marketable Debt Securities	Total
Balance as of December 31, 2017	$(93,319)	$(178)	$(93,497)
Other comprehensive income (loss) before reclassifications	(25,122)	180	(24,942)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(25,122)	180	(24,942)
Balance as of December 31, 2018	$(118,441)	$2	$(118,439)
Other comprehensive income (loss) before reclassifications	(7,773)	277	(7,496)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(7,773)	277	(7,496)
Balance as of December 31, 2019	$(126,214)	$279	$(125,935)

14. Net Income (Loss) Per Share of Common Stock

As noted previously, our founder, Mark Pincus, elected to convert certain outstanding shares of Class B common stock and all outstanding shares of Class C common stock controlled by Mr. Pincus and an affiliated investment entity into an equivalent number of shares of Class A common stock in May 2018. Following the conversion, no shares of Class B or Class C common stock are outstanding and accordingly, the Company calculated basic and dilutive net income (loss) per share under a single-class method for 2019 and 2018.

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
	Class A	Class A (1)
Basic
Net income (loss) attributable to common stockholders	$41,925	$15,457
Weighted-average common shares outstanding	938,709	862,460
Net income (loss) per share attributable to common stockholders	$0.04	$0.02
Diluted
Net income (loss) attributable to common stockholders – basic	$41,925	$15,457
Weighted-average common shares outstanding – basic	938,709	862,460
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	12,960	10,958
ZSUs	22,351	15,212
Performance-based ZSUs	—	954
Weighted-average common shares outstanding – diluted	974,020	889,584
Net income (loss) per share attributable to common stockholders – diluted	$0.04	$0.02

(1)	The net income (loss) per share calculation for the year ended December 31, 2018 is presented as if the one-for-one class conversion occurred as of the beginning of the period.

	Year Ended December 31,
	2017
	Class	Class	Class
	A	B	C
Basic
Net income (loss) attributable to common stockholders	$23,795	$2,204	$629
Weighted-average common shares outstanding	776,625	71,925	20,517
Net income (loss) per share attributable to common stockholders	$0.03	$0.03	$0.03
Diluted
Net income (loss) attributable to common stockholders – basic	$23,795	$2,204	$629
Reallocation of net income (loss) as a result of conversion of Class C shares to Class A shares	629	—	—
Reallocation of net income (loss) as a result of conversion of Class B shares to Class A shares	2,204	—	—
Reallocation of net income (loss) to Class B and Class C shares	—	180	(20)
Net income (loss) attributable to common stockholders – diluted	$26,628	$2,384	$609
Weighted-average common shares outstanding – basic	776,625	71,925	20,517
Conversion of Class C to Class A common shares outstanding	20,517	—	—
Conversion of Class B to Class A common shares outstanding	71,925	—	—
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	9,879	8,390	—
ZSUs	16,935	—	—
Performance-based ZSUs	1,284	—	—
Weighted-average common shares outstanding – diluted	897,165	80,315	20,517
Net income (loss) per share attributable to common stockholders – diluted	$0.03	$0.03	$0.03

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options and employee stock purchase plan	3,718	6,193	17,331
Restricted shares	—	—	349
ZSUs	580	8,071	5,087
Total	4,298	14,264	22,767

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of December 31, 2019, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
2020	$20,250
2021	9,782
2022	—
2023	10,000
Thereafter	—
Total	$40,032

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of December 31, 2019, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
2020	$30,380
2021	12,813
2022	1,111
Thereafter	—
Total	$44,304

Excluded from tables above is our uncertain income tax position liability of $15.9 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 under the caption “Report of Independent Registered Public Accounting Firm” which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 27, 2020, our Board of Directors amended and restated the Company’s bylaws (the “Fourth Amended and Restated Bylaws”) in order to:

•

consistent with our historical practice, provide that stockholders holding at least 30 percent of the Company’s common stock in the aggregate are permitted to request the call of a special meeting of stockholders;

•	revise and update the advance notice provisions for director nominations and stockholder proposals; and
•	make certain other non-substantive technical edits and updates.

The foregoing description of the Fourth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 50 of this Annual Report on Form 10-K.
2.	Financial Statements Schedule:

Schedule II: Valuation and Qualifying Accounts (in thousands)

Allowance for Doubtful Accounts and Reserve for Uncollectible Advances	Balance at Beginning of Year	Charges to Expense	Write-Offs, Net of Recoveries	Balance at End of Year
Year Ended December 31, 2019	$2,653	$148	$(2,801)	$—
Year Ended December 31, 2018	—	3,215	(562)	2,653
Year Ended December 31, 2017	—	—	—	—

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Share Sale and Purchase Agreement relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	12/20/2018
2.2†	Share Sale and Purchase Agreement relating to the sale and purchase of the entire issued share capital of Gram Games Teknoloji A.S. between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	5/30/2018
3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	06/11/2014
3.2	Fourth Amended and Restated Bylaws of Zynga Inc.					X
4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011
4.2	Indenture, dated June 14, 2019, between Zynga Inc. and Wells Fargo Bank, National Association	8-K	001-35375	4.1	6/14/2019
4.3	Form of 0.25% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K	001-35375	4.1	6/14/2019
4.4	Description of Securities					X
10.2+	Zynga Inc. 2007 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.2	8/27/2018
10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011
10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011
10.5+	Zynga Inc. 2011 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.3	8/27/2018

10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011
10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	001-35375	10.3	5/8/2012
10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013
10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan, as amended on August 15, 2012	S-8	333-206185	4.6	8/7/2015
10.10+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011
10.11+	Zynga Inc. Non-Employee Director Compensation Policy					X
10.12+	Zynga Inc. Change in Control Severance Benefit Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.1	8/27/2018
10.13+	Offer Letter, between Zynga Inc. and Frank Gibeau, as Amended and Restated effective as of August 23, 2018	8-K	001-35375	10.4	8/27/2018
10.14+	Offer Letter, between Zynga Inc. and Matthew Bromberg	10-Q	001-35375	101	8/5/2016
10.15+	Offer Letter between Zynga Inc. and Bernard Kim	10-Q	001-35375	10.2	8/5/2016
10.16+	Offer letter between Zynga Inc. and Gerard Griffin	8-K	001-35375	10.1	9/30/2016
10.17+	Promotion letter between Zynga Inc. and Jeffrey Buckley	10-Q	001-35375	10.2	5/5/2017
10.18+	Offer letter between Zynga Inc. and Phuong Phillips	10-Q	001-35375	10.1	11/8/2017
10.19+	Offer letter between Zynga Inc. and Jeffrey Ryan	10-K	001-35375	10.19	2/28/2019
10.20+	Director Nomination Letter	8-K	001-35375	10.1	5/2/2018
10.21+	Consulting Services Agreement between Zynga Inc. and William B. Gordon, dated as of May 11, 2018	10-Q	001-35375	10.2	8/3/2018
10.22†	Agreement of Purchase and Sale, dated as of May 24, 2019, by and between Big Dog Holdings LLC, a subsidiary of the registrant, and BCP-CG 650 Property LLC	8-K	001-35375	10.1	5/28/2019
10.23†	Form of Office Lease, by and between Zynga Inc., as tenant, and BCP-CG 650 Property LLC, as landlord	8-K	001-35375	10.1	5/28/2019
10.24	Purchase Agreement, dated June 11, 2019, by and among Zynga Inc. and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-35375	10.1	6/14/2019
10.25	Form of Capped Call Confirmation	8-K	001-35375	10.2	6/14/2019
10.26	First Amendment to Credit Agreement, dated as of June 11, 2019, among Zynga Inc., as borrower, certain subsidiaries of Zynga Inc., as guarantor subsidiaries, and Bank of America, N.A., as lender	8-K	001-35375	10.3	6/14/2019
10.27+	Educational Cost and Retention Agreement with Zynga Inc. and Jeff Buckley	10-Q	001-35375	10.2	10/31/2019

21.1	List of subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934	X
31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934	X
32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus	Chairman of the Board	February 28, 2020
Mark Pincus

/s/ Frank Gibeau	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Frank Gibeau

/s/ Gerard Griffin	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Gerard Griffin

/s/ Jeffrey Buckley	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
Jeffrey Buckley

/s/ Regina E. Dugan	Director	February 28, 2020
Regina E. Dugan

/s/ William “Bing” Gordon	Director	February 28, 2020
William “Bing” Gordon

/s/ Louis J. Lavigne, Jr.	Director	February 28, 2020
Louis J. Lavigne, Jr.

/s/ Carol G. Mills	Director	February 28, 2020
Carol G. Mills

/s/ Janice M. Roberts	Director	February 28, 2020
Janice M. Roberts

/s/ Ellen F. Siminoff	Director	February 28, 2020
Ellen F. Siminoff