Form 10-Q
period 2020-03-31
ZYNGA INC
filed 2020-05-07
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 15, 2020, there were 956,447,359 shares of the Registrant’s Class A common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our growth strategies and intended product releases, the impact of the ongoing coronavirus (COVID-19) pandemic and our response to it, and may include certain assumptions that underlie the forward-looking statements. Forward-looking statements often include words such as “outlook,” “projected,” “intends,” “will,” “anticipate,” “believe,” “target,” “expect,” and statements in the future tense are generally forward-looking.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$552,421	$423,323
Short-term investments	708,513	938,173
Accounts receivable, net of allowance of $401 at March 31, 2020 and $0 at December 31, 2019	166,065	140,078
Restricted cash	30,006	30,006
Prepaid expenses	31,311	27,533
Other current assets	15,830	16,557
Total current assets	1,504,146	1,575,670
Long-term investments	173,305	175,300
Goodwill	1,436,305	1,460,933
Intangible assets, net	215,758	233,005
Property and equipment, net	31,362	25,826
Right-of-use assets	132,305	136,972
Prepaid expenses	33,998	37,815
Other non-current assets	15,242	15,093
Total assets	$3,542,421	$3,660,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,564	$27,799
Income tax payable	3,106	649
Deferred revenue	451,740	432,962
Operating lease liabilities	16,043	15,753
Other current liabilities	308,385	314,805
Total current liabilities	797,838	791,968
Convertible senior notes, net	576,666	570,456
Deferred revenue	1,618	567
Deferred tax liabilities, net	39,118	33,479
Non-current operating lease liabilities	126,036	130,301
Other non-current liabilities	145,566	158,413
Total liabilities	1,686,842	1,685,184
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 955,826 shares as of March 31, 2020 and 950,042 as of December 31, 2019	3,927,962	3,898,695
Accumulated other comprehensive income (loss)	(155,891)	(125,935)
Accumulated deficit	(1,916,492)	(1,797,330)
Total stockholders’ equity	1,855,579	1,975,430
Total liabilities and stockholders’ equity	$3,542,421	$3,660,614

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Online game	$344,360	$200,164
Advertising and other	59,407	65,239
Total revenue	403,767	265,403
Costs and expenses:
Cost of revenue	146,202	121,643
Research and development	197,845	161,880
Sales and marketing	123,171	102,011
General and administrative	28,203	21,504
Total costs and expenses	495,421	407,038
Income (loss) from operations	(91,654)	(141,635)
Interest income	5,525	443
Interest expense	(6,955)	(1,263)
Other income (expense), net	(2,330)	3,375
Income (loss) before income taxes	(95,414)	(139,080)
Provision for (benefit from) income taxes	8,511	(10,252)
Net income (loss)	$(103,925)	$(128,828)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$(0.14)
Diluted	$(0.11)	$(0.14)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	952,502	926,230
Diluted	952,502	926,230

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(103,925)	$(128,828)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(28,915)	6,963
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	(1,041)	14
Other comprehensive income (loss), net of tax	(29,956)	6,977
Comprehensive income (loss)	$(133,881)	$(121,851)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	950,042	$6	$3,898,689	$—	$(125,935)	$(1,797,330)	$1,975,430
Exercise of stock options and ESPP	2,511	—	8,802	—	—	—	8,802
Vesting of RSUs, net of tax withholdings	3,273	—	—	(14,836)	—	—	(14,836)
Stock-based compensation expense	—	—	20,465	—	—	—	20,465
Retirements of treasury stock	—	—	—	14,836	—	(14,836)	—
Adoption of ASU 2016-13	—	—	—	—	—	(401)	(401)
Net income (loss)	—	—	—	—	—	(103,925)	(103,925)
Other comprehensive income (loss)	—	—	—	—	(29,956)	—	(29,956)
Balances at March 31, 2020	955,826	$6	$3,927,956	$—	$(155,891)	$(1,916,492)	$1,855,579

\

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610
Exercise of stock options and ESPP	5,097	—	5,304	—	—	—	5,304
Vesting of RSUs, net of tax withholdings	2,487	—	—	(11,010)	—	—	(11,010)
Acquisition-related common stock issuance	63,795	1	253,902	—	—	—	253,903
Stock-based compensation expense	—	—	18,773	—	—	—	18,773
Retirements of treasury stock	—	—	—	11,010	—	(11,010)	—
Net income (loss)	—	—	—	—	—	(128,828)	(128,828)
Other comprehensive income (loss)	—	—	—	—	6,977	—	6,977
Balances at March 31, 2019	932,490	$6	$3,782,687	$—	$(111,462)	$(1,929,502)	$1,741,729

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(103,925)	$(128,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,862	21,080
Stock-based compensation expense	20,465	18,773
(Gain) loss from investments, foreign currency and sale of assets, net	923	154
(Accretion) amortization on marketable debt securities, net	(1,900)	(153)
Noncash lease expense	4,188	1,449
Noncash interest expense	6,210	—
Change in deferred income taxes and other	5,353	(20,374)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,294)	(30,001)
Prepaid expenses and other assets	1,362	3,318
Accounts payable	(8,971)	(14,293)
Deferred revenue	20,713	86,474
Income tax payable	2,459	(5,361)
Operating lease and other liabilities	26,369	69,309
Net cash provided by (used in) operating activities	(35,186)	1,547
Cash flows from investing activities:
Purchases of investments	(471,025)	(29,756)
Maturities of investments	605,444	8,500
Sales of investments	96,808	4,987
Acquisition of property and equipment	(8,546)	(5,058)
Proceeds from sale of property and equipment, net	26	46
Business acquisitions, net of cash acquired and restricted cash held in escrow	—	(299,357)
Other investing activities, net	(1,045)	—
Net cash provided by (used in) investing activities	221,662	(320,638)
Cash flows from financing activities:
Taxes paid related to net share settlement of stockholders' equity awards	(14,836)	(11,010)
Proceeds from issuance of common stock	8,802	4,939
Repayment of debt	—	(1,364)
Acquisition-related contingent consideration payment	(48,100)	—
Other financing activities, net	—	(326)
Net cash provided by (used in) financing activities	(54,134)	(7,761)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,244)	11,605

Net change in cash, cash equivalents and restricted cash	129,098	(315,247)
Cash, cash equivalents and restricted cash, beginning of period	453,329	579,996
Cash, cash equivalents and restricted cash, end of period	$582,427	$264,749

Noncash investing activities:
Acquisition-related common stock issuance	$—	$253,903

Noncash financing activities:
Unsettled stock option exercise	$—	$365

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of March 31, 2020, the interim consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2020 and 2019 and the notes to interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies certain aspects of the accounting for income taxes by removing certain exceptions to the general principles and also clarifying and amending existing guidance to improve consistent application. The ASU requires a retrospective, modified retrospective or prospective transition approach for individual aspects of ASU 2019-12 and is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing this standard’s impact on the consolidated financial statements.

Issued And Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in earlier recognition of credit losses. We adopted the ASU on January 1, 2020 by recording a $0.4 million cumulative-effect adjustment to retained earnings and a corresponding allowance for expected credit losses against our opening accounts receivable.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the accounting for implementation costs incurred with a cloud computing arrangement accounted for as a service arrangement with the guidance in ASC Topic 350-40, Internal-Use Software to determine which implementation costs should be capitalized. We adopted ASU 2018-15 on January 1, 2020 through a prospective transition approach, with no material impact to our consolidated financial statements.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended March 31,
	2020	2019
Online game:
Mobile	$328,671	$182,833
Other(1)	15,689	17,331
Online game total	$344,360	$200,164
Advertising and other:
Mobile	58,318	63,260
Other(1)	1,089	1,979
Advertising and other total	$59,407	$65,239
Total revenue	$403,767	$265,403

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$243,250	$172,061
All other countries(1)	160,517	93,342
Total revenue	$403,767	$265,403

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

Durable virtual items accounted for 77% of online game revenue in the three months ended March 31, 2020 and 66% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 23% of online game revenue in the three months ended March 31, 2020 and 34% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was ten months for the three months ended March 31, 2020 and nine months for the same period of the prior year.

Contract Balances

We receive payments from our customers based on the payment terms established in our contracts. Payments for online game revenue are required at time of purchase, are non-refundable and relate to non-cancellable contracts that specify our performance obligations. Such payments are initially recorded to deferred revenue and are recognized into revenue as we satisfy our performance obligations. Further, payments made by our players are collected by payment processors and remitted to us generally within 45 days of invoicing. Our right to the payments collected on our behalf are unconditional and therefore recorded as accounts receivable, net of the associated payment processing fees.

Payments for advertising arrangements are due based on the contractually stated payment terms. The contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.

During the three months ended March 31, 2020, we recognized $236.1 million of revenue that was included in the current deferred revenue balance on December 31, 2019.

The increase in accounts receivable, net during the three months ended March 31, 2020 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the three months ended March 31, 2020 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$587,718	$129	$(432)	$587,415
Foreign certificates of deposit and time deposits	77,847	—	—	77,847
Total	$665,565	$129	$(432)	$665,262

Long-term debt securities:
Corporate debt securities	$118,770	$154	$(671)	$118,253
U.S. government and government agency debt securities	54,994	58	—	55,052
Total	$173,764	$212	$(671)	$173,305

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$814,817	$148	$(19)	$814,946
U.S. government and government agency debt securities	25,000	—	—	25,000
Foreign certificates of deposit and time deposits	53,786	—	—	53,786
Total	$893,603	$148	$(19)	$893,732

Long-term debt securities:
Corporate debt securities	$108,171	$118	$(1)	$108,288
U.S. government and government agency debt securities	66,979	33	—	67,012
Total	$175,150	$151	$(1)	$175,300

As of March 31, 2020, all of our short-term debt securities have contractual maturities of one year or less and all of our long-term debt securities have contractual maturities between one and two years.

Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, cause our short-term debt investments to fall below their cost basis, resulting in unrealized losses. As of March 31, 2020, we had unrealized losses of $1.1 million related to our debt securities that had a fair value of $239.8 million. As of December 31, 2019 our unrealized losses related to debt securities were less than $0.1 million. As of March 31, 2020 and December 31, 2019, none of our investments were in a continuous unrealized loss position for more than 12 months.

As of March 31, 2020, we did not consider any of our short-term or long-term debt securities to be impaired. We do not intend to sell, nor do we believe it is more likely than not that we will be required to sell, any of the securities in an unrealized loss position. When evaluating our debt securities for impairment, we review factors such as the extent to which the fair value is less than the amortized cost basis, changes in interest rates since the purchase of the security, the financial condition of the issuer, including changes in credit ratings, the remaining payment terms of the security, as well as any adverse conditions specifically related to the security, the issuer’s industry or its geographic area.

Equity Securities

The net loss recognized as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments totaled $0.9 million during the three months ended March 31, 2020. The Company held no equity investments during the three months ended March 31, 2019.

4. Fair Value Measurements

The composition of our financial assets and liabilities as of March 31, 2020 and December 31, 2019 among the three levels of the fair value hierarchy are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$246,052	$—	$—	$246,052
Corporate debt securities	—	29,990	—	29,990
Foreign certificates of deposit and time deposits	—	4,786	—	4,786
Short-term investments:
Corporate debt securities	—	587,415	—	587,415
Foreign certificates of deposit and time deposits	—	77,847	—	77,847
Mutual funds	—	43,251	—	43,251
Long-term investments:
Corporate debt securities	—	118,253	—	118,253
U.S. government and government agency debt securities	—	55,052	—	55,052
Total financial assets	$246,052	$916,594	$—	$1,162,646

Liabilities:
Contingent consideration	$—	$—	$318,500	$318,500
Total financial liabilities	$—	$—	$318,500	$318,500

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$625	$—	$—	$625
Corporate debt securities	—	151,770	—	151,770
Foreign certificates of deposit and time deposits	—	3,260	—	3,260
Short-term investments:
Corporate debt securities	—	814,946	—	814,946
U.S. government and government agency debt securities	—	25,000	—	25,000
Foreign certificates of deposit and time deposits	—	53,786	—	53,786
Mutual funds	—	44,441	—	44,441
Long-term investments:
Corporate debt securities	—	108,288	—	108,288
U.S. government and government agency debt securities	—	67,012	—	67,012
Total financial assets	$625	$1,268,503	$—	$1,269,128

Liabilities:
Contingent consideration	$—	$—	$320,100	$320,100
Total financial liabilities	$—	$—	$320,100	$320,100

The following table presents the activity for the three months ended March 31, 2020 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2019	$320,100
Additions	—
Fair value adjustments	120,000
Payments	(121,600)
Contingent consideration obligation – March 31, 2020	$318,500

As of March 31, 2020, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019. Under the terms of each acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For both acquisitions, we estimated the acquisition date fair value and each subsequent measurement of the contingent consideration obligation using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value measurements of the Company's contingent consideration obligations at March 31, 2020, weighted by the relative fair value of each annual period’s obligation to the total obligation.

	March 31, 2020
	Range	Weighted Average
Bookings growth rates	0.3% – 26.2%	12.8%
Bookings volatility	15.0% – 19.0%	17.9%
Asset volatility	38.0% – 41.0%	38.8%
Net cash flow margins	24.5% – 36.5%	33.2%
Discount rates	10.5% – 14.0%	11.5%

Changes in these unobservable inputs would have resulted in a higher or lower contingent consideration obligation.

Specific to the Gram Games acquisition, the estimated fair value of the contingent consideration obligation increased from $78.1 million as of December 31, 2019 to $89.2 million as of March 31, 2020, primarily due to stronger than expected performance and the increased probability of achievement during the remaining performance periods. For the three months ended March 31, 2020, we recognized $11.1 million of expense within research and development expenses in our consolidated statement of operations.

Specific to the Small Giant acquisition, the estimated fair value of the contingent consideration obligation decreased from $242.0 million as of December 31, 2019 to $229.3 million as of March 31, 2020. The decrease was driven by a $121.6 million payment to the former owners of Small Giant for its performance during the first contingent consideration period, partially offset by stronger than expected performance and the increased probability of achievement during the remaining performance periods. Accordingly, for the three months ended March 31, 2020, we recognized $108.9 million of expense within research and development expenses in our consolidated statement of operations.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment	$25,469	$25,029
Software	33,915	33,932
Furniture and fixtures	12,840	11,567
Leasehold improvements	24,719	19,964
Total property and equipment, gross	$96,943	$90,492
Less: Accumulated depreciation	(65,581)	(64,666)
Total property and equipment, net	$31,362	$25,826

The following represents our property and equipment, net by location (in thousands):

	March 31,	December 31,
	2020	2019
United States	$22,147	$16,133
India	4,756	5,255
United Kingdom	3,086	3,223
All other countries	1,373	1,215
Total property and equipment, net	$31,362	$25,826

6. Leases

Lessee Arrangements

As of March 31, 2020, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2020	$16,335
2021	21,025
2022	17,289
2023	16,361
2024	14,109
2025	13,005
Thereafter	77,950
Total lease payments	176,074
Less: Imputed interest	(33,995)
Total lease liability balance	$142,079

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.6 million as of March 31, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of March 31, 2020, the estimated fair value of this guarantee is not material.

Lessor Arrangements

Prior to July 1, 2019, the Company owned the building where its San Francisco headquarters is located and had operating lease arrangements with various third-party tenants for the remaining available office space. However, in connection with the sale and leaseback of the building, effective July 1, 2019 (the “Building Sale”), the Company sold all preexisting leases between the Company and its tenants to the buyer. As a result, all lessor related assets and liabilities were de-recognized upon closing.

For the three months ended March 31, 2019 the components of lease income were as follows, which were recorded within other income (expense), net in our consolidated statement of operations (in thousands):

Three Months Ended March 31,
2019
Operating lease income	$4,621
Variable lease income	498
Total lease income	$5,119

7. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the three months ended March 31, 2020 (in thousands):

Goodwill – December 31, 2019 (1)	$1,460,933
Additions	—
Foreign currency translation adjustments (2)	(24,628)
Goodwill – March 31, 2020 (1)	$1,436,305

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of NaturalMotion and Small Giant, which have functional currencies denominated in British Pounds and the Euro, respectively.

The details of our acquisition-related intangible assets as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$411,003	$(238,841)	$172,162
Trademarks, branding and domain names	63,622	(20,276)	43,346
Noncompetition agreements	8,390	(8,140)	250
Total	$483,015	$(267,257)	$215,758

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$415,466	$(228,008)	$187,458
Trademarks, branding and domain names	63,800	(18,587)	45,213
Noncompetition agreements	8,390	(8,056)	334
Total	$487,656	$(254,651)	$233,005

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of March 31, 2020 and December 31, 2019. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $16.4 million and $17.6 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the weighted-average remaining useful lives of our acquired intangible assets are 3.3 years for developed technology, 5.5 years for trademarks, branding and domain names, 0.7 years for noncompetition agreements and 3.7 years in total, for all acquired intangible assets.

As of March 31, 2020, future amortization expense related to our intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2020	$49,003
2021	57,881
2022	50,660
2023	40,161
2024	6,693
2025	5,240
Total	$209,638

8. Income Taxes

During the three months ended March 31, 2020, the provision for income taxes was $8.5 million and during the three months ended March 31, 2019, the benefit from income taxes was $10.3 million, resulting in a net change of $18.8 million. The net change was primarily attributable to a net increase in income tax from post-acquisition statutory operating profit from Small Giant and Gram Games and a change in our jurisdictional mix of earnings.

9. Debt

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

As of March 31, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Liability component:
Principal	$690,000	$690,000
Unamortized debt discount	(100,706)	(106,224)
Unamortized transaction costs	(12,628)	(13,320)
Net carrying amount	$576,666	$570,456

Equity component, net of transaction costs	$114,938	$114,938

Interest expense recognized related to the Notes was as follows (in thousands):

Three Months Ended March 31, 2020
Contractual interest expense	$431
Amortization of debt discount	5,518
Amortization of transaction costs	692
Total	$6,641

As of March 31, 2020, the estimated fair value of the Notes was $717.9 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

As of March 31, 2020, we had no amounts outstanding under the Credit Facility.

Debt issuance costs associated with the Credit Facility were capitalized and are amortized on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

10. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued accounts payable	$52,805	$41,443
Accrued compensation liability	23,031	52,495
Contingent consideration payable	190,300	180,000
Accrued payable from acquisitions	30,000	30,000
Value-added taxes payable	2,477	2,857
Other current liabilities	9,772	8,010
Total other current liabilities	$308,385	$314,805

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Contingent consideration obligation	$128,200	$140,100
Uncertain tax positions, including interest and penalties	15,061	15,851
Other non-current liabilities	2,305	2,462
Total other non-current liabilities	$145,566	$158,413

11. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$438	$284
Research and development	10,703	11,715
Sales and marketing	3,063	2,487
General and administrative	6,261	4,287
Total stock-based compensation expense	$20,465	$18,773

Stock Option Activity

The following table shows stock option activity for the three months ended March 31, 2020 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise	Stock Options	Contractual Term
	Stock Options	Price	Outstanding	(in years)
Balance as of December 31, 2019	31,204	$3.24	$89,786	7.19
Granted	1,633	6.55
Forfeited, expired and cancelled	(1)	2.80
Exercised	(1,506)	2.92
Balance as of March 31, 2020	31,330	$3.43	$107,133	7.13

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Three Months Ended March 31,
2020
Expected term, in years	6
Risk-free interest rates	0.8%
Expected volatility	36%
Dividend yield	—
Weighted-average estimated fair value of options granted	$2.35

RSU Activity

The following table shows a summary of RSU activity for the three months ended March 31, 2020, which includes performance and market-based awards (in thousands, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2019	40,188	$4.23	$245,951
Granted	16,083	6.84
Vested	(5,512)	4.22
Forfeited	(935)	4.30
Unvested as of March 31, 2020	49,824	$5.08	$341,294

Performance-Based RSUs (the “Performance RSUs”)

On March 15, 2020, the Company granted performance-based awards to certain executive officers. The number of shares earned will range from 0% to 120% of the target number of shares granted, depending on actual operating cash flows for the year ended December 31, 2020 relative to pre-established thresholds. Shares earned (if any) based on the level of achievement will vest over a period of four years following the grant date, with 25% vesting on the one year anniversary of the grant date and the remaining quarterly thereafter, subject to continued service by the executives. The target number of shares granted totaled 0.6 million.

The Company recognizes stock-based compensation expense for the Performance RSUs using the accelerated attribution method over the requisite service period.  The amount of stock-based compensation is determined based on the probability of achievement of the pre-established thresholds at each reporting period. If necessary, at each reporting period, the Company records a cumulative catch-up adjustment to reflect any revised estimates regarding the probability of achievement.

Market-Based RSUs (the “Market RSUs”)

On March 15, 2020, the Company granted market-based awards to its executive officers, with two separate prescribed measurement periods. Both prescribed measurement periods began on the grant date, with the first prescribed measurement period ending on December 31, 2021 (the “Two-Year Market RSUs”) and the second period ending on December 31, 2022 (the “Three-Year Market RSUs”). The number of RSUs earned (if any) will range from 0% to 150% of the target number of shares, depending on actual achievement of specific tiers for Zynga’s total shareholder return (“TSR”) relative to the TSR of companies comprising the S&P MidCap 400 Index over the prescribed measurement periods. If Zynga’s TSR is negative during any measurement period, the number of RSUs earned is capped at 100% of the target number of shares for that prescribed measurement period.

Any shares earned will vest in three equal annual increments, beginning on March 15 of the year following the conclusion of each prescribed measurement period, subject to continued service by the executives. The target number of shares totaled 2.2 million each for the Two-Year Market RSUs and the Three-Year Market RSUs, for a total of 4.4 million target shares.

The Company recognizes stock-based compensation expense for the Market RSUs using the accelerated attribution method over the requisite service period. The amount of stock-based compensation was determined based on the estimated grant date fair value, calculated using a Monte Carlo simulation that considers the probability of achievement of the specific tiers on each of the Market RSUs. Based upon the Monte Carlo simulation, the estimated per share grant date fair value of the Two-Year Market RSUs and Three-Year Market RSUs was $7.37 and $7.41, respectively. The significant assumptions used in estimating the grant date fair value of each award include an expected volatility of 27%, a risk-free interest rate ranging from 0.5% to 0.6% and an expected dividend yield of zero. The estimated grant date fair value is not subsequently revised to consider anticipated or actual achievement during the prescribed measurement periods.

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022 and will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three months ended March 31, 2020, no share repurchases were made under the 2018 Share Repurchase Program. As of March 31, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

12.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2019	$(126,214)	$279	$(125,935)
Other comprehensive income (loss) before reclassifications	(28,915)	(1,041)	(29,956)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(28,915)	(1,041)	(29,956)
Balance as of March 31, 2020	$(155,129)	$(762)	$(155,891)

13. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive securities. In computing diluted net income (loss) per share, net income (loss) attributable to common shareholders is re-allocated to reflect the potential impact of dilutive securities, including stock options, unvested RSUs, unvested performance and market-based RSUs and ESPP withholdings. For periods in which we have generated a net loss or there is no income attributable to common stockholders, we do not include dilutive securities in our calculation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic and Diluted
Net income (loss) attributable to common stockholders	$(103,925)	$(128,828)
Weighted-average common shares outstanding	952,502	926,230
Net income (loss) per share attributable to common stockholders	$(0.11)	$(0.14)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and employee stock purchase plan	30,857	36,713
RSUs (including performance and market-based)	40,782	50,298
Total	71,639	87,011

14. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of March 31, 2020, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2020	$10,250
2021	19,250
2022	—
2023	10,000
Thereafter	—
Total	$39,500

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of March 31, 2020, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2020	$15,627
2021	13,209
2022	1,341
Thereafter	—
Total	$30,177

Excluded from tables above is our uncertain income tax position liability of $15.1 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On September 12, 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation immediately commenced and advisors and third-party forensics firms were retained to assist. Our current belief is that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed. We have provided notifications to players, investors, regulators and other third parties, where we believe notice was required or appropriate.

Since March 3, 2020, three consumer class action complaints have been filed in connection with the Data Incident in federal court for the Northern District of California.  On March 3, 2020, two plaintiffs – minor “I.C.” (acting through his parent Nasim Chaudhri) and Amy Gitre—filed a class action complaint arising out of the Data Incident (the “Chaudhri” complaint), generally alleging that Zynga failed to reasonably safeguard certain player information, including names, addresses, email addresses, passwords and more; failed to provide them with timely notification of the breach; and made unlawful representations over the safety and security of plaintiffs’ personal information.  Plaintiffs allege claims against Zynga under several state law theories, including negligence, and unjust enrichment.  The Chaudhri plaintiffs seek monetary relief and damages.  Zynga’s response to the complaint is due May 8, 2020.  The Company intends to defend itself vigorously against the claims asserted.

On March 23, 2020, plaintiffs Carol Johnson and Lisa Thomas  (the “Johnson” complaint) filed a second class action complaint in the Northern District of California federal court.  Similar to the Chaudhri complaint, the Johnson plaintiffs—residents of Missouri and Wisconsin—assert Zynga failed to adequately protect their personally identifiable player information (“PII”), including names, email addresses, passwords, password reset tokens, and phone numbers (among other items).  Plaintiffs contend that, despite Zynga’s representations in its privacy policy that sensitive player information would be adequately protected, plaintiffs’ PII was improperly stored in plain text formatting, and inadequate encryption methods were used to store sensitive password information.  Plaintiffs allege that the lack of adequate security measures caused them harm as a result of the Data Incident, and they assert numerous state law claims against Zynga, including claims for negligence, negligence per se, unjust enrichment, and declaratory relief.  The Johnson plaintiffs additionally assert claims for breach of confidence, breach of contract and implied contract, violations of California’s Unfair Competition Law (“UCL”, CGL 17200, et seq.), and state-specific violations of Missouri’s Merchandising Practices Act and Wisconsin’s Deceptive Trade Practices Act.  Plaintiffs seek damages, as well as declaratory and injunctive relief.  Zynga’s response to the Johnson complaint is due May 26, 2020.  The Company intends to defend itself vigorously against all claims.

On April 15, 2020, plaintiffs Joseph Martinez IV and Daniel Petro, residents of Colorado and Iowa, filed a third class action complaint in the Northern District of California (the “Martinez” complaint).  Plaintiffs allege they are longtime Zynga players who were affected by the Data Incident.  Similar to the Chaudhri and Johnson plaintiffs, the Martinez plaintiffs generally allege that Zynga failed to adequately store and protect or otherwise secure their PII, including names, email addresses, passwords, and more; that Zynga failed to protect their PII by using outdated and unlawful password encryption methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident.  Like Johnson and Chaudhri, the Martinez plaintiffs assert claims for negligence, negligence per se, and unjust enrichment, as well as contractual claims, and claims for relief under multiple state consumer protection statutes.  Additionally, the Martinez plaintiffs also assert misrepresentation and omission claims under California’s false advertising law and the California Consumer Legal Remedies Act.  Plaintiffs seek injunctive and monetary relief on behalf of a nationwide class.  Zynga’s response to the Martinez complaint is due June 19, 2020.  As with Chaudhri and Johnson, the Company intends to defend itself vigorously against all claims asserted.

At this time, we are unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.

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

COVID-19 Update

The human costs of the COVID-19 pandemic have been extraordinary, straining global capabilities and forcing massive societal change. We at Zynga remain focused on monitoring and assessing the COVID-19 pandemic and global response, and prioritizing the interests of our employees and players. The impact of the COVID-19 pandemic on our operations began to materialize towards the end of the first quarter of 2020. Specifically, beginning in late March, as more individuals throughout the world sheltered-in-place, we began experiencing higher levels of player engagement in our games from current, lapsed and new players, as well as a decline in advertising prices across the industry. Additionally, in mid-March, our global workforce transitioned to remote working as we closed our offices, without any material disruption to our day-to-day operations. Currently, our global offices remain closed and our global studios are operating remotely, while we continue to assess the impact of the pandemic on the health and safety of our employees.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact primarily attributable to the COVID-19 pandemic on our results of operations and financial performance as of and for the three months ended March 31, 2020 and for future periods. See Part II, Item 1A. “Risk Factors” included in this Quarterly Report on form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.

Overview

We are a leading provider of social game services with approximately 68 million average mobile monthly active users (“MAUs”) in the first quarter of 2020. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, and social networking platforms, such as Facebook and Snapchat. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the first quarter of 2020, our average mobile monthly unique payers (“MUPs”) represented approximately 2.9% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

In 2020, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the three months ended March 31, 2020, we estimate that 49% and 46% of our revenue and 48% and 47% of our bookings were generated on Apple and Google, respectively, while in the same period of the prior year, we estimate that 51% and 40% of our revenue and 49%, 45% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Revenue to Bookings:
Revenue	$403,767	$265,403
Change in deferred revenue	21,108	94,082
Bookings	$424,875	$359,485

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$386,989	$246,093
Change in mobile deferred revenue	21,510	95,305
Mobile bookings	$408,499	$341,398

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(users and payers in millions)
Average Mobile DAUs(1)	21	22
Average Mobile MAUs(1)	68	72
Average Mobile MUUs(2)	43	43
Average Mobile MUPs(2)	1.2	1.4
Mobile ABPU	$0.216	$0.170

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

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our Facebook Instant Games, Snapchat game, Merge Magic!, and games acquired from Gram Games and Small Giant. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average DAUs decreased in the three months ended March 31, 2020 when compared to the same period of the prior year, primarily driven by declines in daily audience for older mobile games, Words With Friends and games on mobile messenger platforms (e.g. Facebook Instant Games), partially offset by contributions from Merge Magic! and our casual card games. Average mobile MAUs decreased primarily due to declines in monthly audience for games on mobile messenger platforms, older mobile games and Words With Friends, partially offset by contribution from Merge Magic!, our casual card games and Tiny Royale on Snapchat.

Average mobile MUUs were flat in the three months ended March 31, 2020 compared to the same period of the prior year. Average mobile MUPs decreased primarily due to a decline in payers in our casual card games, CSR2 and Wonka's World of Candy. Finally, mobile ABPU increased due to an increase in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique mobile payer bookings per Mobile MUP:

	Three Months Ended March 31,
	2020	2019
Average monthly unique mobile payer bookings (in millions)(1)	$50	$48
Average Mobile MUPs (in millions)(2)	1.2	1.4
Monthly unique mobile payer bookings per Mobile MUP(3)	$40	$34

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

(2)

Excluded from Mobile MUPs are players of our Facebook Instant Games, Snapchat game, Merge Magic!, and games acquired from Gram Games and Small Giant. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended March 31, 2020 to the same period of the prior year, average monthly unique mobile payer bookings increased primarily due to the contribution from Game of Thrones™ Slots Casino, which launched in the second quarter of 2019. Average monthly unique mobile payer bookings per Mobile MUP increased due to the decrease in average Mobile MUPs and increase in average monthly unique mobile payer bookings.

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

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs, or the game or feature may be abandoned in its entirety. In addition, we recognize online game revenue over the average playing period of payers, which generally results in expenses exceeding revenue early in the life of a new or acquired game.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Online game:
Mobile	$328,671	$182,833	80%
Other(1)	15,689	17,331	(9)%
Online game total	344,360	200,164	72%
Advertising and other:
Mobile	58,318	63,260	(8)%
Other(1)	1,089	1,979	(45)%
Advertising and other total	59,407	65,239	(9)%
Total revenue	$403,767	$265,403	52%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total revenue increased $138.4 million in the three months ended March 31, 2020 as compared to the same period of the prior year, while bookings increased $65.4 million in the three months ended March 31, 2020 as compared to the same period of the prior year.

Mobile online game revenue increased $145.8 million in the three months ended March 31, 2020 as compared to the same period of the prior year, while other online game revenue decreased $1.6 million over the same period, resulting in a net online game revenue increase of $144.2 million.

The increase in mobile online game revenue of $145.8 million was primarily attributable to increases in mobile revenue from Empires & Puzzles and Merge Dragons! in the amounts of $76.4 million and $46.6 million, respectively, due to higher amortization of prior period deferred revenue and the overall increase in bookings in these games. These increases were further supplemented by an increase in revenue from Game of Thrones Slots™ Casino and Merge Magic! in the amounts of $14.7 million and $14.5 million as these games were launched in May 2019 and September 2019, respectively. These increases were offset by decreases in mobile online game revenue from CSR Racing 2 and Dawn of Titans in the amounts of $2.6 million and $1.9 million, respectively, due to the overall decline in bookings and audience metrics in these games. The increase was further offset by a decrease in mobile online game revenue from Zynga Poker in the amount of $1.8 million due to lower amortization of prior period deferred revenue. All other mobile games accounted for the remaining net decrease of $0.1 million in mobile online game revenue.

The decrease in other online game revenue of $1.6 million was primarily attributable to decreases in revenue from FarmVille 2 in the amount of $2.2 million, generally due to the overall decline in bookings and audience metrics in this games. All other web games accounted for a net decrease of $0.6 million. These decreases were offset by an increase in revenue from Game of Thrones™ Slots Casino in the amount of $1.2 million as the game launched in May 2019.

During three months ended March 31, 2020 and 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. In the three months ended March 31, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 22%, respectively, of our online game revenue for the period. In the three months ended March 31, 2019, Zynga Poker, Merge Dragons! and CSR Racing 2, were our top online revenue generating games and comprised 15%, 14% and 13%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 77% and 66% of online game revenue in the three months ended March 31, 2020 and 2019, respectively. Consumable virtual items accounted for 23% and 34% of online game revenue in the three months ended March 31, 2020 and 2019, respectively. The estimated weighted average life of durable virtual items was ten months in the three months ended March 31, 2020, compared to nine months in the same period of the prior year.

Mobile advertising revenue decreased $4.9 million in the three months ended March 31, 2020 as compared to the same period of the prior year and other advertising and other revenue decreased $0.9 million, resulting in a net advertising and other revenue decrease of $5.8 million.

The decrease in mobile advertising revenue of $4.9 million was primarily due to a decrease in mobile in-game display advertising revenue of $8.9 million, primarily driven by the conclusion of strategic display ads partnerships. The decrease in mobile advertising revenue was partially offset by an increase of $4.0 million in mobile in-game offers, engagement ads and other revenue, primarily driven by Empires & Puzzles and the games acquired from Gram Games. The decrease in other advertising and other revenue of $0.9 million was due to a decrease in web advertising revenue.

International revenue as a percentage of total revenue was 40% and 35%, respectively, in the three months ended March 31, 2020 and 2019.

Cost of revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue	$146,202	$121,643	20%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Cost of revenue increased $24.6 million in the three months ended March 31, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $21.3 million in payment processing fees from increased bookings generated from mobile payment processors, $1.9 million in royalty expense and $1.4 million in hosting costs.

Research and development

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$197,845	$161,880	22%

Three Months Ended March 31, 2020 Compared to Three Months March 31, 2019

Research and development expenses increased $36.0 million in the three months ended March 31, 2020 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $34.5 million in expense related to fair value adjustments associated with our contingent consideration obligations related to our Small Giant and Gram Games acquisitions. The increase was further supplemented by an increase of $2.8 million in overhead costs, primarily related to incremental rent expense as a results of the sale and leaseback of our San Francisco headquarters that occurred on July 1, 2019 (the “Building Sale”).

Sales and marketing

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$123,171	$102,011	21%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Sales and marketing expenses increased $21.2 million in the three months ended March 31, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $17.2 million in player acquisition costs, primarily related to Merge Magic!, Words with Friends, Game of Thrones™ Slots Casino and Merge Dragons!, further supplemented by an increase of $1.5 million in headcount-related expenses and $1.5 million in overhead costs primarily related to rent expense for our San Francisco headquarters.

General and administrative

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
General and administrative	$28,203	$21,504	31%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

General and administrative expenses increased $6.7 million in the three months ended March 31, 2020 compared to the same period of the prior year. After excluding the one-time benefit from the $9.7 million net settlement of the derivative litigation received and recognized in the first quarter of 2019, general and administrative expenses decreased $3.0 million, primarily due to a $6.6 million decrease in acquisition related-transaction costs related to the acquisition of Small Giant, partially offset by a $2.0 million increase in stock-based compensation and a $1.2 million increase in legal expenses.

Interest income

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Interest income	$5,525	$443	NM

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Interest income increased $5.1 million in the three months ended March 31, 2020 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in short and long-term investments.

Interest expense

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Interest expense	$6,955	$1,263	NM

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Interest expense increased $5.7 million in the three months ended March 31, 2020 compared to the same period of the prior year. The increase was primarily attributable to an increase of $6.6 million in interest expense related to the 0.25% Convertible Senior Notes due 2024 (the “Notes”) issued in June 2019, partially offset by a decrease of $1.0 million in interest expense related to our revolving credit facility that we repaid in the second quarter of 2019.

Other income (expense), net

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Other income (expense), net	$(2,330)	$3,375	NM

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Other income (expense), net decreased $5.7 million in the three months ended March 31, 2020 compared to the same period of the prior year. The decrease was primarily attributable to the elimination of $3.0 million of net rental income as a result of the Building Sale, as well as foreign exchange transaction losses, primarily due to appreciation of the U.S. Dollar against the British Pound.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$8,511	$(10,252)	NM

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The provision for (benefit from) income taxes had a net change $18.8 million, primarily attributable to a net increase in income tax from post-acquisition statutory operating profit from Small Giant and Gram Games and a change in our jurisdictional mix of earnings.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(8,546)	$(5,058)
Depreciation and amortization	18,862	21,080
Cash flows provided by (used in) operating activities	(35,186)	1,547
Cash flows provided by (used in) investing activities	221,662	(320,638)
Cash flows provided by (used in) financing activities	(54,134)	(7,761)

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments, interest payments and principal repayments of our Notes and any share repurchase activity we choose to effect. We expect to finance our operations through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, share repurchase activity or future growth through acquisitions, thus and we may seek additional financing in the future. The recent COVID-19 pandemic has caused disruption in the capital markets, which could make additional financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.

As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and short and long-term investments of $1.4 billion and $1.5 billion, respectively, which consisted of cash, money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds and foreign certificates of deposit and time deposits.

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

As of March 31, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

In connection with the offering of the Notes, the Company also entered into privately negotiated capped call transactions (“the Capped Calls”). The Capped Calls have an initial strike price of approximately $8.31 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $12.54 per share, subject to certain adjustments. The capped call transactions cover, subject to anti-dilution adjustments, approximately 83.1 million shares of our Class A common stock and are expected to offset the potential economic dilution to our Class A common stock up to the initial cap price.

Credit Facility and Covenant Discussion

In December 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. that provides for a three-year revolving credit facility (the “Credit Facility”) in an initial aggregate principal amount of up to $200.0 million and is secured by a blanket lien on the Company’s assets. In connection with the July 1, 2019 sale of the Company’s San Francisco owned office building and consistent with the terms of the Credit Facility, the borrowing capacity reduced to $150.0 million. The Company may borrow, repay and re-borrow funds under the Credit Agreement until the third anniversary of the closing date, at which time the Credit Facility will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. Finally, the Company may use the proceeds of future borrowings under the Credit Facility for general corporate purposes.

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

As of March 31, 2020, we had no amounts outstanding under the Credit Facility.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of and for the three months ended March 31, 2020. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

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

Share Repurchases

In April 2018, the 2018 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. During the three months ended March 31, 2020, no share repurchases were made and as of March 31, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net loss of $103.9 million is adjusted to exclude certain non-cash items, operating activities used $35.2 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2020. Significant non-cash, cash equivalent or restricted cash items included stock-based compensation expense of $20.5 million and depreciation and amortization of $18.9 million. Further, the non-cash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove a $120.0 million increase in our operating liabilities for the three months ended March 31, 2020.

The change in our operating assets and liabilities during the three months ended March 31, 2020 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $105.3 million outflow of cash, cash equivalents and restricted cash, primarily due to a cash outflow of $73.5 million that relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in operating activities. The outflow was further supplemented by outflows from accounts receivable, net of $27.3 million, which was primarily driven by the timing of cash receipts from one of our largest payment processors, as well as payment of bonuses related to 2019 company performance. These outflows were offset by inflows from deferred revenue of $20.7 million.

Investing Activities

Investing activities provided $221.7 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2020. The primary inflow of cash, cash equivalents and restricted cash associated with investing activities was $231.2 million of investment sales and maturities, net of purchases. The inflow of cash, cash equivalents and restricted cash was partially offset by $8.5 million of capital expenditures, primarily related to leasehold improvements.

Financing Activities

Financing activities used $54.1 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2020. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in financing activities of $48.1 million. The outflow of cash, cash equivalents and restricted cash was further supplemented by $14.8 million related to the taxes paid on behalf of employees related to the net settlement of equity awards, partially offset by $8.8 million of proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2020.

Contractual Obligations (1)

Year ending December 31:	Operating Leases	Licensor and Marketing	Other	Total
Remaining 2020	$16,335	$10,250	$15,627	$42,212
2021	21,025	19,250	13,209	53,484
2022	17,289	—	1,341	18,630
2023	16,361	10,000	—	26,361
2024	14,109	—	—	14,109
2025	13,005	—	—	13,005
Thereafter	77,950	—	—	77,950
Total	$176,074	$39,500	$30,177	$245,751

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $15.1 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. During the three months ended March 31, 2020, we paid $121.6 million to the former owners of Small Giant for its performance during the first annual contingent consideration period.

As of March 31, 2020, the estimated fair value of the remaining contingent obligations for Small Giant and Gram Games were $229.3 million and $89.2 million, respectively, of which $190.3 million represents a current liability.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.6 million as of March 31, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of March 31, 2020, the fair value of this guarantee is not material.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2019. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations, including subsequent remeasurement of contingent consideration obligations
•	Licenses and royalties

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. However, should financial market conditions worsen in the future, including from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for a more complete discussion on the market risks we encounter, as well as Part II, Item 1A. “Risk Factors” included in this Quarterly Report on form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2019.

Risks Related to Our Business and Industry

(*) The COVID-19 pandemic and containment efforts across the globe have materially altered how individuals interact with each other and have materially affected how we and our business partners are operating, and the extent to which this situation will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. This pandemic and resulting shelter-in-place, quarantine and similar governmental orders put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business.

As a result of the COVID-19 pandemic, we have temporarily closed Zynga offices around the world (including our corporate headquarters in San Francisco, California) and implemented travel restrictions. Towards the end of the first quarter, we implemented a remote working program across our global studios and supporting locations, and we have engaged with significant vendors (such as Amazon), platform providers (such as Apple and Google), advertising partners (such as Facebook and Unity) and other business partners to understand their operating conditions and have evaluated our business disruption plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers. During the COVID-19 crisis, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare during the summer and caring for themselves, family members or other dependents who are or may become ill. If we seek to access the capital markets or increase our borrowing, there can be no assurance that financing and credit may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting shelter-in-place and similar restrictions have also led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The long-term effects of the COVID-19 pandemic on society and player behavior are highly uncertain, and while we anticipate that these levels of downloads and player engagement may not sustain over the short-term or longer-term, there is no assurance that player behavior will not decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear.

In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID‐19. A weakened global economy may impact our players and their purchasing decisions within our games, consumers’ buying decisions across the globe and their impact on the allocation of advertising investments, and the ability of our business partners to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations. We are experiencing, and may continue to experience, heightened levels of variability in the pricing of advertising both in terms of user acquisition and as it relates to our advertising revenues. If these conditions result in significant decreased pricing of advertising, the revenue we make from advertisers paying to display ads in our games may be negatively impacted, particularly if the levels of player engagement in our games are not sufficient to offset these declines, and we may experience increased pressure on our overall margins, as our revenue may consist of higher contributions of sales of in‐game virtual items.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the pandemic, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

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

(*) We rely on third-party platforms such as the Apple App Store and the Google Play Store to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms loses market share or falls out of favor or is unavailable for a prolonged period of time, our business will suffer.

We derive a significant portion of our bookings from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. During three months ended March 31, 2020, we derived 49% of our revenue and 48% of our bookings on Apple platforms and 46% of our revenue and 47% of our bookings on Google platforms. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at Apple, Google and other platform providers to understand their operations and have evaluated our business disruption plans. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

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

(*) We rely on third-party hosting and cloud computing providers, like Amazon Web Services (“AWS”), to operate certain aspects of our business.  A significant portion of our game traffic is hosted by a single vendor, and any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

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

Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS, could adversely impact our business, financial condition or results of operations. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at AWS to understand their operations and have evaluated our business disruption plans. In addition, since many of the technical specialists responsible for managing disruptions to our technology infrastructure are working from home in accordance with shelter-in-place orders issued due to the COVID-19 pandemic, the time required to remedy any interruption may increase. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed and continually develop our technology and network architecture to accommodate traffic, our business, financial condition or results of operations could be adversely affected. In addition, we do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third-parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.

(*) Our operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

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

In particular, it is difficult to predict if, when, or how quickly bookings from one of our games may begin to decline. This difficulty may be exacerbated in the short- to intermediate-term by the recent increased levels of game downloads and player engagement during the COVID-19 pandemic, as there are temporarily fewer non-digital activities competing for our players’ leisure time, attention and discretionary spending. These levels of player activity may not sustain over the short-term or longer-term, and there is no assurance that player behavior will not decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. In general, the success of our business depends on our ability to consistently and timely launch new games and features that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods to meet our quality standards and our players’ expectations. If declines are higher than expected in a particular quarterly period, we experience delays in the launch of new games or features and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors.

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

(*) Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic, we have and will continue to encounter new challenges in evaluating future acquisitions and integrating personnel, business practices and company cultures. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For more information, see Note 7 – “Goodwill and Other Intangible Assets, Net” in the notes to the consolidated financial statements included herein.

(*) A small number of games have generated a majority of our revenue, and we must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.

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

It is difficult to consistently anticipate player demand on a large scale, particularly in relation to evolving player behavior and preferences in response to the COVID-19 pandemic and as we develop games in new categories or new markets, including international markets. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, brand and financial results will be harmed.

(*) We rely on a small portion of our total players for a substantial amount of our revenue and if we fail to grow our player base, or if player engagement declines, revenue, bookings and operating results will be harmed.

Compared to all players who play our games in any period, only a small portion are paying players. For the first quarter of 2020, we had approximately 1.2 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Game and games acquired as part of our Gram Games and Small Giant acquisitions), who represented approximately 2.9% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), our business may not grow and our financial results will suffer.

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

Cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions may result in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.

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

In September 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation was immediately commenced and leading advisors and third-party forensics firms were retained to assist. Our current belief is that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed.  We provided notifications to players, investors, regulators and other third parties, where we believed notice was required or appropriate.  We may continue to experience increased costs related to our response to the Data Incident and our efforts to further enhance our security measures. In addition, it is possible that the Data Incident may result in loss of players and partners, harm to our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities. We are currently subject to consumer class action complaints filed in connection with the Data Incident, as further described in the section titled “Legal Matters” included in Note 14 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. While we intend to defend ourselves vigorously against the claims asserted, we cannot anticipate the potential outcomes, costs and expenses associated with these and any future lawsuits.

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

(*) We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we are unable to continue to compete for these advertisements and offers, or if any events occur that negatively impact our relationships with advertisers, our advertising revenues and operating results would be negatively impacted.

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

Finally, the revenues that we derive from advertisements and offers is subject both to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which typically negatively impacts our revenues in the first quarter, and to the financial health of advertisers, who, as they experience downturns or uncertainty in their own business operations for various reasons, such as the economic effects resulting from the COVID-19 pandemic, may decrease their advertising spending.

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not sustain profitability.

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of March 31, 2020, we had an accumulated deficit of $1.9 billion.

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

(*) Our business and growth may suffer if we fail to attract, retain and motivate key personnel.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2020, approximately 22% of our employees had been with us for less than one year and approximately 47% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we will devote increased efforts to maintaining the collaborative cultures of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees.

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

(*) Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

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

Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods, require time and attention of licensors in providing guidance and related approvals, and include other contractual obligations with which we must comply. We have and may continue to experience delays in working with licensors and their proprietary content as we partner with them to develop new games and features.  While these delays have not been material to date, it is possible that the COVID-19 pandemic may divert executive attention and other resources from us or our licensing partners and presents other business challenges, such as dependence on the need for resources only available in physical office locations. Competition for these licenses is intense, and often results in increased advances, minimum payment guarantees and royalties that we must pay to the licensor. If we are unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our revenue and profitability may be adversely impacted. In addition, use of these intellectual properties generally requires that we pay a royalty to the licensor, which decreases our profitability. If the mix of player purchases shifts towards games in which we use licensed intellectual properties increases, our overall margins may be reduced.

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

•	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations;
•	protectionist laws and business practices that favor local businesses in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•	political, economic and social instability;
•	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;

•	higher costs associated with doing business internationally;
•	export or import regulations; and
•	trade and tariff restrictions.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Another example is the June 7, 2019 opinion issued in Altera Corp v. Commissioner by a three judge panel from the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”), reversing a 2015 U.S. Tax Court decision. The Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. The taxpayer subsequently petitioned the Ninth Circuit for a rehearing en banc, and, on November 12, 2019, the Ninth Circuit denied such petition. On February 10, 2020, the taxpayer requested the U.S. Supreme Court to review the Ninth Circuit’s decision.  It is unclear whether the U.S. Supreme Court will review the case or when a determination will be made.  As a result, the final outcome of the case is uncertain; however, if the Ninth Circuit’s opinion is upheld, our ability to offset 2019 taxable income with net operating losses may be reduced. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 8 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In December 2018, we entered into a credit agreement for a three-year revolving credit facility, and we must adhere to financial covenants therein. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, the COVID-19 pandemic has disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

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

(*) Our investment portfolio may become impaired by deterioration of the financial markets.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the COVID-19 pandemic has negatively impacted the carrying value of our investment portfolio.  If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expense to vary from expectations. Although we believe our current investment portfolio has a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

(*) The occurrence of an earthquake, other natural disaster or other significant business interruption at or near any of our facilities could cause damage to our facilities and equipment and interfere with our operations.

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic) and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.

Risks Related to Our Class A Common Stock

(*) Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2019 and March 31, 2020, the trading price of our Class A common stock ranged from a low of $5.22 per share to a high of $7.42 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in response to the COVID-19 pandemic, continuing containment efforts and initiatives taken to support global economies and workers. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation as described in the section titled “Legal Matters” included in Note 14 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

In addition, in April 2018, our Board of Directors authorized the 2018 Share Repurchase Program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program, which will expire in April 2022, does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will make any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

While we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, if we are unable to maintain adequate internal controls for financial reporting in the future due to the pandemic or any other reason, or if our auditors are unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, investor confidence in the accuracy of our financial reports may be impacted or the market price of our Class A common stock could be negatively impacted.

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

As a result of disclosure of information in our public filings with the SEC as required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition or results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and our Board members and harm our business, financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the first quarter of 2020, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2020	—	$—	—	$173,847,972
February 1 - February 29, 2020	—	$—	—	$173,847,972
March 1 - March 31, 2020	—	$—	—	$173,847,972
Total	—	$—	—

(1)

In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Fourth Amended and Restated Bylaws of Zynga Inc.	10-K	001-35375	3.2	02/28/2020

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 7, 2020.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)