Form 10-Q
period 2020-06-30
ZYNGA INC
filed 2020-08-06
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 15, 2020, there were 1,075,438,386 shares of the Registrant’s Class A common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our growth strategies and intended product releases, the impact of the ongoing coronavirus (COVID-19) pandemic and our response to it, our ability to integrate and achieve the intended benefits of our recent and announced acquisitions, and may include certain assumptions that underlie the forward-looking statements. Forward-looking statements often include words such as “outlook,” “projected,” “intends,” “will,” “anticipate,” “believe,” “target,” “expect,” and statements in the future tense are generally forward-looking.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,339,619	$423,323
Short-term investments	216,595	938,173
Accounts receivable, net of allowance of $400 at June 30, 2020 and $0 at December 31, 2019	184,388	140,078
Restricted cash	30,006	30,006
Prepaid expenses	27,077	27,533
Other current assets	14,544	16,557
Total current assets	1,812,229	1,575,670
Long-term investments	15,356	175,300
Goodwill	1,449,135	1,460,933
Intangible assets, net	201,507	233,005
Property and equipment, net	31,567	25,826
Right-of-use assets	128,686	136,972
Prepaid expenses	28,985	37,815
Other non-current assets	16,137	15,093
Total assets	$3,683,602	$3,660,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,249	$27,799
Income tax payable	6,276	649
Deferred revenue	521,314	432,962
Operating lease liabilities	16,053	15,753
Other current liabilities	415,876	314,805
Total current liabilities	983,768	791,968
Convertible senior notes, net	582,939	570,456
Deferred revenue	1,732	567
Deferred tax liabilities, net	43,415	33,479
Non-current operating lease liabilities	122,077	130,301
Other non-current liabilities	213,438	158,413
Total liabilities	1,947,369	1,685,184
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 958,874 shares as of June 30, 2020 and 950,042 as of December 31, 2019	3,955,501	3,898,695
Accumulated other comprehensive income (loss)	(138,206)	(125,935)
Accumulated deficit	(2,081,062)	(1,797,330)
Total stockholders’ equity	1,736,233	1,975,430
Total liabilities and stockholders’ equity	$3,683,602	$3,660,614

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Online game	$388,181	$240,708	$732,541	$440,872
Advertising and other	63,507	65,792	122,914	131,031
Total revenue	451,688	306,500	855,455	571,903
Costs and expenses:
Cost of revenue	179,208	126,872	325,410	248,515
Research and development	227,952	102,094	425,797	263,974
Sales and marketing	134,652	113,529	257,823	215,540
General and administrative	39,195	25,239	67,398	46,743
Total costs and expenses	581,007	367,734	1,076,428	774,772
Income (loss) from operations	(129,319)	(61,234)	(220,973)	(202,869)
Interest income	3,598	889	9,123	1,332
Interest expense	(6,961)	(2,167)	(13,916)	(3,430)
Other income (expense), net	571	3,877	(1,759)	7,252
Income (loss) before income taxes	(132,111)	(58,635)	(227,525)	(197,715)
Provision for (benefit from) income taxes	18,189	(2,805)	26,700	(13,057)
Net income (loss)	$(150,300)	$(55,830)	$(254,225)	$(184,658)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.16)	$(0.06)	$(0.27)	$(0.20)
Diluted	$(0.16)	$(0.06)	$(0.27)	$(0.20)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	956,854	937,334	954,678	931,813
Diluted	956,854	937,334	954,678	931,813

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(150,300)	$(55,830)	$(254,225)	$(184,658)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	16,281	(10,600)	(12,634)	(3,638)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	1,404	36	363	51
Other comprehensive income (loss), net of tax	17,685	(10,564)	(12,271)	(3,587)
Comprehensive income (loss)	$(132,615)	$(66,394)	$(266,496)	$(188,245)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	950,042	$6	$3,898,689	$—	$(125,935)	$(1,797,330)	$1,975,430
Exercise of stock options and ESPP	2,511	—	8,802	—	—	—	8,802
Vesting of RSUs, net of tax withholdings	3,273	—	—	(14,836)	—	—	(14,836)
Stock-based compensation expense	—	—	20,465	—	—	—	20,465
Retirements of treasury stock	—	—	—	14,836	—	(14,836)	—
Adoption of ASU 2016-13	—	—	—	—	—	(401)	(401)
Net income (loss)	—	—	—	—	—	(103,925)	(103,925)
Other comprehensive income (loss)	—	—	—	—	(29,956)	—	(29,956)
Balances at March 31, 2020	955,826	$6	$3,927,956	$—	$(155,891)	$(1,916,492)	$1,855,579
Exercise of stock options and ESPP	600	—	1,866	—	—	—	1,866
Vesting of RSUs, net of tax withholdings	2,448	—	—	(14,270)	—	—	(14,270)
Stock-based compensation expense	—	—	25,673	—	—	—	25,673
Retirements of treasury stock	—	—	—	14,270	—	(14,270)	—
Net income (loss)	—	—	—	—	—	(150,300)	(150,300)
Other comprehensive income (loss)	—	—	—	—	17,685	—	17,685
Balances at June 30, 2020	958,874	$6	$3,955,495	$—	$(138,206)	$(2,081,062)	$1,736,233

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	861,111	$5	$3,504,708	$—	$(118,439)	$(1,789,664)	$1,596,610
Exercise of stock options and ESPP	5,097	—	5,304	—	—	—	5,304
Vesting of RSUs, net of tax withholdings	2,487	—	—	(11,010)	—	—	(11,010)
Acquisition-related common stock issuance	63,795	1	253,902	—	—	—	253,903
Stock-based compensation expense	—	—	18,773	—	—	—	18,773
Retirements of treasury stock	—	—	—	11,010	—	(11,010)	—
Net income (loss)	—	—	—	—	—	(128,828)	(128,828)
Other comprehensive income (loss)	—	—	—	—	6,977	—	6,977
Balances at March 31, 2019	932,490	$6	$3,782,687	$—	$(111,462)	$(1,929,502)	$1,741,729
Exercise of stock options and ESPP	3,885	—	1,727	—	—	—	1,727
Vesting of RSUs, net of tax withholdings	3,849	—	—	(16,610)	—	—	(16,610)
Stock-based compensation expense	—	—	21,355	—	—	—	21,355
Retirements of treasury stock	—	—	—	16,610	—	(16,610)	—
Equity component of convertible senior notes	—	—	114,974	—	—	—	114,974
Purchase of capped calls related to issuance of convertible senior notes	—	—	(73,830)	—	—	—	(73,830)
Net income (loss)	—	—	—	—	—	(55,830)	(55,830)
Other comprehensive income (loss)	—	—	—	—	(10,564)	—	(10,564)
Balances at June 30, 2019	940,224	$6	$3,846,913	$—	$(122,026)	$(2,001,942)	$1,722,951

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(254,225)	$(184,658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,895	40,749
Stock-based compensation expense	46,138	40,128
(Gain) loss from investments, foreign currency and sale of assets, net	(723)	(385)
(Accretion) amortization on marketable debt securities, net	(2,315)	(385)
Noncash lease expense	7,631	3,161
Noncash interest expense	12,483	1,008
Change in deferred income taxes and other	17,504	(34,031)
Changes in operating assets and liabilities:
Accounts receivable, net	(43,575)	(26,510)
Prepaid expenses and other assets	11,104	7,160
Accounts payable	(3,358)	(7,288)
Deferred revenue	86,443	155,989
Income tax payable	5,787	60
Operating lease and other liabilities	189,183	105,166
Net cash provided by (used in) operating activities	109,972	100,164
Cash flows from investing activities:
Purchases of investments	(548,378)	(124,091)
Maturities of investments	923,359	16,500
Sales of investments	510,188	4,987
Acquisition of property and equipment	(11,501)	(9,958)
Proceeds from sale of property and equipment, net	26	90
Business acquisitions, net of cash acquired and restricted cash held in escrow	—	(299,357)
Release of restricted cash escrow from business combinations	—	(10,000)
Other investing activities, net	(1,045)	—
Net cash provided by (used in) investing activities	872,649	(421,829)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	672,682
Purchase of capped calls	—	(73,830)
Taxes paid related to net share settlement of stockholders' equity awards	(29,106)	(27,620)
Proceeds from issuance of common stock	10,668	7,031
Repayment of debt	—	(101,364)
Acquisition-related contingent consideration payment	(48,100)	—
Other financing activities, net	—	(327)
Net cash provided by (used in) financing activities	(66,538)	476,572

Effect of exchange rate changes on cash, cash equivalents and restricted cash	213	11,446

Net change in cash, cash equivalents and restricted cash	916,296	166,353
Cash, cash equivalents and restricted cash, beginning of period	453,329	579,996
Cash, cash equivalents and restricted cash, end of period	$1,369,625	$746,349

Noncash investing activity:
Acquisition-related common stock issuance	$—	$253,903

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of June 30, 2020, the interim consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity for three and six months ended June 30, 2020 and 2019 and statements of cash flows for the six months ended June 30, 2020 and 2019 and the notes to the interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Online game:
Mobile	$370,223	$223,779	$698,894	$406,612
Other(1)	17,958	16,929	33,647	34,260
Online game total	$388,181	$240,708	$732,541	$440,872
Advertising and other:
Mobile	$62,411	$63,663	$120,729	$126,923
Other(1)	1,096	2,129	2,185	4,108
Advertising and other total	$63,507	$65,792	$122,914	$131,031
Total revenue	$451,688	$306,500	$855,455	$571,903

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$276,153	$194,309	$519,403	$366,260
All other countries(1)	175,535	112,191	336,052	205,643
Total revenue	$451,688	$306,500	$855,455	$571,903

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

Durable virtual items accounted for 73% of online game revenue in the three months ended June 30, 2020 and 72% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 27% of online game revenue in the three months ended June 30, 2020 and 28% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was ten months for the three months ended June 30, 2020 and 2019.

Durable virtual items accounted for 75% of online game revenue in the six months ended June 30, 2020 and 69% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 25% of online game revenue in the six months ended June 30, 2020 and 31% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was ten months for the six months ended June 30, 2020 and nine months for the same period of the prior year.

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

During the three and six months ended June 30, 2020, we recognized $133.8 million and $369.9 million, respectively, of revenue that was included in the current deferred revenue balance on December 31, 2019.

The increase in accounts receivable, net during the six months ended June 30, 2020 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the six months ended June 30, 2020 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$92,636	$414	$—	$93,050
Foreign certificates of deposit and time deposits	79,384	—	—	79,384
Total	$172,020	$414	$—	$172,434

Long-term debt securities:
Corporate debt securities	$15,128	$228	$—	$15,356
Total	$15,128	$228	$—	$15,356

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$814,817	$148	$(19)	$814,946
U.S. government and government agency debt securities	25,000	—	—	25,000
Foreign certificates of deposit and time deposits	53,786	—	—	53,786
Total	$893,603	$148	$(19)	$893,732

Long-term debt securities:
Corporate debt securities	$108,171	$118	$(1)	$108,288
U.S. government and government agency debt securities	66,979	33	—	67,012
Total	$175,150	$151	$(1)	$175,300

As of June 30, 2020, all of our short-term debt securities have contractual maturities of one year or less and all of our long-term debt securities have contractual maturities between one and two years.

Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term debt investments to fall below their cost basis, resulting in unrealized losses.

Equity Securities

During the three and six months ended June 30, 2020, we recognized a net gain totaling $0.2 million and a net loss totaling $0.7 million, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments. The Company held no equity investments during the six months ended June 30, 2019.

4. Fair Value Measurements

The composition of our financial assets and liabilities as of June 30, 2020 and December 31, 2019 among the three levels of the fair value hierarchy are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,085	$—	$—	$5,085
Foreign certificates of deposit and time deposits	—	3,082	—	3,082
Short-term investments:
Corporate debt securities	—	93,050	—	93,050
Foreign certificates of deposit and time deposits	—	79,384	—	79,384
Mutual funds	—	44,161	—	44,161
Long-term investments:
Corporate debt securities	—	15,356	—	15,356
Total financial assets	$5,085	$235,033	$—	$240,118

Liabilities:
Contingent consideration	$—	$—	$467,404	$467,404
Total financial liabilities	$—	$—	$467,404	$467,404

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$625	$—	$—	$625
Corporate debt securities	—	151,770	—	151,770
Foreign certificates of deposit and time deposits	—	3,260	—	3,260
Short-term investments:
Corporate debt securities	—	814,946	—	814,946
U.S. government and government agency debt securities	—	25,000	—	25,000
Foreign certificates of deposit and time deposits	—	53,786	—	53,786
Mutual funds	—	44,441	—	44,441
Long-term investments:
Corporate debt securities	—	108,288	—	108,288
U.S. government and government agency debt securities	—	67,012	—	67,012
Total financial assets	$625	$1,268,503	$—	$1,269,128

Liabilities:
Contingent consideration	$—	$—	$320,100	$320,100
Total financial liabilities	$—	$—	$320,100	$320,100

The following table presents the activity for the six months ended June 30, 2020 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Contingent Consideration
Balance as of December 31, 2019	$320,100
Additions	—
Fair value adjustments	268,904
Payments	(121,600)
Balance as of June 30, 2020	$467,404

As of June 30, 2020, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019. Under the terms of each acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For both acquisitions, we estimated the acquisition date fair value and each subsequent measurement of the contingent consideration obligation using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value measurements of the Company's contingent consideration obligations at June 30, 2020, weighted by the relative fair value of each annual period’s obligation to the total obligation.

	June 30, 2020
	Range	Weighted Average
Bookings growth rates	5.9% - 37.8%	23.1%
Bookings volatility	18.0% - 24.0%	23.5%
Asset volatility	41.0% - 48.0%	41.6%
Net cash flow margins	25.0% - 43.0%	40.6%
Discount rates	10.5% - 13.5%	10.8%

Changes in these unobservable inputs would have resulted in a higher or lower contingent consideration obligation.

Specific to the Gram Games acquisition, the estimated fair value of the contingent consideration obligation increased from $78.1 million as of December 31, 2019 to $102.8 million as of June 30, 2020, primarily due to stronger than expected performance and the increased probability of achievement during the remaining performance periods. For the three and six months ended June 30, 2020, we recognized $13.6 million and $24.7 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

Specific to the Small Giant acquisition, the estimated fair value of the contingent consideration obligation increased from $242.0 million as of December 31, 2019 to $364.6 million as of June 30, 2020. The increase was driven by stronger than expected performance and the increased probability of achievement during the remaining performance periods, partially offset by a $121.6 million payment to the former owners of Small Giant for its performance during the first contingent consideration period. Accordingly, for the three and six months ended June 30, 2020, we recognized $135.3 million and $244.2 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment	$25,924	$25,029
Software	33,921	33,932
Furniture and fixtures	11,094	11,567
Leasehold improvements	26,137	19,964
Total property and equipment, gross	$97,076	$90,492
Less: Accumulated depreciation	(65,509)	(64,666)
Total property and equipment, net	$31,567	$25,826

The following represents our property and equipment, net by location (in thousands):

	June 30,	December 31,
	2020	2019
United States	$22,429	$16,133
India	4,559	5,255
United Kingdom	3,111	3,223
All other countries	1,468	1,215
Total property and equipment, net	$31,567	$25,826

6. Leases

Lessee Arrangements

As of June 30, 2020, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2020	$10,800
2021	21,055
2022	17,315
2023	16,378
2024	14,135
2025	13,005
Thereafter	77,950
Total lease payments	170,638
Less: Imputed interest	(32,508)
Total lease liability balance	$138,130

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.4 million as of June 30, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of June 30, 2020, the estimated fair value of this guarantee is not material.

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

For the three and six months ended June 30, 2019 the components of lease income were as follows, which were recorded within other income (expense), net in our consolidated statement of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease income	$5,942	$10,563
Variable lease income	606	1,103
Total lease income	$6,548	$11,666

7. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the six months ended June 30, 2020 (in thousands):

Goodwill
Balance as of December 31, 2019 (1)	$1,460,933
Additions	—
Foreign currency translation adjustments (2)	(11,798)
Balance as of June 30, 2020 (1)	$1,449,135

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of NaturalMotion and Small Giant, which have functional currencies denominated in British Pounds and the Euro, respectively.

The details of our acquisition-related intangible assets as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$414,471	$(255,166)	$159,305
Trademarks, branding and domain names	64,137	(22,102)	42,035
Noncompetition agreements	8,390	(8,223)	167
Total	$486,998	$(285,491)	$201,507

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$415,466	$(228,008)	$187,458
Trademarks, branding and domain names	63,800	(18,587)	45,213
Noncompetition agreements	8,390	(8,056)	334
Total	$487,656	$(254,651)	$233,005

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of June 30, 2020 and December 31, 2019. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $16.3 million and $32.7 million for the three and six months ended June 30, 2020, respectively. Comparatively, amortization expense related to intangible assets was $16.5 million and $34.1 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the weighted-average remaining useful lives of our acquired intangible assets are 3.1 years for developed technology, 5.3 years for trademarks, branding and domain names, 0.5 years for noncompetition agreements and 3.5 years in total, for all acquired intangible assets.

As of June 30, 2020, future amortization expense related to our intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2020	$32,885
2021	58,455
2022	51,233
2023	40,734
2024	6,766
2025	5,314
Total	$195,387

8. Income Taxes

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued an opinion in Altera Corp v. Commissioner (the “Altera matter”), reversing a prior 2015 U.S. Tax Court decision. Specifically, the Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On June 22, 2020, the U.S. Supreme Court denied hearing a petition to review the Ninth Circuit’s ruling. The Company is not a named party in the Altera matter, but as a result of the ruling, Zynga’s prior tax position of not including stock-based compensation expenses in its cost share with its affiliates was revised. This resulted in additional current federal and state tax expense of $9.4 million recognized as a provision for income taxes during the three and six months ended June 30, 2020. The full tax liability associated with the Altera matter was partially offset by the use of tax credit carryforward deferred tax assets, which equally reduced the Company’s valuation allowance against its deferred tax assets.

During the three months ended June 30, 2020, the provision for income taxes was $18.2 million and during the three months ended June 30, 2019, the benefit from income taxes was $2.8 million, resulting in a net change of $21.0 million. Further, during the six months ended June 30, 2020, the provision from income taxes was $26.7 million and during the six months ended June 30, 2019, the benefit from income taxes was $13.1 million, resulting in a net change of $39.8 million. The net change for both comparative periods was primarily attributable to a net increase in income tax expense from post-acquisition statutory operating profits from Small Giant and Gram Games, as well as an increase in income tax expense related to the Altera matter. The net increase was partially offset by a decrease in tax expense associated with the Base Erosion and Anti-Abuse Tax provisions of the December 2017 enacted Tax Cuts and Jobs Act.

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

The Notes have an initial conversion rate of 120.3695 shares of our Class A common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $8.31 per share of our Class A common stock and is subject to adjustment in certain events specified in the Indenture. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we are required under the Indenture to increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” as defined in the Indenture, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

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

On or after March 1, 2024, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions. Upon any conversion, holders will receive cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, in each case, at our election.

We may not redeem the Notes prior to June 5, 2022.  On or after June 5, 2022, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading-day period ending on the immediately preceding date when we provide a notice of redemption. The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest thereon.

As of June 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Liability component:
Principal	$690,000	$690,000
Unamortized debt discount	(95,132)	(106,224)
Unamortized transaction costs	(11,929)	(13,320)
Net carrying amount	$582,939	$570,456

Equity component, net of transaction costs	$114,938	$114,938

Interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$431	$72	$863	$72
Amortization of debt discount	5,575	897	11,092	897
Amortization of transaction costs	699	111	1,391	111
Total	$6,705	$1,080	$13,346	$1,080

Based on the closing price of our common stock of $9.54 on June 30, 2020, the if-converted value of the Notes of $792.3 million exceeded the principal amount of the Notes by $102.3 million. As of June 30, 2020, the estimated fair value of the Notes was $887.2 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

Convertible Senior Notes and Capped Call Transactions – Impact on Earnings per Share

The 83.1 million shares initially underlying the conversion option of the Notes will not have an impact on our diluted earnings per share until the Company has a period of net income and the average market price of our Class A common stock exceeds the initial conversion price of $8.31 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. The Company computes the potentially dilutive impact of the shares of Class A common stock related to the Notes using the treasury stock method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

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

As of June 30, 2020, we had no amounts outstanding under the Credit Facility.

Debt issuance costs associated with the Credit Facility were capitalized and amortized on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

10. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued accounts payable	$53,048	$41,443
Accrued compensation liability	39,887	52,495
Contingent consideration payable	279,404	180,000
Accrued payable from acquisitions	30,000	30,000
Value-added taxes payable	4,363	2,857
Other current liabilities	9,174	8,010
Total other current liabilities	$415,876	$314,805

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for such as transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Contingent consideration obligation	$188,000	$140,100
Uncertain tax positions, including interest and penalties	23,368	15,851
Other non-current liabilities	2,070	2,462
Total other non-current liabilities	$213,438	$158,413

11. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$544	$397	$982	$681
Research and development	12,511	12,238	23,215	23,953
Sales and marketing	3,940	2,920	7,003	5,407
General and administrative	8,678	5,800	14,938	10,087
Total stock-based compensation expense	$25,673	$21,355	$46,138	$40,128

Stock Option Activity

The following table shows stock option activity for the six months ended June 30, 2020 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
		Weighted-	Aggregate	Weighted-
		Average	Intrinsic Value of	Average
		Exercise Price	Stock Options	Contractual Term
	Stock Options	(per option)	Outstanding	(in years)
Balance as of December 31, 2019	31,204	$3.24	$89,786	7.19
Granted	1,633	6.55
Forfeited, expired and cancelled	(1)	2.80
Exercised	(2,106)	2.97
Balance as of June 30, 2020	30,730	$3.44	$187,553	6.92

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Six Months Ended June 30, 2020
Expected term, in years	6
Risk-free interest rates	0.8%
Expected volatility	36.0%
Dividend yield	—
Weighted-average estimated fair value of options granted	$2.35

RSU Activity

The following table shows a summary of RSU activity for the six months ended June 30, 2020, which includes performance and market-based awards (in thousands, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-
		Average Grant Date	Aggregate
		Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2019	40,188	$4.23	$245,951
Granted	17,137	6.88
Vested	(9,617)	4.08
Forfeited	(1,406)	4.49
Unvested as of June 30, 2020	46,302	$5.24	$441,721

Performance-Based RSUs (“Performance RSUs”)

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

Market-Based RSUs (“Market RSUs”)

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

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022 and will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three and six months ended June 30, 2020, no share repurchases were made under the 2018 Share Repurchase Program. As of June 30, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

12.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For- Sale Marketable Debt Securities	Total
Balance as of December 31, 2019	$(126,214)	$279	$(125,935)
Other comprehensive income (loss) before reclassifications	(12,634)	363	(12,271)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(12,634)	363	(12,271)
Balance as of June 30, 2020	$(138,848)	$642	$(138,206)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and Diluted
Net income (loss) attributable to common stockholders	$(150,300)	$(55,830)	$(254,225)	$(184,658)
Weighted-average common shares outstanding	956,854	937,334	954,678	931,813
Net income (loss) per share attributable to common stockholders	$(0.16)	$(0.06)	$(0.27)	$(0.20)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and employee stock purchase plan	31,759	34,683	31,424	35,721
RSUs (including performance and market- based awards)	48,192	51,559	44,486	50,932
Total	79,951	86,242	75,910	86,653

14. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of June 30, 2020, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2020	$8,750
2021	17,289
2022	—
2023	10,000
Thereafter	—
Total	$36,039

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of June 30, 2020, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2020	$11,638
2021	14,018
2022	1,819
2023	96
Thereafter	—
Total	$27,571

Excluded from tables above is our uncertain income tax position liability of $23.4 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On September 12, 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation immediately commenced and advisors and third-party forensics firms were retained to assist. The investigation revealed that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed. The Company has provided notifications to players, investors, regulators and other third parties, where we believe notice was required or appropriate. The Company has exchanged correspondence with certain regulators as a result of the incident. The Company has also received and is responding to data subject access requests from certain European Union players of Zynga’s games.

Since March 3, 2020, four consumer class action complaints have been filed in connection with the Data Incident in federal court. On March 3, 2020, two plaintiffs – minor “I.C.” (acting through his parent Nasim Chaudhri) and Amy Gitre – filed a class action complaint arising out of the Data Incident (the “Chaudhri complaint”), generally alleging that Zynga failed to reasonably safeguard certain player information, including names, addresses, email addresses, passwords and more; failed to provide them with timely notification of the breach; and made unlawful representations over the safety and security of plaintiffs’ personal information. Plaintiffs allege claims against Zynga under several state law theories, including negligence, and unjust enrichment. The Chaudhri plaintiffs seek monetary relief and damages.  Zynga filed a motion to compel arbitration on May 8, 2020, and a hearing date of August 25, 2020 has been set.

On March 23, 2020, plaintiffs Carol Johnson and Lisa Thomas (the “Johnson complaint”) filed a second class action complaint in the Northern District of California federal court. Similar to the Chaudhri complaint, the Johnson plaintiffs – residents of Missouri and Wisconsin – assert Zynga failed to adequately protect their personally identifiable player information (“PII”), including names, email addresses, passwords, password reset tokens, and phone numbers (among other items). Plaintiffs contend that, despite Zynga’s representations in its privacy policy that sensitive player information would be adequately protected, plaintiffs’ PII was improperly stored in plain text formatting, and inadequate encryption methods were used to store sensitive password information. Plaintiffs allege that the lack of adequate security measures caused them harm as a result of the Data Incident, and they assert numerous state law claims against Zynga, including claims for negligence, negligence per se, unjust enrichment, and declaratory relief.  The Johnson plaintiffs additionally assert claims for breach of confidence, breach of contract and implied contract, violations of California’s Unfair Competition Law (“UCL”, CGL 17200, et seq.), and state-specific violations of Missouri’s Merchandising Practices Act and Wisconsin’s Deceptive Trade Practices Act. Plaintiffs seek damages, as well as declaratory and injunctive relief. On May 26, 2020, Zynga filed a motion to compel arbitration. The motion is set to be heard by the court on August 25, 2020.

On April 15, 2020, plaintiffs Joseph Martinez IV and Daniel Petro, residents of Colorado and Iowa, filed a third class action complaint in the Northern District of California (the “Martinez complaint”). Plaintiffs allege they are longtime Zynga players who were affected by the Data Incident. Similar to the Chaudhri and Johnson plaintiffs, the Martinez plaintiffs generally allege that Zynga failed to adequately store and protect or otherwise secure their PII, including names, email addresses, passwords, and more; that Zynga failed to protect their PII by using outdated and unlawful password encryption methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. Like Johnson and Chaudhri, the Martinez plaintiffs assert claims for negligence, negligence per se, and unjust enrichment, as well as contractual claims, and claims for relief under multiple state consumer protection statutes. Additionally, the Martinez plaintiffs also assert misrepresentation and omission claims under California’s false advertising law and the California Consumer Legal Remedies Act. Plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. Zynga responded to the Martinez complaint by filing a motion to compel arbitration on June 19, 2020. The motion is set for hearing on August 25, 2020.

On June 9, 2020 plaintiffs James Oeste and Marissa Oeste, both residents of Maryland, filed a fourth class action complaint in the Northern District of Maryland (the “Oeste complaint”). Plaintiffs allege they were Zynga players who were affected by the Data Incident. Similar to all the foregoing plaintiffs, the Oeste plaintiffs seek to represent a nationwide class and generally allege that Zynga failed to adequately or reasonably protect their PII, including names, email addresses, passwords, and more; that Zynga failed to protect their PII by using outdated and unlawful password encryption methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. The Oeste plaintiffs assert claims for contractual breach, negligence, negligence per se, invasion of privacy, and claims for relief under California consumer protection and unfair competition statutes. Zynga is currently reviewing the complaint. A response to the complaint is due on August 10, 2020.

The Company intends to defend itself vigorously against all claims asserted. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.

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

15. Subsequent Events

Acquisition of Peak

On May 31, 2020, the Company executed a Share Sale and Purchase Agreement (the “Peak Agreement”) with the shareholders of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”), a Turkey joint stock company, pursuant to which, effective July 1, 2020 (the “Closing Date”), Zynga acquired 100% of all issued and outstanding share capital (including all rights to acquire share capital) of Peak in exchange for consideration of (a) $832.4 million in cash (the “Cash Consideration”), (b) $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties and (c) 116,564,861 shares of Zynga Class A common stock valued at $1.1 billion on the Closing Date based on the closing price of Zynga’s Class A common stock of $9.76 per share. Pursuant to the Peak Agreement, $30.9 million of the Cash Consideration was retained by the Company for a period of 66 months following the Closing Date as security for tax-related indemnification obligations of the prior owners of Peak.

On the Closing Date, Peak became a direct, wholly-owned subsidiary of Zynga, and our interest in Peak will be included in our financial information beginning in the third quarter of 2020.

All of the common stock issued in connection with the acquisition were in a transaction exempt from registration requirements of the 1933 Act.

Agreement to Acquire Rollic

On August 4, 2020, the Company executed a Share Sale and Purchase Agreement (the “Rollic Agreement”) with the shareholders of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), a Turkey joint stock company, pursuant to which the Company would acquire (i) at closing, 80% of all issued and outstanding share capital of Rollic in exchange for consideration of $168.0 million in cash, subject to closing adjustments and certain transaction expenses as set forth within the Rollic Agreement, and (ii) the remaining 20% of all issued and outstanding share capital of Rollic ratably for additional consideration during each of the three years following the closing (the “Step-In Period”) payable annually based upon the achievement of specified bookings and profitability metrics by Rollic, with no maximum limit as to the cash consideration achievable, as set forth within the Rollic Agreement. Following the end of the three year Step-In Period, Rollic will be a direct, wholly-owned subsidiary of the Company. The closing is expected to occur on October 1, 2020, subject to satisfaction or waiver of specified conditions.

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

COVID-19 Update

The human costs of the COVID-19 pandemic have been extraordinary, straining global capabilities and forcing massive societal change. We remain focused on monitoring and assessing the COVID-19 pandemic including prioritizing the interests of our employees and players. The impact of the COVID-19 pandemic on our operations began to materialize towards the end of the first quarter of 2020. Specifically, beginning in late March, as more individuals throughout the world sheltered-in-place, we began experiencing higher levels of player engagement in our games from current, lapsed and new players, as well as a decline in advertising prices across the industry. As shelter-in-place restrictions began softening in certain areas around the world in late May and June, our Mobile DAUs started to return to levels consistent with the first quarter of 2020.

Additionally, in mid-March, our global workforce transitioned to remote working as we closed our offices, without any material disruption to our day-to-day operations. Currently, our global offices remain closed and our global studios are operating remotely, while we continue to assess the impact of the pandemic on the health and safety of our employees.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance as of and three and six months ended June 30, 2020 and for future periods. See further discussion below in “Key metrics”, “Results of Operations” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q of the possible impact of the COVID-19 pandemic on our business.

Overview

We are a leading provider of social game services with approximately 70 million average mobile monthly active users (“MAUs”) in the second quarter of 2020. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, and social networking platforms, such as Facebook and Snapchat. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the second quarter of 2020, our average mobile monthly unique payers (“MUPs”) represented approximately 3.1% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Peak Acquisition

On May 31, 2020, the Company executed a Share Sale and Purchase Agreement (the “Peak Agreement”) with the shareholders of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”), a Turkey joint stock company, pursuant to which, effective July 1, 2020 (the “Closing Date”), Zynga acquired 100% of all issued and outstanding share capital (including all rights to acquire share capital) of Peak in exchange for consideration of (a) $832.4 million in cash (the “Cash Consideration”), (b) $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties and (c) 116,564,861 shares of Zynga Class A common stock valued at $1.1 billion on the Closing Date based on the closing price of Zynga’s Class A common stock of $9.76 per share. Pursuant to the Peak Agreement, $30.9 million of the Cash Consideration was retained by the Company for a period of 66 months following the Closing Date as security for tax-related indemnification obligations of the prior owners of Peak.

On the Closing Date, Peak became a direct, wholly-owned subsidiary of Zynga, and our interest in Peak will be included in our financial information beginning in the third quarter of 2020.

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Our Performance” and detailed further in our “Critical Accounting Policies—Revenue Recognition” which is incorporated by reference to our previously-filed Annual Report on Form 10-K for the year ended December 31, 2019, mobile online game revenue is recognized ratably over the estimated average playing period of payers while platform fees and player acquisition costs are expensed as incurred. Accordingly, bookings from Peak’s Toon Blast and Toy Blast will initially be deferred and recognized into revenue ratably over the estimated average playing period of payers – which we expect will result in a significant increase in deferred revenue in the second half of 2020.

Agreement to Acquire Rollic

On August 4, 2020, the Company executed a Share Sale and Purchase Agreement (the “Rollic Agreement”) with the shareholders of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), a Turkey joint stock company, pursuant to which the Company would acquire (i) at closing, 80% of all issued and outstanding share capital of Rollic in exchange for consideration of $168.0 million in cash, subject to closing adjustments and certain transaction expenses as set forth within the Rollic Agreement, and (ii) the remaining 20% of all issued and outstanding share capital of Rollic ratably for additional consideration during each of the three years following the closing (the “Step-In Period”) payable annually based upon the achievement of specified bookings and profitability metrics by Rollic, with no maximum limit as to the cash consideration achievable, as set forth within the Rollic Agreement. Following the end of the three year Step-In Period, Rollic will be a direct, wholly-owned subsidiary of the Company. The closing is expected to occur on October 1, 2020, subject to satisfaction or waiver of specified conditions.

Rollic’s portfolio of games are generally included in a genre of mobile games referred to as ‘hyper-casual’. Hyper-casual games are generally typified by highly accessible game play mechanics with appeal to broad audiences globally. These games often generate substantially all of their revenue through advertising. We believe that Zynga’s acquisition of Rollic will increase our portfolio of hyper-casual games and expand and diversify our advertising business.

As detailed further in our “Critical Accounting Policies—Revenue Recognition” which is incorporated by reference to our previously-filed Annual Report on Form 10-K for the year ended December 31, 2019, advertising revenue is generally recognized as advertisements are delivered to customers. Accordingly, bookings from Rollic’s portfolio of games would predominantly be recognized as revenue during the period in which the advertising units are delivered.

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

In 2020, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the six months ended June 30, 2020, we estimate that 48% and 46% of our revenue and 48% and 47% of our bookings were generated on Apple and Google platforms, respectively, while in the same period of the prior year, we estimate that 51% and 41% of our revenue and 49%, 45% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Revenue to Bookings:
Revenue	$451,688	$306,500	$855,455	$571,903
Change in deferred revenue	66,445	69,873	87,553	163,955
Bookings	$518,133	$376,373	$943,008	$735,858

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$432,634	$287,442	$819,623	$533,535
Change in mobile deferred revenue	65,646	70,855	87,156	166,160
Mobile bookings	$498,280	$358,297	$906,779	$699,695

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

While we are not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our audience and monetization metrics, the collective increases during the three months ended June 30, 2020 generally aligns with the timing of individuals sheltering-in-place throughout the world.

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(users and payers in millions)
Average Mobile DAUs(1)	22	21	21	22
Average Mobile MAUs(1)	70	70	69	71
Average Mobile MUUs(2)	47	41	45	42
Average Mobile MUPs(2)	1.5	1.2	1.4	1.3
Mobile ABPU	$0.248	$0.188	$0.232	$0.179

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts for our mobile messenger games, Merge Magic! and games acquired from Gram Games and Small Giant and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our mobile messenger games, Merge Magic! and games acquired from Gram Games and Small Giant. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average Mobile DAUs increased in the three months ended June 30, 2020 when compared to the same period of the prior year, primarily driven by contributions from our casual card games, while average Mobile MAUs were flat as audience growth from our casual cards games and Merge Magic! was offset by declines in mobile messenger games and older titles.

Average Mobile MUUs increased in the three months ended June 30, 2020 compared to the same period of the prior year, primarily due to an increase in average Mobile MAUs from our casual card games. Average Mobile MUPs increased primarily due to an increase in payers in our casual card games and Words With Friends. Finally, Mobile ABPU increased due to an increase in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique mobile payer bookings per Mobile MUP:

	Three Months Ended June 30,
	2020	2019
Average monthly unique mobile payer bookings (in millions)(1)	$66	$46
Average Mobile MUPs (in millions)(2)	1.5	1.2
Monthly unique mobile payer bookings per Mobile MUP(3)	$46	$38

(1)

Average monthly unique mobile payer bookings represent the monthly average amount of mobile bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes mobile bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising and other. Accordingly, mobile bookings from our mobile messenger games, Merge Magic! and our games acquired from Gram Games and Small Giant are excluded.

(2)

Excluded from Mobile MUPs are players of our mobile messenger games, Merge Magic!, and games acquired from Gram Games and Small Giant. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended June 30, 2020 to the same period of the prior year, average monthly unique mobile payer bookings increased primarily due to the contribution from Game of Thrones™ Slots Casino, which launched in the second quarter of 2019, our casual card games, CSR Racing 2, Wizard of Oz Slots and several other games. Average monthly unique mobile payer bookings per Mobile MUP increased due to a greater increase in average monthly unique mobile payer bookings relative to the increase in average Mobile MUPs.

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

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our revenue, bookings and players through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for mobile devices. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as costs of revenue as incurred, while we recognize mobile online game revenue over the average playing period of payers, which generally results in costs of revenue exceeding revenue early in the life of a new or acquired game. Further, as a result of the platform fees associated with online game bookings, our mobile online game revenue streams generally generate lower gross margins than our advertising and other revenue streams. Accordingly, the overall mix of online game revenue compared to advertising and other revenue may impact our gross margins.

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

Licensed branding. In addition to player acquisition costs, we utilized licensed intellectual property to grow and retain our player audience. We incur licensing fees related to the use of intellectual property within our games, and our gross margins can be affected by the mix of player purchases from games in which we own the intellectual property as compared to games in which we license certain intellectual properties. For example, we use licensed intellectual property as creative assets in games such as Game of Thrones™ Slots Casino, Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property for Harry Potter™ and Star Wars™. While overall bookings within these games will benefit our revenue, a shift in the mix of our revenue towards such games using licensed intellectual property could decrease our gross margins.

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

Results of Operations

While we are not able to determine the quantifiable impact strictly attributable to the COVID-19 pandemic on our results of operations, the overall increase in certain aspects of our results during the three and six months ended June 30, 2020 largely aligns with the timing of individuals sheltering-in-place throughout the world. Specifically, we experienced an increase in our average player monetization and mobile online game revenue, while also realizing lower average advertising prices per unit for advertising inventory within our games. Further, we recognized additional opportunities to invest in marketing across our portfolio of games, given the lower average prices per advertising unit.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Online game:
Mobile	$370,223	$223,779	65%	$698,894	$406,612	72%
Other(1)	17,958	16,929	6%	33,647	34,260	(2)%
Online game total	$388,181	$240,708	61%	$732,541	$440,872	66%
Advertising and other:
Mobile	$62,411	$63,663	(2)%	$120,729	$126,923	(5)%
Other(1)	1,096	2,129	(49)%	2,185	4,108	(47)%
Advertising and other total	$63,507	$65,792	(3)%	$122,914	$131,031	(6)%
Total revenue	$451,688	$306,500	47%	$855,455	$571,903	50%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total revenue increased $145.2 million in the three months ended June 30, 2020 as compared to the same period of the prior year, while bookings increased $141.8 million in the three months ended June 30, 2020 as compared to the same period of the prior year.

Mobile online game revenue increased $146.5 million in the three months ended June 30, 2020 as compared to the same period of the prior year and other online game revenue increased $1.0 million over the same period, resulting in a total online game revenue increase of $147.5 million.

The increase in mobile online game revenue of $146.5 million was primarily attributable to increases in mobile revenue from Empires & Puzzles, Merge Dragons!, Wizard of Oz Slots, Zynga Poker and Willy Wonka Slots in the amounts of $63.4 million, $27.2 million, $7.1 million, $5.5 million and $4.6 million, respectively, due overall increases in bookings in these games. These increases were further supplemented by increases in revenue from Merge Magic! and Game of Thrones™ Slots Casino in the amounts of $24.0 million and $15.8 million as these games were launched in September 2019 and May 2019, respectively. These increases were partially offset by a decrease in mobile online game revenue from Wonka’s World of Candy in the amount of $2.6 million due to the overall decrease in bookings and audience metrics in the game. All other mobile games accounted for the remaining net increase of $1.5 million in mobile online game revenue.

The increase in other online game revenue of $1.0 million was primarily attributable to increases in web revenue from Game of Thrones™ Slots Casino and Hit It Rich! Slots in the amounts of $1.6 million and $0.5 million, respectively, due to the overall increase in bookings in these games. These increases were offset by a decrease in web revenue from FarmVille 2 in the amount of $1.4 million, due to the overall decline in bookings and audience metrics in the game. All other web games accounted for a net increase of $0.3 million.

In the three months ended June 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 18%, respectively, of our online game revenue for the period. In the three months ended June 30, 2019, Merge Dragons!, Empires & Puzzles, Zynga Poker and CSR Racing 2 were our top online revenue-generating games and comprised 18%, 14%, 12% and 11%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 73% of online game revenue in the three months ended June 30, 2020 and 72% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 27% of online game revenue in the three months ended June 30, 2020 and 28% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was ten months for the three months ended June 30, 2020 and 2019.

Mobile advertising revenue decreased $1.3 million in the three months ended June 30, 2020 as compared to the same period of the prior year and other advertising and other revenue decreased $1.0 million, resulting in a total advertising and other decrease of $2.3 million.

The decrease in mobile advertising revenue of $1.3 million was primarily due to a $1.1 million decrease in mobile in-game display ads, primarily driven by the conclusion of strategic display ads partnerships and a lower average price per advertising unit. The decrease in other advertising and other revenue of $1.0 million was primarily due to a decrease in web advertising revenue of $1.0 million.

International revenue as a percentage of total revenue was 39% and 37% in the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total revenue increased $283.6 million in the six months ended June 30, 2020 as compared to the same period of the prior year, while bookings increased $207.2 million in the six months ended June 30, 2020 as compared to the same period of the prior year.

Mobile online game revenue increased $292.3 million in the six months ended June 30, 2020 as compared to the same period of the prior year, while other online game revenue decreased $0.6 million over the same period, resulting in a total online game revenue increase of $291.7 million.

The increase in mobile online game revenue of $292.3 million was primarily attributable to increases in mobile revenue from Empires & Puzzles, Merge Dragons! and Wizard of Oz Slots in the amounts of $139.7 million, $73.8 million and $8.7 million, respectively, due to the overall increase in bookings in these games. These increases were further supplemented by increases in revenue from Merge Magic! and Game of Thrones™ Slots Casino in the amounts of $38.5 million and $30.4 million as these games were launched in September 2019 and May 2019, respectively. All other mobile games accounted for the remaining net increase of $1.2 million in mobile online game revenue. The decrease in other online game revenue of $0.6 million was primarily attributable to a decrease in revenue from FarmVille 2 in the amount of $3.6 million, due to the overall decline in bookings and audience metrics in the game. The decrease was partially offset by an increase in revenue from Game of Thrones™ Slots Casino in the amount of $2.8 million as the game launched in May 2019. All other web games accounted for the remaining net increase of $0.2 million.

In the six months ended June 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 20%, respectively, of our online game revenue for the period. In the six months ended June 30, 2019, Merge Dragons!, Zynga Poker, CSR Racing 2 and Empires & Puzzles were our top online revenue-generating games and comprised 16%, 13%, 12% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 75% of online game revenue in the six months ended June 30, 2020 and 69% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 25% of online game revenue in the six months ended June 30, 2020 and 31% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was ten months in the six months ended June 30, 2020, compared to nine months in the same period of the prior year.

Mobile advertising revenue decreased $6.2 million in the six months ended June 30, 2020 as compared to the same period of the prior year and other advertising and other revenue decreased $1.9 million, resulting in a total advertising and other decrease of $8.1 million.

The decrease in mobile advertising revenue of $6.2 million was primarily due to a $9.9 million decrease in mobile in-game display ads, primarily driven by the conclusion of strategic display ads partnerships and a lower average price per advertising unit. The overall decrease in mobile advertising revenue was partially offset by an increase of $3.9 million in mobile in-game offers, engagement ads and other revenue, primarily driven by Merge Magic! and Empires & Puzzles. The decrease in other advertising and other revenue of $1.9 million was primarily due to a decrease in web advertising revenue of $1.9 million.

International revenue as a percentage of total revenue was 39% and 36% in the six months ended June 30, 2020 and 2019, respectively.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$179,208	$126,872	41%	$325,410	$248,515	31%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Cost of revenue increased $52.3 million in the three months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $42.6 million in payment processing fees from increased bookings generated from mobile payment processors, $8.0 million in royalty expense, which includes $4.2 million of accelerated expense in the second quarter of 2020 due to discontinuation of licensed IP, and $1.5 million in hosting costs.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Cost of revenue increased $76.9 million in the six months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $63.9 million in payment processing fees from increased bookings generated from mobile payment processors, $9.9 million in royalty expense, which includes $4.2 million of accelerated expense in the second quarter of 2020 due to discontinuation of licensed IP, and $2.9 million in hosting costs.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$227,952	$102,094	123%	$425,797	$263,974	61%

Three Months Ended June 30, 2020 Compared to Three Months June 30, 2019

Research and development expenses increased $125.9 million in the three months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $125.0 million in expense related to fair value adjustments associated with our contingent consideration obligations related to our Small Giant and Gram Games acquisitions.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Research and development expenses increased $161.8 million in the six months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to a net increase of $159.5 million in expense related to fair value adjustments associated with our contingent consideration obligations related to our Small Giant and Gram Games acquisitions and $2.3 million related to outside services.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$134,652	$113,529	19%	$257,823	$215,540	20%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Sales and marketing expenses increased $21.1 million in the three months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $17.1 million in player acquisition costs, related to Merge Magic! and a net increase across our remaining portfolio of games. This increase was further supplemented by increases of $1.5 million in headcount-related expenses, $1.0 million in stock-based compensation and $0.8 million in overhead costs primarily related to rent expense for our San Francisco headquarters.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Sales and marketing expenses increased $42.3 million in the six months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $34.3 million in player acquisition costs, primarily related to Merge Magic! and a net increase across our remaining portfolio of games. This increase was further supplemented by increases of $2.9 million in headcount-related expenses, $2.2 million in overhead costs primarily related to rent expense for our San Francisco headquarters and $1.6 million in stock-based compensation.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$39,195	$25,239	55%	$67,398	$46,743	44%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

General and administrative expenses increased $14.0 million in the three months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $5.5 million in acquisition related-transaction costs primarily related to the acquisition of Peak, $2.9 million in stock-based compensation, $2.6 million in legal expenses and $2.2 million in charitable donations.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

General and administrative expenses increased $20.7 million in the six months ended June 30, 2020 compared to the same period of the prior year. After excluding the one-time benefit from the $9.7 million net settlement of the derivative litigation received and recognized in the first quarter of 2019, general and administrative expenses increased $11.0 million, primarily due to increases of $4.9 million in stock-based compensation, $3.7 million in legal expenses and $2.2 million in charitable donations.

Interest income

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$3,598	$889	NM	$9,123	$1,332	NM

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Interest income increased $2.7 million in the three months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in short and long-term investments.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Interest income increased $7.8 million in the six months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in short and long-term investments.

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense	$6,961	$2,167	221%	$13,916	$3,430	NM

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Interest expense increased $4.8 million in the three months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to an increase of $5.6 million in interest expense related to the Notes issued in June 2019, partially offset by a decrease of $0.8 million in interest expense related to our revolving credit facility that was repaid in the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Interest expense increased $10.5 million in the six months ended June 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to an increase of $12.2 million in interest expense related to the Notes, partially offset by a decrease of $1.7 million in interest expense related to our revolving credit facility that was repaid in the second quarter of 2019.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$571	$3,877	(85)%	$(1,759)	$7,252	NM

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Other income (expense), net decreased $3.3 million in the three months ended June 30, 2020 compared to the same period of the prior year. The decrease was primarily attributable to the elimination of $3.9 million of net rental income as a result of the Building Sale in the third quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

Other income (expense), net decreased $9.0 million in the six months ended June 30, 2020 compared to the same period of the prior year. The decrease was primarily attributable to the elimination of $6.9 million of net rental income as a result of the Building Sale in the third quarter of 2019, as well as $1.2 million of foreign exchange transaction losses, primarily due to appreciation of the U.S. Dollar against the British Pound and Euro and a $0.7 million decrease in the fair value of our equity investments.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$18,189	$(2,805)	NM	$26,700	$(13,057)	NM

Altera Corp v. Commissioner Ruling

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued an opinion in Altera Corp v. Commissioner (the “Altera matter”), reversing a prior 2015 U.S. Tax Court decision. Specifically, the Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On June 22, 2020, the U.S. Supreme Court denied hearing a petition to review the Ninth Circuit’s ruling. The Company is not a named party in the Altera matter, but as a result of the ruling, Zynga’s prior tax position of not including stock-based compensation expenses in its cost share with its affiliates was revised.  This resulted in additional current federal and state tax expense of $9.4 million recognized as a provision for income taxes during the three and six months ended June 30, 2020. The full tax liability associated with the Altera matter was partially offset by the use of deferred tax credit carryforward assets, which equally reduced the Company’s valuation allowance against its deferred tax assets.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The provision for (benefit from) income taxes had a net change of $21.0 million, primarily attributable to a net increase in income tax expense from post-acquisition statutory operating profits from Small Giant and Gram Games, as well as an increase in income tax expense related to the Altera matter. The net increase was partially offset by a decrease in tax expense associated with the Base Erosion and Anti-Abuse Tax provisions of the December 2017 enacted Tax Cuts and Jobs Act (the “2017 Tax Act”).

Six Months Ended June 30, 2020 Compared to Six Months June 30, 2019

The provision for (benefit from) income taxes had a net change of $39.8 million. The net change was primarily attributable to a net increase in income tax expense from post-acquisition statutory operating profits from Small Giant and Gram Games, as well as an increase in income tax expense related to the Altera matter. The net increase was partially offset by a decrease in tax expense associated with the Base Erosion and Anti-Abuse Tax provisions of the 2017 Tax Act.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(11,501)	$(9,958)
Depreciation and amortization	37,895	40,749
Cash flows provided by (used in) operating activities	109,972	100,164
Cash flows provided by (used in) investing activities	872,649	(421,829)
Cash flows provided by (used in) financing activities	(66,538)	476,572

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments, interest payments and principal repayments of our Notes and any share repurchase activity we choose to effect. We expect to finance our operations primarily through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, share repurchase activity or future growth through acquisitions and we are currently assessing additional debt financing alternatives to further enhance our cash reserves. The COVID-19 pandemic has caused disruption in the capital markets, which could make additional financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.

As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and short and long-term investments of $1.6 billion and $1.5 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds and foreign certificates of deposit and time deposits.

Convertible Senior Notes and Capped Call Transactions

In June 2019, we issued $690.0 million aggregate principal amount of the Notes, with an initial conversion rate of 120.3695 shares of our common stock (equal to an initial conversion rate of $8.31 per share), subject to adjustment in some events as specified in the Indenture. The Notes are senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our current or future subsidiaries (including trade payables). The Indenture does not contain any financial covenants.

The Notes mature on June 1, 2024 unless earlier converted, redeemed or repurchased in accordance with their terms prior to the maturity date. Interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Company may not redeem the Notes prior to June 5, 2022.

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

As of June 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

In June 2019, the Company amended the Credit Agreement to, amongst other things, (i) permit the Company to issue the Notes and enter into the Capped Calls, (ii) modify certain covenants, including the indebtedness covenant, lien covenant, investment covenant and restricted payments covenant, in connection with permitting the Notes and the transactions contemplated by the Notes, (iii) revise the maximum consolidated leverage ratio financial covenant, and (iv) remove the minimum liquidity financial covenant. In June 2020, the Company further amended the Credit Agreement to permit the acquisition of Peak and payment of the acquisition consideration (see “Peak Acquisition” above).

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

As of June 30, 2020, we had no amounts outstanding under the Credit Facility.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of and for the three and six months ended June 30, 2020. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

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

Share Repurchases

In April 2018, the 2018 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. During the three months and six months ended June 30, 2020, no share repurchases were made and as of June 30, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net loss of $254.2 million is adjusted to exclude certain non-cash items, operating activities provided $110.0 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2020. Significant non-cash, cash equivalent or restricted cash items included stock-based compensation expense of $46.1 million and depreciation and amortization of $37.9 million. Further, the non-cash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove a $268.9 million increase in our operating liabilities during the six months ended June 30, 2020.

The change in our operating assets and liabilities during the six months ended June 30, 2020 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $23.3 million outflow of cash, cash equivalents and restricted cash, primarily due to a cash outflow of $73.5 million that relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in operating activities. The outflow was further supplemented by outflows from accounts receivable, net of $43.6 million, which was primarily driven by the timing of cash receipts from one of our largest payment processors and an increase in bookings. These outflows were partially offset by inflows from deferred revenue of $86.4 million and the general timing of payments for prepaids, income taxes, account payable and accrued liabilities.

Investing Activities

Investing activities provided $872.6 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2020. The primary inflow of cash, cash equivalents and restricted cash associated with investing activities was $885.2 million of investment maturities and sales, net of purchases, primarily to fund the July 1, 2020 Peak acquisition. The inflow of cash, cash equivalents and restricted cash was partially offset by $11.5 million of capital expenditures, primarily related to leasehold improvements.

Financing Activities

Financing activities used $66.5 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2020. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in financing activities of $48.1 million. The outflow of cash, cash equivalents and restricted cash was further supplemented by $29.1 million related to the taxes paid on behalf of employees related to the net settlement of equity awards, partially offset by $10.7 million of proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three and six months ended June 30, 2020, other than disclosed under “Guarantees”.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.4 million as of June 30, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of June 30, 2020, the fair value of this guarantee is not material.

Contractual Obligations (1)

Year ending December 31:	Operating Leases	Licensor and Marketing	Other	Total
Remaining 2020	$10,800	$8,750	$11,638	$31,188
2021	21,055	17,289	14,018	52,362
2022	17,315	—	1,819	19,134
2023	16,378	10,000	96	26,474
2024	14,135	—	—	14,135
2025	13,005	—	—	13,005
Thereafter	77,950	—	—	77,950
Total	$170,638	$36,039	$27,571	$234,248

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $23.4 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. During the first quarter of 2020, we paid $121.6 million to the former owners of Small Giant for its performance during the first annual contingent consideration period.

As of June 30, 2020, the estimated fair value of the remaining contingent obligations for Small Giant and Gram Games were $364.6 million and $102.8 million, respectively, of which $279.4 million represents a current liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. However, should financial market conditions worsen in the future, including any potential impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

The ongoing COVID-19 pandemic and resulting social distancing and shelter-in-place orders put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business.

As a result of the COVID-19 pandemic, we have temporarily closed Zynga offices around the world (including our corporate headquarters in San Francisco, California) and implemented travel restrictions. Towards the end of the first quarter, we implemented a remote working program across our global studios and supporting locations, and we have engaged with significant vendors (such as Amazon), platform providers (such as Apple and Google), advertising partners (such as Facebook and Unity) and other business partners to understand their operating conditions and continue to evaluate our business continuity plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers. During the COVID-19 crisis, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including preparing for a prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare during the summer and as children prepare to return to schools, and caring for themselves, family members or other dependents who are or may become ill. If we seek to access the capital markets or increase our borrowing, there can be no assurance that financing and credit may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The long-term effects of the COVID-19 pandemic on society and player behavior are highly uncertain, and while we are already experiencing downloads and audience metrics returning to levels similar to those of our first quarter of 2020, there is no assurance that player behavior will not decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear.

In addition to the potential direct impacts to our business, the global economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID‐19, and future government intervention remains uncertain. A weakened global economy may impact our players and their purchasing decisions within our games, consumers’ buying decisions across the globe and their impact on the allocation of advertising investments, and the ability of our business partners to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations. We are experiencing, and may continue to experience, heightened levels of variability in the pricing of advertising both in terms of user acquisition and as it relates to our advertising revenues. If these conditions result in significant decreased pricing of advertising, the revenue we make from advertisers paying to display ads in our games may be negatively impacted, particularly if the levels of player engagement in our games are not sufficient to offset these declines, and we may experience increased pressure on our overall margins, as our revenue may consist of higher contributions of sales of in‐game virtual items.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the pandemic, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives and a vaccine, and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard, Aristocrat, DoubleU, Electronic Arts, Epic Games, Glu Mobile, Jam City, Machine Zone, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, Roblox, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as Giant Interactive, NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games, or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

As there are relatively low barriers to entry to develop a mobile or online game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs.  As an entertainment company, we also face competition for the leisure time, attention and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, personal computer and console games, video streaming services, television, movies, sports, reading, audiobooks and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition or results of operations.

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. During the six months ended June 30, 2020, we derived 48% of our revenue and bookings on Apple platforms and 46% of our revenue and 47% of our bookings on Google platforms. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at Apple, Google and other platform providers to understand their operations and have evaluated our business disruption plans. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures.  As another example, Apple announced in June 2020 that iOS 14, when released and installed, will require its users, on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads.  We are continuing to evaluate how these rules or announced changes may affect our business, operations and financial results

In addition, third-party platforms also impose certain file size limitations, which may limit the ability of players to download some of our larger games in over-the-air updates.  Aside from these over-the-air file size limitations, a larger game file size could cause players to delete our games once the file size grows beyond the capacity of their devices’ storage limitations or could reduce the number of downloads of these games.

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

In particular, it is difficult to predict if, when, or how quickly bookings from one of our games may begin to decline. This difficulty may be exacerbated in the short- to intermediate-term by increased uncertainty on player behavior related to the COVID-19 pandemic. These levels of player activity may not sustain over the short-term or longer-term, and there is no assurance that player behavior will not decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. In general, the success of our business depends on our ability to consistently and timely launch new games and features that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods to meet our quality standards and our players’ expectations. If declines are higher than expected in a particular quarterly period, we experience delays in the launch of new games or features and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games, in early 2019, we acquired a controlling interest in Small Giant Games Oy (“Small Giant”) and in July 2020, we acquired Peak after having purchased its casual card game division in the fourth quarter of 2017.  Each of these acquisitions require unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

•

the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel, including performing adequate due diligence while pandemic-related travel restrictions and social distancing requirements prevent in-office and in-person meetings and collaboration;

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

Compared to all players who play our games in any period, only a small portion are paying players. For the second quarter of 2020, we had approximately 1.5 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Game and games acquired as part of our Gram Games and Small Giant acquisitions), who represented approximately 3.1% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), our business may not grow and our financial results will suffer.

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

Cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions have resulted in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.

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

In September 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation was immediately commenced and leading advisors and third-party forensics firms were retained to assist. The investigation revealed that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed.  We provided notifications to players, investors, regulators and other third parties, where we believed notice was required or appropriate.  We may continue to experience increased costs related to our response to the Data Incident and our efforts to further enhance our security measures. In addition, it is possible that the Data Incident may result in loss of players and partners, harm to our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities. We are currently subject to consumer class action complaints filed in connection with the Data Incident, as further described in the section titled “Legal Matters” included in Note 14 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. While we intend to defend ourselves vigorously against the claims asserted, we cannot anticipate the potential outcomes, costs and expenses associated with these and any future lawsuits.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, CCPA, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

All of our games are subject to our privacy policy and our terms of service located in application storefronts, within our games and on our corporate website.  We generally comply with industry standards and are subject to the terms of our privacy-related obligations to players and third parties. We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so.  For example, in July 2020, Apple began removing games from its China App Store in order to comply with Chinese gaming regulations first introduced in 2016, requiring developers to obtain licenses from Chinese authorities prior to launching games that are paid for or have in-app purchases. Accordingly, the Zynga games which were previously available in the China App Store have been removed by Apple. While we are assessing options to bring Zynga games to China in the future, we note that Zynga’s revenue and bookings from Apple’s China App Store have not historically been significant. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with, such as players, vendors or developers violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition or results of operations.

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

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier or identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting.  In June 2020, Apple announced further changes, requiring its users with iOS 14 (and presumably future iOS versions) to opt into the use of identifier-for-advertising on a per app basis.   If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of June 30, 2020, we had an accumulated deficit of $2.1 billion.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, who are critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations or reputation.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2020, approximately 22% of our employees had been with us for less than one year and approximately 43% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we will devote increased efforts to maintaining the collaborative cultures of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees.

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

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 14 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Because of this ruling, several social casino gaming companies are facing class-action suits in Washington State. We disagree with this ruling and are continuing to monitor these cases and the related legislative proceedings in Washington State aimed at clarifying the applicability of the specific anti-gambling law to social casino games. In Australia, a member of federal parliament introduced a bill in June 2020 seeking to ban social casino games in the country because, in part, such games groom children and young adults for real-money gambling later in life. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport announced in June 2020 it will launch a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior later this year and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as Empires & Puzzles, CSR Racing 2, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”) and entered into a transition period in which the United Kingdom and the European Union are negotiating their future relationship, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets after the transitional period ends on December 31, 2020. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Another example is the June 7, 2019 opinion issued in Altera Corp v. Commissioner by a three judge panel from the Ninth Circuit, reversing a 2015 U.S. Tax Court decision. The Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. The taxpayer subsequently petitioned the Ninth Circuit for a rehearing en banc, and, on November 12, 2019, the Ninth Circuit denied such petition. On February 10, 2020, the taxpayer requested the U.S. Supreme Court to review the Ninth Circuit’s decision, and, on June 22, 2020, the U.S. Supreme Court denied the request for review.  As a result of the Ninth Circuit’s opinion being upheld, our ability to offset 2019 taxable income with net operating losses was reduced. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition, results of operations, or cash flows. For more information, see Note 8 – “Income Taxes” in the notes to the consolidated financial statements included herein.

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

In addition, in June 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “Notes”). We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our future debt may contain limitations on our ability to pay cash upon conversions of the Notes or at their maturity or to repurchase the Notes. Holders of the Notes may require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture under which the Notes were issued) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or at their maturity.

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

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change in the manner specified in the Indenture. Furthermore, the Indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions entered into in connection with the offering of the Notes are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral.  Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of our Class A common stock required to be delivered to us under the capped call transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

(*) Our investment portfolio may become impaired by deterioration of the financial markets.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and the increased uncertainty in U.S. and global financial markets due to the COVID-19 pandemic has negatively impacted the carrying value of certain investments within our investment portfolio during the course of this year.  If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expense to vary from expectations. Although we believe our current investment portfolio has a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2019 and June 30, 2020, the trading price of our Class A common stock ranged from a low of $5.51 per share to a high of $9.92 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Bank of America, N.A. The capped call transactions initially cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Notes, as the case may be, as a result of conversion of the Notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Stock repurchases during the second quarter of 2020, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2020	—	$—	—	$173,847,972
May 1 - May 31, 2020	—	$—	—	$173,847,972
June 1 - June 30, 2020	—	$—	—	$173,847,972
Total	—	$—	—

(1)

In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Share Sale and Purchase Agreement relating to the sale and purchase of the entire issued share capital of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	6/1/2020

10.1	Consent to Credit Agreement, dated as of June 17, 2020, among Zynga Inc., as borrower, Big Dog Holdings LLC., as guarantor subsidiary, and Bank of America, N.A., as lender					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 6, 2020.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Jeffrey Buckley
Jeffrey Buckley
Chief Accounting Officer (On behalf of Registrant)