Form 10-Q
period 2020-09-30
ZYNGA INC
filed 2020-11-05
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 15, 2020, there were 1,078,999,302 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$653,454	$423,323
Short-term investments	101,971	938,173
Accounts receivable, net of allowance of $400 at September 30, 2020 and $0 at December 31, 2019	233,768	140,078
Restricted cash	6	30,006
Prepaid expenses	28,052	27,533
Other current assets	27,735	16,557
Total current assets	1,044,986	1,575,670
Long-term investments	2,540	175,300
Goodwill	2,986,876	1,460,933
Intangible assets, net	774,866	233,005
Property and equipment, net	39,859	25,826
Right-of-use assets	134,618	136,972
Restricted cash	120,000	—
Prepaid expenses	33,126	37,815
Other non-current assets	14,376	15,093
Total assets	$5,151,247	$3,660,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,562	$27,799
Income tax payable	19,677	649
Deferred revenue	654,283	432,962
Operating lease liabilities	18,332	15,753
Other current liabilities	424,878	314,805
Total current liabilities	1,154,732	791,968
Convertible senior notes, net	589,277	570,456
Deferred revenue	912	567
Deferred tax liabilities, net	124,528	33,479
Non-current operating lease liabilities	125,356	130,301
Other non-current liabilities	343,056	158,413
Total liabilities	2,337,861	1,685,184
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020,517; shares outstanding: 1,078,999 shares as of September 30, 2020 and 950,042 as of December 31, 2019	5,137,360	3,898,695
Accumulated other comprehensive income (loss)	(106,878)	(125,935)
Accumulated deficit	(2,217,096)	(1,797,330)
Total stockholders’ equity	2,813,386	1,975,430
Total liabilities and stockholders’ equity	$5,151,247	$3,660,614

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Online game	$436,011	$281,651	$1,168,552	$722,523
Advertising and other	67,321	63,642	190,235	194,673
Total revenue	503,332	345,293	1,358,787	917,196
Costs and expenses:
Cost of revenue	235,940	133,859	561,350	382,374
Research and development	165,947	137,487	591,744	401,461
Sales and marketing	186,999	120,836	444,822	336,376
General and administrative	36,081	26,774	103,479	73,517
Total costs and expenses	624,967	418,956	1,701,395	1,193,728
Income (loss) from operations	(121,635)	(73,663)	(342,608)	(276,532)
Interest income	1,029	6,597	10,152	7,929
Interest expense	(7,322)	(6,728)	(21,238)	(10,158)
Other income (expense), net	(3,051)	313,757	(4,810)	321,009
Income (loss) before income taxes	(130,979)	239,963	(358,504)	42,248
Provision for (benefit from) income taxes	(8,773)	9,880	17,927	(3,177)
Net income (loss)	$(122,206)	$230,083	$(376,431)	$45,425

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.24	$(0.38)	$0.05
Diluted	$(0.11)	$0.24	$(0.38)	$0.05

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,076,680	943,350	995,642	935,701
Diluted	1,076,680	973,830	995,642	970,801

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(122,206)	$230,083	$(376,431)	$45,425
Other comprehensive income (loss):
Change in foreign currency translation adjustment	31,681	(30,666)	19,047	(34,304)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	(353)	82	10	133
Other comprehensive income (loss), net of tax	31,328	(30,584)	19,057	(34,171)
Comprehensive income (loss)	$(90,878)	$199,499	$(357,374)	$11,254

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	950,042	$6	$3,898,689	$—	$(125,935)	$(1,797,330)	$1,975,430
Exercise of stock options and ESPP	2,511	—	8,802	—	—	—	8,802
Vesting of RSUs, net of tax withholdings	3,273	—	—	(14,836)	—	—	(14,836)
Stock-based compensation expense	—	—	20,465	—	—	—	20,465
Retirements of treasury stock	—	—	—	14,836	—	(14,836)	—
Adoption of ASU 2016-13	—	—	—	—	—	(401)	(401)
Net income (loss)	—	—	—	—	—	(103,925)	(103,925)
Other comprehensive income (loss)	—	—	—	—	(29,956)	—	(29,956)
Balances at March 31, 2020	955,826	$6	$3,927,956	$—	$(155,891)	$(1,916,492)	$1,855,579
Exercise of stock options and ESPP	600	—	1,866	—	—	—	1,866
Vesting of RSUs, net of tax withholdings	2,448	—	—	(14,270)	—	—	(14,270)
Stock-based compensation expense	—	—	25,673	—	—	—	25,673
Retirements of treasury stock	—	—	—	14,270	—	(14,270)	—
Net income (loss)	—	—	—	—	—	(150,300)	(150,300)
Other comprehensive income (loss)	—	—	—	—	17,685	—	17,685
Balances at June 30, 2020	958,874	$6	$3,955,495	$—	$(138,206)	$(2,081,062)	$1,736,233
Exercise of stock options and ESPP	1,093	—	5,462	—	—	—	5,462
Vesting of RSUs, net of tax withholdings	2,468	—	—	(13,828)	—	—	(13,828)
Acquisition-related common stock issuance	116,564	1	1,137,672	—	—	—	1,137,673
Stock-based compensation expense	—	—	38,724	—	—	—	38,724
Retirements of treasury stock	—	—	—	13,828	—	(13,828)	—
Net income (loss)	—	—	—	—	—	(122,206)	(122,206)
Other comprehensive income (loss)	—	—	—	—	31,328	—	31,328
Balances at September 30, 2020	1,078,999	$7	$5,137,353	$—	$(106,878)	$(2,217,096)	$2,813,386

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

Zynga Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(376,431)	$45,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87,087	59,818
Stock-based compensation expense	84,862	61,467
(Gain) loss from sale of building, investments and other assets and foreign currency, net	2,498	(314,093)
(Accretion) amortization on marketable debt securities, net	(2,249)	(2,231)
Noncash lease expense	11,776	6,773
Noncash interest expense	18,821	7,094
Change in deferred income taxes and other	(11,116)	(22,167)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,474)	(32,436)
Prepaid expenses and other assets	6,468	3,509
Accounts payable	(4,656)	(2,839)
Deferred revenue	210,238	206,154
Income tax payable	19,331	(5,142)
Operating lease and other liabilities	205,108	157,447
Net cash provided by (used in) operating activities	223,263	168,779
Cash flows from investing activities:
Purchases of investments	(560,010)	(873,624)
Maturities of investments	1,024,568	40,500
Sales of investments	549,909	14,928
Acquisition of property and equipment	(16,074)	(18,799)
Proceeds from sale of building and other property and equipment, net	27	580,626
Business acquisitions, net of cash acquired and restricted cash held in escrow	(791,096)	(301,816)
Release of restricted cash escrow from business combinations	(30,000)	(10,000)
Other investing activities, net	(1,456)	—
Net cash provided by (used in) investing activities	175,868	(568,185)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	672,152
Purchase of capped calls	—	(73,830)
Taxes paid related to net share settlement of stockholders' equity awards	(42,934)	(38,428)
Proceeds from issuance of common stock	16,130	12,521
Repayment of debt	—	(101,364)
Acquisition-related contingent consideration payments	(63,600)	(12,900)
Other financing activities, net	—	(324)
Net cash provided by (used in) financing activities	(90,404)	457,827

Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,404	6,035

Net change in cash, cash equivalents and restricted cash	320,131	64,456
Cash, cash equivalents and restricted cash, beginning of period	453,329	579,996
Cash, cash equivalents and restricted cash, end of period	$773,460	$644,452

Noncash investing activity:
Acquisition-related common stock issuance	$1,137,673	$253,903
Acquisition-related deferred purchase consideration	23,807	—

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of September 30, 2020, the interim consolidated statements of operations, statements of comprehensive income (loss) and statements of stockholders’ equity for three and nine months ended September 30, 2020 and 2019 and statements of cash flows for the nine months ended September 30, 2020 and 2019 and the notes to the interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing this standard’s impact on the consolidated financial statements.

Issued And Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in earlier recognition of credit losses. We adopted the ASU on January 1, 2020 by recording a $0.4 million cumulative-effect adjustment to retained earnings and a corresponding allowance for expected credit losses against our opening accounts receivable.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the accounting for implementation costs incurred with a cloud computing arrangement accounted for as a service arrangement with the guidance in ASC Topic 350-40, Internal-Use Software to determine which implementation costs should be capitalized. We adopted the ASU on January 1, 2020 through a prospective transition approach, with no material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies certain aspects of the accounting for income taxes by removing certain exceptions to the general principles and also clarifying and amending existing guidance to improve consistent application. The ASU requires a retrospective, modified retrospective or prospective transition approach for individual aspects of the ASU. The Company early adopted the ASU during the third quarter of 2020, with no material impact to our consolidated financial statements.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Online game:
Mobile	$418,034	$265,836	$1,116,927	$672,449
Other(1)	17,977	15,815	51,625	50,074
Online game total	$436,011	$281,651	$1,168,552	$722,523
Advertising and other:
Mobile	$66,148	$61,742	$186,878	$188,665
Other(1)	1,173	1,900	3,357	6,008
Advertising and other total	$67,321	$63,642	$190,235	$194,673
Total revenue	$503,332	$345,293	$1,358,787	$917,196

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$311,966	$212,567	$831,369	$578,828
All other countries(1)	191,366	132,726	527,418	338,368
Total revenue	$503,332	$345,293	$1,358,787	$917,196

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

Durable virtual items accounted for 77% of online game revenue in the three months ended September 30, 2020 and 76% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 23% of online game revenue in the three months ended September 30, 2020 and 24% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was nine months for the three months ended September 30, 2020 and 2019.

Durable virtual items accounted for 75% of online game revenue in the nine months ended September 30, 2020 and 72% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 25% of online game revenue in the nine months ended September 30, 2020 and 28% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was ten months for the nine months ended September 30, 2020 and nine months for the same period of the prior year.

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

During the three and nine months ended September 30, 2020, we recognized $53.4 million and $423.3 million, respectively, of revenue that was included in the current deferred revenue balance on December 31, 2019.

The increase in accounts receivable, net during the nine months ended September 30, 2020 was primarily driven by a net increase in accounts receivable of $64.3 million on the acquisition date from our acquisition of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) and sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the nine months ended September 30, 2020 was primarily driven by the sale of virtual items during the period, which includes contribution from Peak, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$50,743	$291	$(2)	$51,032
Foreign certificates of deposit and time deposits	4,847	—	—	4,847
Total	$55,590	$291	$(2)	$55,879

Long-term debt securities:
Corporate debt securities	$2,540	$—	$—	$2,540
Total	$2,540	$—	$—	$2,540

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$814,817	$148	$(19)	$814,946
U.S. government and government agency debt securities	25,000	—	—	25,000
Foreign certificates of deposit and time deposits	53,786	—	—	53,786
Total	$893,603	$148	$(19)	$893,732

Long-term debt securities:
Corporate debt securities	$108,171	$118	$(1)	$108,288
U.S. government and government agency debt securities	66,979	33	—	67,012
Total	$175,150	$151	$(1)	$175,300

As of September 30, 2020, all of our short-term debt securities have contractual maturities of one year or less and all of our long-term debt securities have contractual maturities between one and two years.

Changes in market interest rates, credit risk of borrowers and overall market liquidity, amongst other factors, may cause our short-term debt investments to fall below their cost basis, resulting in unrealized losses.

Equity Securities

During the three and nine months ended September 30, 2020, we recognized a net gain totaling $0.3 million and a net loss totaling $0.4 million, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments. The Company held no equity investments during the three and nine months ended September 30, 2019.

4. Fair Value Measurements

The composition of our financial assets and liabilities as of September 30, 2020 and December 31, 2019 among the three levels of the fair value hierarchy are as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$107	$—	$—	$107
Foreign certificates of deposit and time deposits	—	48,727	—	48,727
Short-term investments:
Corporate debt securities	—	51,032	—	51,032
Foreign certificates of deposit and time deposits	—	4,847	—	4,847
Mutual funds	—	46,092	—	46,092
Long-term investments:
Corporate debt securities	—	2,540	—	2,540
Total financial assets	$107	$153,238	$—	$153,345

Liabilities:
Contingent consideration	$—	$—	$465,900	$465,900
Total financial liabilities	$—	$—	$465,900	$465,900

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$625	$—	$—	$625
Corporate debt securities	—	151,770	—	151,770
Foreign certificates of deposit and time deposits	—	3,260	—	3,260
Short-term investments:
Corporate debt securities	—	814,946	—	814,946
U.S. government and government agency debt securities	—	25,000	—	25,000
Foreign certificates of deposit and time deposits	—	53,786	—	53,786
Mutual funds	—	44,441	—	44,441
Long-term investments:
Corporate debt securities	—	108,288	—	108,288
U.S. government and government agency debt securities	—	67,012	—	67,012
Total financial assets	$625	$1,268,503	$—	$1,269,128

Liabilities:
Contingent consideration	$—	$—	$320,100	$320,100
Total financial liabilities	$—	$—	$320,100	$320,100

The following table presents the activity for the nine months ended September 30, 2020 related to our Level 3 liabilities (in thousands):

Level 3 Liabilities:	Contingent Consideration
Balance as of December 31, 2019	$320,100
Additions	—
Fair value adjustments	335,703
Payments	(189,903)
Balance as of September 30, 2020	$465,900

As of September 30, 2020, our contingent consideration obligations represent the estimated fair value of the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018 and Small Giant in the first quarter of 2019. Under the original terms of each acquisition, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For both acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a Monte Carlo simulation.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in October 2020 to set the third and final contingent consideration payment at $75.0 million (the “Gram Games Amendment”), that will be paid in third quarter of 2021. The Company revised its measurement of the remaining contingent consideration obligation as of September 30, 2020 by calculating the present value of the final payment using a discount rate commensurate with the remaining term of 2.1%.

The estimated fair value of the Gram Games contingent consideration obligation decreased from $78.1 million as of December 31, 2019 to $73.7 million as of September 30, 2020, primarily due to the $68.3 million payment in the third quarter of 2020 to the former owners of Gram Games for its performance during the second contingent consideration period, partially offset by an increase in the estimated payout as a result of the Gram Games Amendment. For the three and nine months ended September 30, 2020, we recognized $39.2 million and $63.9 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

With the respect to the Small Giant contingent consideration obligation, we estimate the fair value at each subsequent measurement period using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value of both remaining Small Giant contingent consideration periods as of September 30, 2020, weighted by the relative fair value of each annual period’s obligation to the total obligation.

	September 30, 2020
	Range	Weighted Average
Bookings growth rates	7.0% - 27.0%	18.3%
Bookings volatility	29.0% - 29.0%	29.0%
Asset volatility	44.0% - 44.0%	44.0%
Net cash flow margins	45.4% - 47.8%	46.8%
Discount rates	10.5% - 10.5%	10.5%

Changes in these unobservable inputs would have resulted in a higher or lower contingent consideration obligation.

The estimated fair value of the Small Giant contingent consideration obligation increased from $242.0 million as of December 31, 2019 to $392.2 million as of September 30, 2020. The increase was driven by stronger than expected performance and the increased probability of achievement during the remaining performance periods, partially offset by a $121.6 million payment to the former owners of Small Giant for its performance during the first contingent consideration period. Accordingly, for the three and nine months ended September 30, 2020, we recognized $27.6 million and $271.8 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment	$28,366	$25,029
Software	34,399	33,932
Furniture and fixtures	14,218	11,567
Leasehold improvements	31,462	19,964
Total property and equipment, gross	$108,445	$90,492
Less: Accumulated depreciation	(68,586)	(64,666)
Total property and equipment, net	$39,859	$25,826

The following represents our property and equipment, net by location (in thousands):

	September 30,	December 31,
	2020	2019
United States	$24,277	$16,133
Turkey	7,140	666
India	4,571	5,255
United Kingdom	2,988	3,223
All other countries	883	549
Total property and equipment, net	$39,859	$25,826

6. Leases

Lessee Arrangements

As of September 30, 2020, future lease payments related to our operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases
Remaining 2020	$6,088
2021	23,410
2022	19,696
2023	18,676
2024	16,362
2025	13,005
Thereafter	77,950
Total lease payments	175,187
Less: Imputed interest	(31,499)
Total lease liability balance	$143,688

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.3 million as of September 30, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of September 30, 2020, the estimated fair value of this guarantee is not material.

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

For the nine months ended September 30, 2019 the components of lease income were as follows, which were recorded within other income (expense), net in our consolidated statement of operations (in thousands):

Nine Months Ended September 30,
2019
Operating lease income	$10,563
Variable lease income	1,103
Total lease income	$11,666

7. Acquisitions

Acquisition of Peak

On July 1, 2020 (the “Peak Closing Date”), we acquired 100% of all issued and outstanding share capital of Peak, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $2.1 billion. The total purchase consideration included $801.9 million in cash, $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties (the “Escrow Consideration”) and 116,564,861 shares of Zynga Class A common stock valued at $1.1 billion at the acquisition date. Additionally, the total purchase consideration includes the acquisition date fair value of $30.9 million of cash that was retained by the Company for a period of 66 months following the Peak Closing Date as security for tax-related indemnification obligations from the prior owners of Peak (the “Deferred Consideration”). The present value of the Deferred Consideration was estimated at $23.8 million on the acquisition date.

In connection with the transaction, the Company also executed noncompetition agreements with certain members of Peak’s management for a term of five years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from Peak (in thousands):

Estimated Purchase Price Allocation
Cash	$10,799
Accounts receivable	64,268
Prepaid expenses	1,748
Other current assets	12,646
Intangible assets, net:
Developed technology, useful life of 5 years	495,000
Trade names, useful life of 7 years	115,000
Domain names, weighted average useful life of 14 years	4,551
Goodwill	1,513,207
Property and equipment	6,791
Right-of-use assets	9,697
Other non-current assets	492
Total assets acquired	2,234,199
Accounts payable	(14,167)
Operating lease liabilities	(2,205)
Other current liabilities	(16,703)
Deferred tax liabilities, net	(108,357)
Non-current operating lease liabilities	(7,492)
Other non-current liabilities	(1,900)
Total liabilities	(150,824)
Total purchase price consideration	$2,083,375

Fair value of Zynga Stock Consideration issued(1)	(1,137,673)
Total cash consideration(2)	$945,702

(1)

The fair value of the Zynga Stock Consideration above is estimated based on the total shares issued of 116,564,861 and the closing stock price of Zynga’s Common A stock on July 1, 2020 of $9.76 per share.

(2)

The amount shown represents the cash paid at closing (which includes the Escrow Consideration) as well as present value of the Deferred Consideration, which was estimated as $23.8 million at the acquisition date using a discount rate commensurate with the term of the Deferred Consideration of 4.9%.

Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain assets and liabilities assumed, identifiable intangible assets, income and non-income based taxes and residual goodwill.

The fair value of the developed technology and trade name intangible assets were determined using a risk-adjusted, discounted cash flow model. The weighted-average amortization period of the acquired intangible assets was 5.4 years at acquisition.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

In October 2020, we made an additional cash payment of $0.5 million related to customary closing working capital adjustments, increasing the total purchase consideration and related goodwill.

The results of operations from Peak have been included in our consolidated statement of operations since the date of acquisition. During both the three and nine months ended September 30, 2020, Peak represented $28.3 million of our total revenue and $104.9 million of our consolidated net loss. Transaction costs incurred by the Company in connection with the Peak acquisition, including stamp taxes and professional fees, were $2.1 million and $6.9 million for the three and nine months ended September 30, 2020, respectively, and were recorded within general and administrative expenses in our consolidated statements of operations.

The following table summarizes the unaudited pro forma consolidated information of the Company assuming the acquisition of Peak had occurred as of January 1, 2019. The unaudited pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including alignment of the timing of Peak’s revenue recognition with the Company’s accounting policy to recognize mobile online game revenues over the estimated average playing period of payers, amortization for intangible assets acquired, depreciation expense for property and equipment assets acquired, and recognition of tax benefits primarily related to the amortization of the intangible asset deferred tax liability. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$640,940	$473,668	$1,804,314	$1,149,309
Net income (loss)	(12,557)	196,138	(284,425)	(157,400)
Basic net income (loss) per share	(0.01)	0.19	(0.27)	(0.15)
Diluted net income (loss) per share	(0.01)	0.18	(0.27)	(0.15)

The significant nonrecurring adjustments reflected in the pro forma consolidated information above include the reclassification of the transactions costs and the related income tax impacts incurred after the acquisition to the earliest period presented.

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the nine months ended September 30, 2020 (in thousands):

Goodwill
Balance as of December 31, 2019 (1)	$1,460,933
Additions	1,513,207
Foreign currency translation adjustments (2)	12,736
Balance as of September 30, 2020 (1)	$2,986,876

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and British Pound, respectively.

The details of our acquisition-related intangible assets as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$916,561	$(298,096)	$618,465
Trademarks, branding and domain names	184,845	(28,444)	156,401
Noncompetition agreements	8,390	(8,390)	—
Total	$1,109,796	$(334,930)	$774,866

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$415,466	$(228,008)	$187,458
Trademarks, branding and domain names	63,800	(18,587)	45,213
Noncompetition agreements	8,390	(8,056)	334
Total	$487,656	$(254,651)	$233,005

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of September 30, 2020 and December 31, 2019. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $46.0 million and $78.7 million for the three and nine months ended

September 30, 2020, respectively. Comparatively, amortization expense related to intangible assets was $16.5 million and $50.6 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the weighted-average remaining useful lives of our acquired intangible assets were 4.3 years for developed technology, 6.3 years for trademarks, branding and domain names, and 4.7 years in total, for all acquired intangible assets.

As of September 30, 2020, future amortization expense related to our intangible assets is expected to be recognized as shown below (in thousands):

Year ending December 31:
Remaining 2020	$45,628
2021	175,949
2022	168,729
2023	158,230
2024	123,142
2025	72,189
Thereafter	24,879
Total	$768,746

9. Income Taxes

In the third quarter of 2020, we completed an intra-entity transfer of certain intellectual property rights back to the U.S. in order to better align their ownership with how our business operates. The transaction did not result in additional income tax expense or benefit. However, as a result of the transaction, we recognized a deferred tax asset of $26.1 million, which was equally offset by a valuation allowance.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued an opinion in Altera Corp v. Commissioner (the “Altera matter”), reversing a prior 2015 U.S. Tax Court decision. Specifically, the Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On June 22, 2020, the U.S. Supreme Court denied hearing a petition to review the Ninth Circuit’s ruling. The Company is not a named party in the Altera matter, but as a result of the ruling, Zynga’s prior tax position of not including stock-based compensation expenses in its cost share with its affiliates was revised. This resulted in the recognition of a one-time current federal and state tax expense totaling $9.4 million, which was recognized as a provision for income taxes during the nine months ended September 30, 2020, as the Company revised its position in the second quarter of 2020. The full tax liability associated with the Altera matter was partially offset by the use of deferred tax credit carryforward assets, which equally reduced the Company’s valuation allowance against its deferred tax assets.

During the three months ended September 30, 2020, the benefit from income taxes was $8.8 million and during the three months ended September 30, 2019, the provision for income taxes was $9.9 million, resulting in a net change of $18.7 million. The current period benefit from income taxes was primarily driven by the post-acquisition statutory operating losses of Peak, partially offset by incremental tax expense from post-acquisition statutory operating profits of Small Giant and Gram Games. Further, the provision for income taxes in the prior period included a net increase in income tax as a result of the Building Sale and an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”) of the 2017 Tax Act.

During the nine months ended September 30, 2020, the provision from income taxes was $17.9 million and during the nine months ended September 30, 2019, the benefit from income taxes was $3.2 million, resulting in a net change of $21.1 million. The current period provision for income taxes was primarily driven by the post-acquisition statutory operating profits of Small Giant and Gram Games, as well as income tax expense related to the Altera matter, which more than offset the benefit in the prior period post-acquisition statutory operating losses for Small Giant and Gram Games, current period benefit from the post-acquisition statutory operating losses of Peak, prior period income tax that resulted from the Building Sale and prior period income tax related BEAT.

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

As of September 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Liability component:
Principal	$690,000	$690,000
Unamortized debt discount	(89,500)	(106,224)
Unamortized transaction costs	(11,223)	(13,320)
Net carrying amount	$589,277	$570,456

Equity component, net of transaction costs	$114,938	$114,938

Interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$431	$431	$1,294	$504
Amortization of debt discount	5,631	5,408	16,724	6,304
Amortization of transaction costs	706	678	2,097	790
Total	$6,768	$6,517	$20,115	$7,598

Based on the closing price of our Class A common stock of $9.12 on September 30, 2020, the if-converted value of the Notes of $757.5 million exceeded the principal amount of the Notes by $67.5 million. As of September 30, 2020, the estimated fair value of the Notes was $874.4 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

As of September 30, 2020, we had no amounts outstanding under the Credit Facility.

Debt issuance costs associated with the Credit Facility were capitalized and amortized on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued accounts payable	$59,475	$41,443
Accrued compensation liability	48,492	52,495
Contingent consideration payable	294,700	180,000
Accrued payable from acquisitions	—	30,000
Value-added taxes payable	5,232	2,857
Other current liabilities	16,979	8,010
Total other current liabilities	$424,878	$314,805

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for such as transaction taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Contingent consideration obligation	$171,200	$140,100
Accrued payables from acquisitions	120,000	—
Deferred consideration payable from acquisitions	24,100	—
Uncertain tax positions, including interest and penalties	25,640	15,851
Other non-current liabilities	2,116	2,462
Total other non-current liabilities	$343,056	$158,413

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$566	$407	$1,548	$1,088
Research and development	25,380	12,029	48,595	35,982
Sales and marketing	3,957	3,046	10,960	8,453
General and administrative	8,821	5,857	23,759	15,944
Total stock-based compensation expense	$38,724	$21,339	$84,862	$61,467

Stock Option Activity

The following table shows stock option activity for the nine months ended September 30, 2020 (in thousands, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
			Aggregate	Weighted-
		Weighted-Average	Intrinsic Value of	Average
		Exercise Price	Stock Options	Contractual Term
	Stock Options	(per option)	Outstanding	(in years)
Balance as of December 31, 2019	31,204	$3.24	$89,786	7.19
Granted	1,633	6.55
Forfeited, expired and cancelled	(19)	3.37
Exercised	(2,435)	2.93
Balance as of September 30, 2020	30,383	$3.45	$172,404	6.68

The following table presents the weighted-average grant date fair value and the related assumptions used to estimate the fair value of our stock options:

Nine Months Ended September 30,
2020
Expected term, in years	6
Risk-free interest rates	0.8%
Expected volatility	36.0%
Dividend yield	—
Weighted-average estimated fair value of options granted	$2.35

RSU Activity

The following table shows a summary of RSU activity for the nine months ended September 30, 2020, which includes performance and market-based awards (in thousands, except weighted-average grant date fair value):

	Outstanding RSUs

		Weighted-Average	Aggregate
		Grant Date Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2019	40,188	$4.23	$245,951
Granted	43,085	8.60
Vested	(13,650)	4.04
Forfeited	(1,946)	4.53
Unvested as of September 30, 2020	67,677	$7.04	$619,921

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

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022 and will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three and nine months ended September 30, 2020, no share repurchases were made under the 2018 Share Repurchase Program. As of September 30, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For- Sale Marketable Debt Securities	Total
Balance as of December 31, 2019	$(126,214)	$279	$(125,935)
Other comprehensive income (loss) before reclassifications	19,047	10	19,057
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	19,047	10	19,057
Balance as of September 30, 2020	$(107,167)	$289	$(106,878)

14. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive securities. In computing diluted net income (loss) per share, net income (loss) attributable to common shareholders is re-allocated to reflect the potential impact of dilutive securities, including stock options, unvested RSUs, unvested performance and market-based RSUs, ESPP withholdings and convertible debt instruments. For periods in which we have generated a net loss or there is no income attributable to common stockholders, we do not include dilutive securities in our calculation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted
Net income (loss) attributable to common stockholders	$(122,206)	$230,083	$(376,431)	$45,425
Weighted-average common shares outstanding	1,076,680	943,350	995,642	935,701
Net income (loss) per share attributable to common stockholders	$(0.11)	$0.24	$(0.38)	$0.05

The following weighted-average employee equity awards and convertible debt instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and employee stock purchase plan	30,855	4,647	30,934	3,405
RSUs (including performance and market- based awards)	69,853	390	53,004	715
Convertible senior notes	8,862	—	—	—
Total	109,570	5,037	83,938	4,120

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of September 30, 2020, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in thousands):

Year ending December 31:
Remaining 2020	$5,375
2021	10,875
2022	375
2023	10,375
Thereafter	—
Total	$27,000

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of September 30, 2020, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in thousands):

Year ending December 31:
Remaining 2020	$6,650
2021	18,682
2022	5,650
2023	415
Thereafter	—
Total	$31,397

Excluded from tables above is our uncertain income tax position liability of $25.6 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On September 12, 2019, the Company announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation immediately commenced and advisors and third-party forensics firms were retained to assist. The investigation revealed that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed. The Company has provided notifications to players, investors, regulators and other third parties, where we believe notice was required or appropriate. The Company has exchanged correspondence with certain regulators as a result of the incident. The Company has also received and is responding to data subject access requests from certain European Union players of Zynga’s games.

Since March 3, 2020, five consumer class action complaints have been filed in connection with the Data Incident in federal court. On March 3, 2020, two plaintiffs – minor “I.C.” (acting through his parent Nasim Chaudhri) and Amy Gitre – filed a class action complaint arising out of the Data Incident (the “Chaudhri complaint”), generally alleging that Zynga failed to reasonably safeguard certain player information, including names, addresses, email addresses, passwords and more; failed to provide them with timely notification of the breach; and made unlawful representations over the safety and security of plaintiffs’ personal information. Plaintiffs allege claims against Zynga under several state law theories, including negligence, and unjust enrichment. The Chaudhri plaintiffs seek monetary relief and damages.  Zynga filed a motion to compel arbitration on May 8, 2020. The hearing on the motion, originally set for August 25, 2020, was vacated by the court and the matter deemed submitted. The parties are awaiting the court’s ruling on the motion.

On March 23, 2020, plaintiffs Carol Johnson and Lisa Thomas (the “Johnson complaint”) filed a second class action complaint in the Northern District of California federal court. Similar to the Chaudhri complaint, the Johnson plaintiffs – residents of Missouri and Wisconsin – assert Zynga failed to adequately protect their personally identifiable player information (“PII”), including names, email addresses, passwords, password reset tokens, and phone numbers (among other items). Plaintiffs contend that, despite Zynga’s representations in its privacy policy that sensitive player information would be adequately protected, plaintiffs’ PII was improperly stored in plain text formatting, and inadequate encryption methods were used to store sensitive password information. Plaintiffs allege that the lack of adequate security measures caused them harm as a result of the Data Incident, and they assert numerous state law claims against Zynga, including claims for negligence, negligence per se, unjust enrichment, and declaratory relief.  The Johnson plaintiffs additionally assert claims for breach of confidence, breach of contract and implied contract, violations of California’s Unfair Competition Law (“UCL”, CGL 17200, et seq.), and state-specific violations of Missouri’s Merchandising Practices Act and Wisconsin’s Deceptive Trade Practices Act. Plaintiffs seek damages, as well as declaratory and injunctive relief. On May 26, 2020, Zynga filed a motion to compel arbitration. The hearing on the motion, originally set for August 25, 2020, was vacated by the court and the matter deemed submitted. The parties are awaiting the court’s ruling on the motion.

On April 15, 2020, plaintiffs Joseph Martinez IV and Daniel Petro, residents of Colorado and Iowa, filed a third class action complaint in the Northern District of California (the “Martinez complaint”). Plaintiffs allege they are longtime Zynga players who were affected by the Data Incident. Similar to the Chaudhri and Johnson plaintiffs, the Martinez plaintiffs generally allege that Zynga failed to adequately store and protect or otherwise secure their PII, including names, email addresses, passwords, and more; that Zynga failed to protect their PII by using outdated and unlawful password encryption methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. Like Johnson and Chaudhri, the Martinez plaintiffs assert claims for negligence, negligence per se, and unjust enrichment, as well as contractual claims, and claims for relief under multiple state consumer protection statutes. Additionally, the Martinez plaintiffs also assert misrepresentation and omission claims under California’s false advertising law and the California Consumer Legal Remedies Act. Plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. Zynga responded to the Martinez complaint by filing a motion to compel arbitration on June 19, 2020. The hearing on the motion, originally set for August 25, 2020, was vacated by the court and the matter deemed submitted. The parties are awaiting the court’s ruling on the motion.

On June 9, 2020 plaintiffs James Oeste and Marissa Oeste, both residents of Maryland, filed a fourth class action complaint in the Northern District of Maryland (the “Oeste complaint”). Plaintiffs allege they were Zynga players who were affected by the Data Incident. Similar to all the foregoing plaintiffs, the Oeste plaintiffs seek to represent a nationwide class and generally allege that Zynga failed to adequately or reasonably protect their PII, including names, email addresses, passwords, and more; that Zynga failed to protect their PII by using outdated and unlawful password encryption methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. The Oeste plaintiffs assert claims for contractual breach, negligence, negligence per se, invasion of privacy, and claims for relief under California consumer protection and unfair competition statutes. Zynga responded to the complaint on August 31, 2020, with a motion to transfer the action to the Northern District of California. The briefing on the motion was completed on September 24, 2020, and the parties are awaiting the court’s ruling on the motion.

On August 13, 2020, plaintiff Christopher Rosiak filed a fifth class action in the Northern District of California (the “Rosiak complaint”). Plaintiff alleges similar and analogous claims to those in the Martinez (and other) actions, alleging that he suffered harm as a result of Zynga’s data breach. As in those actions, Plaintiff Rosiak also alleges multiple state law claims, including contract-based claims, negligence, and violation of California’s unfair competition, false advertising, and consumer protection statutes. Zynga is reviewing the complaint, and a response to the complaint is due 30 days after the court issues its ruling on the motions to compel arbitration that are pending in the related actions.

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

16. Subsequent Events

Acquisition of Rollic

On August 4, 2020, the Company executed a Share Sale and Purchase Agreement (the “Rollic Agreement”) with the shareholders of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), a Turkey joint stock company, pursuant to which, on October 1, 2020 (the “Rollic Closing Date”), the Company acquired (i) 80% of all issued and outstanding share capital of Rollic in exchange for consideration of $180.5 million in cash (which included an adjustment of $12.3 million related to Rollic’s estimated working capital at the Rollic Closing Date) and (ii) the remaining 20% of all issued and outstanding share capital of Rollic equally over the three years following the Rollic Closing Date (the “Step-In Periods”) payable annually based upon the achievement of specified bookings and profitability metrics by Rollic, with no maximum limit as to the additional consideration achievable, as set forth within the Rollic Agreement. The additional consideration related to the Step-In Periods (the “Step-In Consideration”) will consist of at least 50% of each payment in cash and the remainder, at the Company’s discretion, in cash and/or unregistered shares of Zynga’s Class A common stock (the “Zynga Stock”) based on the volume-weighted average closing price of the Zynga Stock during a 30 consecutive trading day period in advance of each payment. Following the end of the three year Step-In Period, Rollic will be a direct, wholly-owned subsidiary of the Company.

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

COVID-19 Update

We continue to remain focused on monitoring and assessing the COVID-19 pandemic including prioritizing the interests of our employees and players. The impact of the COVID-19 pandemic on our operations began to materialize towards the end of the first quarter of 2020. Specifically, beginning in late March, as more individuals throughout the world sheltered-in-place, we began experiencing higher levels of player engagement in our games from current, lapsed and new players, as well as a decline in advertising prices across the industry. As shelter-in-place restrictions began softening in certain areas around the world in the second quarter of 2020, our Mobile DAUs started to return to levels more consistent with prior periods.

Additionally, in mid-March, our global workforce transitioned to remote working as we closed our offices, without any material disruption to our day-to-day operations. Our global offices largely continue to remain closed, with our global studios predominately operating remotely while we continue to assess the impact of the COVID-19 pandemic on the health and safety of our employees.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the three and nine months ended September 30, 2020 and for future periods. See further discussion below in “Results of Operations” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q of the possible impact of the COVID-19 pandemic on our business.

Q3 2020 Highlights

•

Peak Acquisition. On July 1, 2020, we acquired Peak, the creators of Toon Blast and Toy Blast – which popularized the ‘collapse’ mechanic within match-3 puzzle games – for total purchase consideration of $2.1 billion, which included a mix of both cash and Zynga common stock.

•

Rollic Acquisition. On August 4, 2020, we entered into a Share Sale and Purchase Agreement to acquire Rollic, which was completed effective October 1, 2020, marking our entrance into the mobile games hyper-casual market.

•	Game Launch. In September 2020, we launched Harry Potter: Puzzles & Spells worldwide on mobile platforms.
•	Mobile Growth. We delivered our best mobile revenue and bookings performance in Zynga history, with mobile revenue of $484.2 million and mobile bookings of $609.0 million.

Overview

We are a leading provider of social game services with approximately 83 million average mobile monthly active users (“MAUs”) in the third quarter of 2020. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, and social networking platforms, such as Facebook and Snapchat. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the third quarter of 2020, our average mobile monthly unique payers (“MUPs”) represented approximately 3.7% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Peak Acquisition

On July 1, 2020, we acquired 100% of all issued and outstanding share capital of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”), a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $2.1 billion. The total purchase consideration included $801.9 million in cash, $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties and 116,564,861 shares of Zynga Class A common stock valued at $1.1 billion at the acquisition date. Additionally, the total purchase consideration includes the acquisition date fair value of $30.9 million of cash that was retained by the Company for a period of 66 months following the Peak Closing Date as security for tax-related indemnification obligations from the prior owners of Peak (the “Deferred Consideration”). The present value of the Deferred Consideration was estimated at $23.8 million on the acquisition date.

In October 2020, we made an additional cash payment of $0.5 million related to customary closing working capital adjustments, increasing the total purchase consideration by the same amount.

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Our Performance” and detailed further in our “Critical Accounting Policies—Revenue Recognition” which is incorporated by reference to our previously-filed Annual Report on Form 10-K for the year ended December 31, 2019, mobile online game revenue is recognized ratably over the estimated average playing period of payers while platform fees and player acquisition costs are expensed as incurred. Accordingly, online game bookings from Peak’s games will initially be deferred and recognized into revenue ratably over the estimated average playing period of payers – which we expect will continue to result in a significant increase in deferred revenue for the remainder of 2020.

Rollic Acquisition

On August 4, 2020, the Company executed a Share Sale and Purchase Agreement (the “Rollic Agreement”) with the shareholders of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), a Turkey joint stock company, pursuant to which, on October 1, 2020 (the “Rollic Closing Date”), Zynga acquired (i) 80% of all issued and outstanding share capital of Rollic in exchange for consideration of $180.5 million in cash (which included an adjustment of $12.3 million related to Rollic’s estimated working capital at the Rollic Closing Date) and (ii) the remaining 20% of all issued and outstanding share capital of Rollic equally over the three years following the Rollic Closing Date (the “Step-In Periods”), payable annually based upon the achievement of specified bookings and profitability metrics by Rollic, with no maximum limit as to the additional consideration achievable, as set forth within the Rollic Agreement. The additional consideration related to the Step-In Period (the “Step-In Consideration”) will consist of at least 50% of each payment in cash and the remainder, at the Company’s discretion, in cash and/or unregistered shares of Zynga’s Class A common stock (the “Zynga Stock”) based on the volume-weighted average closing price of the Zynga Stock during a 30 consecutive trading day period in advance of each payment. Following the end of the three year Step-In Period, Rollic will be a direct, wholly-owned subsidiary of the Company. Rollic will be fully consolidated into our financial information beginning in the fourth quarter of 2020.

Rollic’s portfolio of games are generally included in a genre of mobile games referred to as “hyper-casual”. Hyper-casual games are generally typified by highly accessible game play mechanics with appeal to broad audiences globally. These games often generate substantially all of their revenue through advertising. We believe that with the acquisition of Rollic we will increase our portfolio of hyper-casual games and expand and diversify our advertising business.

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

In 2020, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the nine months ended September 30, 2020, we estimate that 49% and 46% of our revenue and 49% and 46% of our bookings were generated on Apple and Google platforms, respectively, while in the same period of the prior year, we estimate that 50% and 42% of our revenue and 49% and 46% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Revenue to Bookings:
Revenue	$503,332	$345,293	$1,358,787	$917,196
Change in deferred revenue	124,631	49,513	212,184	213,468
Bookings	$627,963	$394,806	$1,570,971	$1,130,664

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$484,182	$327,578	$1,303,805	$861,114
Change in mobile deferred revenue	124,819	49,983	211,975	216,143
Mobile bookings	$609,001	$377,561	$1,515,780	$1,077,257

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(users and payers in millions)
Average Mobile DAUs(1)	31	20	25	21
Average Mobile MAUs(1)	83	67	74	70
Average Mobile MUUs(2)	35	44	42	43
Average Mobile MUPs(2)	1.3	1.2	1.3	1.3
Mobile ABPU	$0.213	$0.202	$0.226	$0.188

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts for our mobile messenger games, Merge Magic! and games acquired from Gram Games, Small Giant and Peak and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our mobile messenger games, Merge Magic! and games acquired from Gram Games, Small Giant and Peak. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

Average Mobile DAUs and MAUs increased in the three months ended September 30, 2020 when compared to the same period of the prior year, primarily driven by contributions of the games acquired from Peak in July 2020. However, the increase in Average Mobile MAUs was partially offset by declines in mobile messenger games.

Average Mobile MUUs decreased in the three months ended September 30, 2020 compared to the same period of the prior year, primarily due to a decrease in Mobile MAUs from Zynga Poker and our casual card games. Average Mobile MUPs increased primarily due to an increase in payers in our casual card games. Finally, Mobile ABPU increased due to an increase in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile payer bookings, average Mobile MUPs and monthly unique mobile payer bookings per Mobile MUP:

	Three Months Ended September 30,
	2020	2019
Average monthly unique mobile payer bookings (in millions)(1)	$62	$48
Average Mobile MUPs (in millions)(2)	1.3	1.2
Monthly unique mobile payer bookings per Mobile MUP(3)	$47	$40

(1)

Average monthly unique mobile payer bookings represent the monthly average amount of mobile bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers and excludes mobile bookings from certain payment methods for which we cannot quantify the number of unique payers and bookings from advertising and other. Accordingly, mobile bookings from our mobile messenger games, Merge Magic! and our games acquired from Gram Games, Small Giant and Peak are excluded.

(2)

Excluded from Mobile MUPs are players of our mobile messenger games, Merge Magic!, and games acquired from Gram Games, Small Giant and Peak. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of the Company’s other games during the applicable time periods.

(3)	Monthly unique mobile payer bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer bookings by average Mobile MUPs.

When comparing the three months ended September 30, 2020 to the same period of the prior year, average monthly unique mobile payer bookings increased primarily due to the contribution from our slots portfolio and CSR Racing 2. Average monthly unique mobile payer bookings per Mobile MUP increased due to a greater increase in average monthly unique mobile payer bookings relative to the increase in average Mobile MUPs.

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

Licensed branding. In addition to player acquisition costs, we utilized licensed intellectual property to grow and retain our player audience. We incur licensing fees related to the use of intellectual property within our games, and our gross margins can be affected by the mix of player purchases from games in which we own the intellectual property as compared to games in which we license certain intellectual properties. For example, we use licensed intellectual property as creative assets in games such as Game of Thrones™ Slots Casino, Harry Potter: Puzzles & Spells, Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property for Star Wars™. While overall bookings within these games will benefit our revenue, a shift in the mix of our revenue towards such games using licensed intellectual property could decrease our gross margins.

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

Results of Operations

While we are not able to determine the quantifiable impact strictly attributable to the COVID-19 pandemic on our results of operations, the overall increase in certain aspects of our results during the second quarter of 2020 largely aligns with the timing of individuals sheltering-in-place throughout the world, which in turn impacted our reported results for the nine months ended September 30, 2020. For example, during the second quarter of 2020, we experienced an increase in our average player monetization and mobile online game revenue, while also realizing lower average advertising prices per unit for advertising inventory within our games. Further, largely during the second quarter of 2020, we recognized additional opportunities to invest in marketing across our portfolio of games, given the lower average prices per advertising unit.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Online game:
Mobile	$418,034	$265,836	57%	$1,116,927	$672,449	66%
Other(1)	17,977	15,815	14%	51,625	50,074	3%
Online game total	$436,011	$281,651	55%	$1,168,552	$722,523	62%
Advertising and other:
Mobile	$66,148	$61,742	7%	$186,878	$188,665	(1)%
Other(1)	1,173	1,900	(38)%	3,357	6,008	(44)%
Advertising and other total	$67,321	$63,642	6%	$190,235	$194,673	(2)%
Total revenue	$503,332	$345,293	46%	$1,358,787	$917,196	48%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total revenue increased $158.0 million in the three months ended September 30, 2020 as compared to the same period of the prior year, while bookings increased $233.2 million over the same period.

Mobile online game revenue and other online game revenue increased $152.2 million and $2.2 million, respectively, in the three months ended September 30, 2020 as compared to the same period of the prior year, resulting in a total online game revenue increase of $154.4 million.

The increase in mobile online game revenue of $152.2 million was primarily attributable to increases in mobile revenue from Empires & Puzzles, Game of Thrones™ Slots Casino, Wizard of Oz Slots, Willy Wonka Slots, Hit It Rich! Slots, and our casual card games in the amounts of $50.8 million, $14.0 million, $6.2 million, $5.3 million, $5.2 million and $5.1 million, respectively, due to the overall increase in bookings in these games. These increases were further supplemented by an increase in mobile revenue from Merge Magic! in the amount of $26.0 million as the game launched in September 2019 and the addition of mobile revenue from Toon Blast and Toy Blast, in the amounts of $19.1 million and $9.0 million, respectively, as these games were acquired in July 2020. Finally, the increase was also attributable to increases in mobile revenue from Merge Dragons! in the amount of $10.4 million due to higher amortization of prior period deferred revenue.

The increase in other online game revenue of $2.2 million was primarily attributable to increases in web revenue from Game of Thrones™ Slots Casino and Hit It Rich! Slots in the amounts of $1.8 million and $1.0 million, respectively, due to the overall increase in bookings in these games.

In the three months ended September 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 16%, respectively, of our online game revenue for the period. In the three months ended September 30, 2019, Merge Dragons!, Empires & Puzzles and Zynga Poker were our top online revenue-generating games and comprised 22%, 21% and 10% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 77% of online game revenue in the three months ended September 30, 2020 and 76% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 23% of online game revenue in the three months ended September 30, 2020 and 24% of online game revenue in the same period of the prior year. The estimated weighted average life of durable virtual items was nine months for the three months ended September 30, 2020 and 2019.

Mobile advertising revenue increased $4.4 million in the three months ended September 30, 2020 as compared to the same period of the prior year, while other advertising and other revenue decreased $0.7 million, resulting in a net advertising and other increase of $3.7 million.

The increase in mobile advertising revenue of $4.4 million was primarily due to a $6.8 million increase in mobile in-game display advertising revenue, primarily driven by advertising inventory optimizations in our Words with Friends games, as well as a higher average price per mobile in-game display advertising unit across our portfolio. The increase in mobile advertising revenue was partially offset by a decrease of $2.3 million in revenue from in-game offers, engagement advertisements and other revenue primarily driven by Merge Dragons! and a lower average price per advertising unit across our portfolio.

International revenue as a percentage of total revenue was 38% in both the three months ended September 30, 2020 and 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total revenue increased $441.6 million in the nine months ended September 30, 2020 as compared to the same period of the prior year, while bookings increased $440.3 million over the same period.

Mobile online game revenue and other online game revenue increased $444.5 million and $1.5 million, respectively, in the nine months ended September 30, 2020 as compared to the same period of the prior year, resulting in a total online game revenue increase of $446.0 million.

The increase in mobile online game revenue of $444.5 million was primarily attributable to increases in mobile revenue from Empires & Puzzles, Merge Dragons!, Wizard of Oz Slots, Willy Wonka Slots, and our casual card games in the amounts of $190.5 million, $84.2 million, $14.9 million, $10.3 million and $8.2 million, respectively, due to the overall increase in bookings in these games. These increases were further supplemented by the increases in mobile revenue from Merge Magic! and Game of Thrones™ Slots Casino in the amounts of $64.5 million and $44.2 million, respectively, as the games launched in September 2019 and May 2019, respectively. Furthermore, mobile revenue increased due to the addition of mobile revenue from Toon Blast and Toy Blast in the amounts of $19.1 million and $9.0 million, respectively, as these games were acquired in July 2020.

The increase in other online game revenue of $1.5 million was primarily attributable to increases in web revenue from Game of Thrones™ Slots Casino and Hit It Rich! Slots in the amounts of $4.6 million and $1.4 million, respectively, due to the overall increase in bookings in these games. These increases were offset by a decrease in web revenue from FarmVille 2 in the amount of $4.2 million, due to the overall decline in bookings in the game.

In the nine months ended September 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 18%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2019, Merge Dragons!, Empires & Puzzles, Zynga Poker and CSR Racing 2 were our top online revenue-generating games and comprised 18%, 14%, 12% and 10%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Durable virtual items accounted for 75% of online game revenue in the nine months ended September 30, 2020 and 72% of online game revenue in the same period of the prior year. Consumable virtual items accounted for 25% of online game revenue in the nine months ended September 30, 2020 and 28% of online game revenue in the same period of the prior year. The estimated weighted-average life of durable virtual items was ten months in the nine months ended September 30, 2020, compared to nine months in the same period of the prior year.

Other advertising and other revenue decreased $2.6 million and mobile advertising revenue decreased $1.8 million in the nine months ended September 30, 2020 as compared to the same period of the prior year, resulting in a total advertising and other decrease of $4.4 million.

The decrease in other advertising and other revenue of $2.6 million was primarily due to a decrease in web advertising revenue. The decrease in mobile advertising revenue of $1.8 million was primarily due to a $3.2 million decrease in mobile in-game display advertising revenue, primarily driven by the conclusion of strategic display advertising partnerships. Further, the decrease in mobile advertising revenue from in-game display advertisements was supplemented by a lower average price per advertising unit across our portfolio. The overall decrease in mobile advertising revenue was partially offset by an increase of $1.7 million in revenue from mobile in-game offers, engagement advertisements and other revenue, primarily driven by a strategic partnership and availability of advertising inventory for Merge Magic! as a result of its launch in September 2019.

International revenue as a percentage of total revenue was 39% and 37% in the nine months ended September 30, 2020 and 2019, respectively.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$235,940	$133,859	76%	$561,350	$382,374	47%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Cost of revenue increased $102.1 million in the three months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $68.5 million in payment processing fees from increased bookings generated from mobile payment processors and $29.5 million from the amortization of intangible assets, both of which were largely driven by the Peak acquisition.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Cost of revenue increased $179.0 million in the nine months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $132.4 million in payment processing fees from increased bookings generated from mobile payment processors, $29.5 million from the amortization of intangible assets, which was largely driven by the Peak acquisition, $11.6 million in royalty expense, which includes $4.2 million of accelerated expense in the second quarter of 2020 due to discontinuation of licensed IP, and $4.3 million in hosting costs.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$165,947	$137,487	21%	$591,744	$401,461	47%

Three Months Ended September 30, 2020 Compared to Three Months September 30, 2019

Research and development expenses increased $28.5 million in the three months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $13.4 million in stock-based compensation and $6.8 million in headcount-related expenses, both of which were largely driven by the Peak acquisition, and $2.5 million related to outside services. The increase was further supplemented by a $6.0 million net increase of expense related to fair value adjustments associated with our contingent consideration obligations related to our Gram Games and Small Giant acquisitions.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Research and development expenses increased $190.3 million in the nine months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to a $165.5 million net increase of expense related to fair value adjustments associated with our contingent consideration obligations related to our Small Giant and Gram Games acquisitions, $12.6 million in stock-based compensation and $4.7 million in headcount-related expenses, both of which were largely driven by the Peak acquisition, $4.8 million related to outside services and $2.3 million over overhead costs, primarily related to rent expense for our San Francisco headquarters.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$186,999	$120,836	55%	$444,822	$336,376	32%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Sales and marketing expenses increased $66.2 million in the three months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $64.1 million in player acquisition costs, primarily related to the games acquired from Peak, as well as Harry Potter: Puzzles & Spells and Merge Magic!, which launched in September 2020 and September 2019, respectively, partially offset by a net decrease across our remaining portfolio of games.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Sales and marketing expenses increased $108.4 million in the nine months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $98.5 million in player acquisition costs, primarily related to the games acquired from Peak, as well as Harry Potter: Puzzles & Spells and Merge Magic!, which launched in September 2020 and September 2019, respectively, partially offset by a net decrease across our remaining portfolio of games. The increase was further supplemented by increases of $3.1 million in headcount-related expenses, $2.5 million in stock-based compensation, $2.2 million in overhead costs, primarily related to rent expense for our San Francisco headquarters, and $1.9 million in expensed software costs.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$36,081	$26,774	35%	$103,479	$73,517	41%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

General and administrative expenses increased $9.3 million in the three months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to increases of $4.7 million in acquisition related-transaction costs, $3.0 million in stock-based compensation, $0.9 million in legal expenses and $0.7 million in depreciation expense.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

General and administrative expenses increased $30.0 million in the nine months ended September 30, 2020 compared to the same period of the prior year. After excluding the one-time benefit from the $9.7 million net settlement of the derivative litigation received and recognized in the first quarter of 2019, general and administrative expenses increased $20.3 million, primarily due to increases of $7.8 million in stock-based compensation, $4.6 million in legal expenses, $3.6 million in acquisition related-transaction costs, $2.9 million in facility-related costs and $2.2 million in charitable donations.

Interest income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$1,029	$6,597	(84)%	$10,152	$7,929	28%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Interest income decreased $5.6 million in the three months ended September 30, 2020 compared to the same period of the prior year. The decrease was primarily attributable to a lower average amount invested in short and long-term investments.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Interest income increased $2.2 million in the nine months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in short and long-term investments.

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense	$7,322	$6,728	9%	$21,238	$10,158	109%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Interest expense increased $0.6 million in the three months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to $0.3 million of interest expense associated with the accretion of the Deferred Consideration from the Peak acquisition.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Interest expense increased $11.1 million in the nine months ended September 30, 2020 compared to the same period of the prior year. The increase was primarily attributable to an increase of $12.5 million in interest expense related to the Notes issued in June 2019, partially offset by a decrease of $1.7 million in interest expense related to our revolving credit facility that was repaid in the second quarter of 2019.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Other income (expense), net	$(3,051)	$313,757	NM	$(4,810)	$321,009	NM

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Other income (expense), net decreased $316.8 million in the three months ended September 30, 2020 compared to the same period of the prior year. The decrease was primarily attributable to the $314.2 million gain recognized on the sale of the Company’s headquarters in the third quarter of 2019 (the “Building Sale”).

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

Other income (expense), net decreased $325.8 million in the nine months ended September 30, 2020 compared to the same period of the prior year. The decrease was primarily attributable to the $314.2 million gain recognized on the Building Sale in the third quarter of 2019 and subsequent elimination of $6.9 million of net rental income as a result of the Building Sale.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$(8,773)	$9,880	NM	$17,927	$(3,177)	NM

Altera Corp v. Commissioner Ruling

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued an opinion in Altera Corp v. Commissioner (the “Altera matter”), reversing a prior 2015 U.S. Tax Court decision. Specifically, the Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On June 22, 2020, the U.S. Supreme Court denied hearing a petition to review the Ninth Circuit’s ruling. The Company is not a named party in the Altera matter, but as a result of the ruling, Zynga’s prior tax position of not including stock-based compensation expenses in its cost share with its affiliates was revised. This resulted in the recognition of a one-time current federal and state tax expense totaling $9.4 million, which was recognized as a provision for income taxes during the nine months ended September 30, 2020, as the Company revised its position in the second quarter of 2020. The full tax liability associated with the Altera matter was partially offset by the use of deferred tax credit carryforward assets, which equally reduced the Company’s valuation allowance against its deferred tax assets.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The provision for (benefit from) income taxes had a net change of $18.7 million when comparing the three months ended September 30, 2020 to the same period of the prior year. The current period benefit from income taxes was primarily driven by the post-acquisition statutory operating losses of Peak, partially offset by incremental tax expense from post-acquisition statutory operating profits of Small Giant and Gram Games. Further, the provision for income taxes in the prior period included a net increase in income tax as a result of the Building Sale and an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”) of the 2017 Tax Act.

Nine Months Ended September 30, 2020 Compared to Nine Months September 30, 2019

The provision for (benefit from) income taxes had a net change of $21.1 million when comparing the nine months ended September 30, 2020 to the same period of the prior year. The current period provision for income taxes was primarily driven by the post-acquisition statutory operating profits of Small Giant and Gram Games, as well as income tax expense related to the Altera matter, which more than offset the benefit in the prior period post-acquisition statutory operating losses for Small Giant and Gram Games, current period benefit from the post-acquisition statutory operating losses of Peak, prior period income tax that resulted from the Building Sale and prior period income tax related BEAT.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(16,074)	$(18,799)
Depreciation and amortization	87,087	59,818
Cash flows provided by (used in) operating activities	223,263	168,779
Cash flows provided by (used in) investing activities	175,868	(568,185)
Cash flows provided by (used in) financing activities	(90,404)	457,827

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

As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and short and long-term investments of $758.0 million and $1.5 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds and foreign certificates of deposit and time deposits. Refer to above under “Rollic Acquisition” for discussion on the use of $180.5 million of cash associated with our October 1, 2020 acquisition of Rollic.

Convertible Senior Notes and Capped Call Transactions

In June 2019, we issued $690.0 million aggregate principal amount of the Notes, with an initial conversion rate of 120.3695 shares of our Class A common stock (equal to an initial conversion rate of $8.31 per share), subject to adjustment in some events as specified in the Indenture. The Notes are senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our current or future subsidiaries (including trade payables). The Indenture does not contain any financial covenants.

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

As of September 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

As of September 30, 2020, we had no amounts outstanding under the Credit Facility.

The Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of and for the three and nine months ended September 30, 2020. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the Credit Agreement):

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

Share Repurchases

In April 2018, the 2018 Share Repurchase Program was authorized for up to $200.0 million of our outstanding Class A common stock. During the three months and nine months ended September 30, 2020, no share repurchases were made and as of September 30, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net loss of $376.4 million is adjusted to exclude certain non-cash items, operating activities provided $223.3 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2020. Significant non-cash, cash equivalent or restricted cash items included stock-based compensation expense of $84.9 million and depreciation and amortization of $87.1 million. Further, the non-cash expense associated with the increase in the Small Giant and Gram Games contingent consideration obligations drove a $335.7 million increase in our operating liabilities during the nine months ended September 30, 2020.

The change in our operating assets and liabilities during the nine months ended September 30, 2020 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $72.3 million inflow of cash, cash equivalents and restricted cash, primarily due to inflows from deferred revenue of $210.2 million, largely driven by the Peak acquisition and income tax payables of $19.3 million, primarily driven by income tax expense from post-acquisition statutory operating profit of Small Giant and Gram Games. The inflow was partially offset by cash outflows included in operating activities related to a portion of the total acquisition-related contingent consideration payments made to the former owners of Small Giant and Gram Games in the amounts of $73.5 million and $52.8 million, respectively, further supplemented by outflows from accounts receivable, net of $28.5 million, which was primarily driven by the timing of cash receipts from one of our largest payment processors and an increase in bookings.

Investing Activities

Investing activities provided $175.9 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2020. The primary inflow of cash, cash equivalents and restricted cash associated with investing activities was $1.0 billion of investment maturities and sales, net of purchases, primarily to fund the Peak and Rollic acquisitions. The inflow of cash, cash equivalents and restricted cash associated with investing activities was partially offset by outflows of $791.1 million associated with our Peak acquisition, $30.0 million of escrow release related to our Small Giant acquisition and $16.1 million of capital expenditures, primarily related to leasehold improvements.

Financing Activities

Financing activities used $90.4 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2020. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant and Gram Games included in financing activities of $48.1 million and $15.5 million, respectively. The outflow of cash, cash equivalents and restricted cash was further supplemented by $42.9 million related to the taxes paid on behalf of employees related to the net settlement of equity awards, partially offset by $16.1 million of proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three and nine months ended September 30, 2020, other than disclosed under “Guarantees”.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the current rent and related payments, the maximum exposure to the Company is estimated to be $1.3 million as of September 30, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of September 30, 2020, the fair value of this guarantee is not material.

Contractual Obligations (1)

Year ending December 31:	Operating Leases	Licensor and Marketing	Other	Total
Remaining 2020	$6,088	$5,375	$6,650	$18,113
2021	23,410	10,875	18,682	52,967
2022	19,696	375	5,650	25,721
2023	18,676	10,375	415	29,466
2024	16,362	—	—	16,362
2025	13,005	—	—	13,005
Thereafter	77,950	—	—	77,950
Total	$175,187	$27,000	$31,397	$233,584

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $25.6 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Small Giant and Gram Games acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. During the first quarter of 2020, we paid $121.6 million to the former owners of Small Giant for its performance during the first annual contingent consideration period and during the third quarter of 2020, we paid $68.3 million to the former owners of Gram Games for its performance during the second annual contingent consideration period.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in October 2020 to set the third and final contingent consideration payment at $75.0 million that will be paid in third quarter of 2021. The Company revised its measurement of the remaining contingent consideration obligation as of September 30, 2020 by calculating the present value of the final payment, which was estimated at $73.7 million.

With respect the remaining Small Giant contingent consideration obligation, as of September 30, 2020, the estimated fair value was $392.2 million, of which $221.0 million represents a current liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. However, should financial market conditions worsen in the future, including any potential impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

As a result of the COVID-19 pandemic, we have temporarily closed Zynga offices around the world (including our corporate headquarters in San Francisco, California) and implemented travel restrictions. Towards the end of the first quarter, we implemented a remote working program across our global studios and supporting locations, and we have engaged with significant vendors (such as Amazon), platform providers (such as Apple and Google), advertising partners (such as Facebook and Unity) and other business partners to understand their operating conditions and continue to evaluate our business continuity plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic, including any potential future waves of the COVID-19 pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers. During the COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including preparing for a prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare, and caring for themselves, family members or other dependents who are or may become ill. If we seek to access the capital markets or increase our borrowing, there can be no assurance that financing and credit may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The effects of the COVID-19 pandemic on society and player behavior are highly uncertain. For example, primarily during the second quarter of 2020, we saw increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. Since then, in the second half of the second quarter and through the third quarter of 2020, audience levels have started to return to levels more consistent with prior periods, while player engagement and monetization remains strong. These changes in player activity may not be indicative of our financial and operating results in future periods. Furthermore, there is no assurance that player behavior will not further decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. As we proceed toward the end of 2020, we have seen the return of shelter-in-place and curfew mandates in certain geographies, and it remains unclear what impact the entry of seasonal flu season and winter weather will have on the COVID-19 pandemic and our operations, and there is no certainty how these developments may affect our operations and player behavior.

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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the COVID-19 pandemic, the extent and effectiveness of containment actions, progress towards widespread rapid testing, effective treatment alternatives and a vaccine, and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

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

Successfully monetizing “free-to-play” games is difficult, and requires that we deliver valuable and entertaining player experiences that a sufficient number of players will pay for or that we are able to otherwise sufficiently monetize our games (for example, by serving in-game advertising). The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences.  If our games do not meet consumer expectations, or if they are not brought to market in a timely and effective manner, our revenue and financial performance will be negatively affected.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, Glu Mobile, Jam City, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, Roblox, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as Giant Interactive, NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games, or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. During the nine months ended September 30, 2020, we derived 49% of our revenue and bookings on Apple platforms and 46% of our revenue and bookings on Google platforms. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at Apple, Google and other platform providers to understand their operations and have evaluated our business disruption plans. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures.  As another example, in September 2020 Apple announced that, in early 2021, iOS 14 will require its users, on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads.  We are continuing to evaluate how these rules or announced changes may affect our business, operations and financial results.

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

In particular, it is difficult to predict if, when, or how quickly bookings from one of our games may begin to decline. This difficulty may be exacerbated in the short- to intermediate-term by increased uncertainty about player behavior related to the COVID-19 pandemic. These levels of player activity may not sustain over the short-term or longer-term, and there is no assurance that player behavior will not decrease, including below historic levels, as the full impacts of the COVID-19 pandemic on society and the global economy become more clear. In general, the success of our business depends on our ability to consistently and timely launch new games and features that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods to meet our quality standards and our players’ expectations. If declines are higher than expected in a particular quarterly period, we experience delays in the launch of new games or features and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired a controlling interest in Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak after having purchased its casual card game division in the fourth quarter of 2017, and in October 2020 we acquired a controlling interest in Rollic.  Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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
•

the need to implement controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, particularly, with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with data privacy and protection and other laws and regulations protecting the rights of players and customers, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;

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

Compared to all players who play our games in any period, only a small portion are paying players. For the third quarter of 2020, we had approximately 1.3 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Games and games acquired as part of our Gram Games, Small Giant and Peak acquisitions), who represented approximately 3.7% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines or if the average amount our players pay declines (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), our business may not grow and our financial results will suffer.

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

Cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions have resulted in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the social game industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

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

In September 2019, we announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation was immediately commenced and leading advisors and third-party forensics firms were retained to assist. The investigation revealed that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed.  We provided notifications to players, investors, regulators and other third parties, where we believed notice was required or appropriate.  We may continue to experience increased costs related to our response to the Data Incident and our efforts to further enhance our security measures. In addition, it is possible that the Data Incident may result in loss of players and partners, harm to our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities. We are currently subject to consumer class action complaints filed in connection with the Data Incident, as further described in the section titled “Legal Matters” included in Note 15 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. While we intend to defend ourselves vigorously against the claims asserted, we cannot anticipate the potential outcomes, costs and expenses associated with these and any future lawsuits. Although we maintain insurance, the amount of our insurance may not cover the costs associated with such consumer class actions.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. On November 3, 2020, California voters approved an initiative that will modify the CCPA significantly when it goes into effect in 2022, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate. For example, in July 2020, the European Union-U.S. Privacy Shield, on which we historically relied for the transfer of certain data from the European Union to the U.S., was invalidated by the Court of Justice of the European Union (CJEU). In addition, other bases upon which Zynga relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. Although the CJEU upheld the validity of SCCs in July 2020, subject to certain conditions, future regulatory guidance could result in changes to our use of SCCs. If one or more of the legal bases for transferring data from Europe to the United States is invalidated or the transfer frameworks are amended, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we operate and require us to change our data processing policies and measures, which may be burdensome and difficult to undertake successfully, and could adversely affect our financial results. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other data of players and other individuals, may result in governmental investigations and enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us and other harm to our reputation, which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with, such as players, vendors or developers violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition or results of operations.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of September 30, 2020, we had an accumulated deficit of $2.2 billion.

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

Certain of our key metrics, including Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs, and Mobile ABPU are calculated using data tracked by our internal analytics systems based on tracking activity of user accounts.  The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and our recently acquired operations, and factors relating to user activity and systems may impact these numbers. For example, although we now only report Mobile DAUs and Mobile MAUs, for the fourth quarter of 2018, we excluded December web DAUs and MAUs for Zynga Poker and instead used an average of Zynga Poker player activity for October and November 2018 due to an increased volume of apparent, web-based player activity in that game that we were unable to reliably validate and de-duplicate. The calculation of our key metrics and examples of how user activity and our systems may impact the calculation of these metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Measures and Metrics.”

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2020, approximately 24% of our employees had been with us for less than one year and approximately 44% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we will devote increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees.

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

While most of the intellectual property we use in our games is created by us, we also acquire rights to third-party intellectual property. For example, we use licensed intellectual property as creative assets in games such as Game of Thrones™ Slots Casino, Harry Potter™: Puzzles & Spells, Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property such as Star Wars™.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Because of this ruling, several social casino gaming companies are facing class-action suits in Washington State. We disagree with this ruling and are continuing to monitor these cases and the related legislative proceedings in Washington State aimed at clarifying the applicability of the specific anti-gambling law to social casino games. In Australia, a member of federal parliament introduced a bill in June 2020 seeking to ban social casino games in the country because, in part, such games groom children and young adults for real-money gambling later in life. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport in September 2020 launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as Empires & Puzzles, CSR Racing 2, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

(*) We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, and use our intellectual property and the valuation of our intercompany transactions.  The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. In the third quarter of 2020, we made changes to our international structure including migrating certain intellectual property back to the United States in order to align the global economic ownership of the intellectual property with our current and future business operations. Our current and historical corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and results of operations. In addition, changes to our corporate structure and intercompany agreements, including through acquisitions, could impact our worldwide effective tax rate and harm our financial position and results of operations.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2019 and September 30, 2020, the trading price of our Class A common stock ranged from a low of $5.63 per share to a high of $10.69 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in response to the COVID-19 pandemic, continuing containment efforts and initiatives taken to support global economies and workers. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation in the past. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

The capped call transactions may affect the price of our Class A common stock.

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. The capped call transactions initially cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Notes, as the case may be, as a result of conversion of the Notes.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of the Notes). This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock.

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

While we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, if we are unable to maintain adequate internal controls for financial reporting in the future due to the COVID-19 pandemic or any other reason, or if our auditors are unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act of 2002, investor confidence in the accuracy of our financial reports may be impacted or the market price of our Class A common stock could be negatively impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

On July 1, 2020, we acquired 100% of all issued and outstanding share capital of Peak pursuant to a Share and Purchase Agreement dated May 31, 2020. At closing, we paid approximately $921.9 million in cash, accrued an obligation to pay Deferred Consideration valued at $23.8 million on the acquisition date and issued 116,564,861 shares of our Class A common stock in a private placement pursuant to certain exemptions from the registration requirements of Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Stock repurchases during the third quarter of 2020, which were all made pursuant to the 2018 Share Repurchase Program, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2020	—	$—	—	$173,847,972
August 1 - August 31, 2020	—	$—	—	$173,847,972
September 1 - September 30, 2020	—	$—	—	$173,847,972
Total	—	$—	—

(1)

In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Share Sale and Purchase Agreement relating to the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	8/5/2020

2.2	Amendment Agreement dated as of 1 October 2020 relating to the Share Sale and Purchase Agreement dated 4 August 2020 for the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.2	10/2/2020

2.3

Amendment Agreement dated as of 22 October 2020 relating to the Share Sale and Purchase Agreement dated 25 May 2018 for the sale and purchase of the entire issued share capital of Gram Games Teknoloji Anonim Şirketi between the Sellers’ Representative and Zynga Inc. as Purchaser

X

10.1	Consent to Credit Agreement, dated as of July 1, 2020, among Zynga Inc., as borrower, Big Dog Holdings LLC., as guarantor subsidiary, and Bank of America, N.A., as lender					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on November 5, 2020.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ Gerard Griffin
Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)