Form 10-K
period 2020-12-31
ZYNGA INC
filed 2021-02-26
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based upon the closing price of $9.54 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $8.5 billion, which excludes 71.3 million shares of the registrant’s common stock held on June 30, 2020 by then current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of January 31, 2021, there were 1,082,996,975 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, social networking platforms, such as Facebook and Snapchat, Personal Computers (PCs), consoles, such as Nintendo’s Switch game console, and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We have been a pioneer in social gaming and in making “play” a core activity on mobile devices and social networking platforms. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Established Portfolio of Social Games. We operate a number of popular social games including CSR Racing 2, Empires & Puzzles, FarmVille, Merge Dragons!, Merge Magic!, Toon Blast, Toy Blast, Words With Friends and Zynga Poker, as well as our Social Slots, Casual Cards and hyper-casual game portfolios.

•	Engaged and Global Community of Players. In the fourth quarter of 2020, we had an average of 36 million Mobile DAUs and 134 million Mobile MAUs.
•

Scalable Technology and Data. We leverage our technology to increase player engagement, including by continually enhancing existing games, and launching and acquiring new games to grow the Zynga portfolio. We believe our scale results in network effects that deliver compelling value to our players, and we are committed to making significant investments to grow our community of players and their engagement and monetization over time. We believe that combining data analytics with creative game design enables us to create a superior player experience.

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

•

Proven brands in popular genres on a growing platform. We have a highly-diversified portfolio of established brands such as CSR Racing, Empires & Puzzles, FarmVille, Hit it Rich! Slots, Merge Dragons!, Merge Magic!, Toon Blast, Toy Blast, Words With Friends and Zynga Poker in the categories of Action Strategy, Casual, Invest Express and Social Casino. Mobile gaming is the largest and fastest growing gaming platform, and we are committed to leveraging our experience in live services to grow our existing portfolio of games and introduce new titles based on owned and licensed intellectual properties.

•

Talented teams and strong analytics. We have passionate teams of people focused on developing new games and increasing the effectiveness and predictability of our live games through our strategy of releasing innovative bold beats – new content and game play modes that engage and attract current, lapsed and new audiences. Our teams balance the art and science of game making by combining creative innovation with a player-centric, data driven approach to surprise and delight players. Our talented teams combined with our proprietary tools and technologies comprise our highly scalable live services platform, which includes product management, data science, user acquisition and advertising capabilities.

•

Engage with our players where they prefer to play. We have designed our organization and initiatives with a ‘mobile-first’ perspective because we believe in the power and proliferation of mobile devices to offer engaging experiences to our players.  Recent years have seen many advances in mobile computing power, mobile device storage and 4G and 5G wireless broadband availability, and we believe that these and future advances will enable us to expand our cross-platform play and engage with our players on whichever device they prefer to play our games – including PCs and video game consoles. We intend to offer our game development teams the ability to build the games that they love for all of the world’s players.

Our Leading Portfolio of Social Games

Our strategy is focused on growing, creating and acquiring games that we believe will stand the test of time and have the potential to engage players for years as enduring entertainment brands. Our portfolio of game franchises includes:

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

•	Toon Blast – a level-based puzzle game where players create powerful combinations and progress through challenging obstacles as they travel through an immersive, magical cartoon world.
•	Toy Blast – a fascinating color-matching puzzle game where players eliminate toy blocks and test their skills through challenging levels.
•

Words With Friends – a word game featuring friendly competition that allows players to quickly connect with their friends and family, while also providing the opportunity to build relationships throughout the game experience.

•	Zynga Poker – an exciting card game that allows our players to experience the thrill of the win as they compete against friends and family in one of their favorite casino card games.
•	Social Slots – a portfolio of slots games that deliver players authentic, Vegas-style mobile gameplay with a diverse mix of popular entertainment brands.
•	Casual Cards – a collection of classic single player and tournament style card games including Solitaire, Gin, Spades and Okey with communities of skilled players.
•	Hyper-casual – highly accessible games that offer instant gameplay and appeal to broad audiences globally.

Our Network

At the core of Zynga’s live services platform is our first-party data network, which captures key insights about how our players are interacting with our games. We use this data to deliver highly engaging interactive experiences for our players, optimize our user acquisition and determine how to best monetize our games, including advertising. By leveraging the scale of our audience base and investing in additional advertising technologies and solutions, we have the ability to expand our access to advertising data and unlock more value from Zynga’s network of games.

Within our live services, we are also focused on creating and supporting social networks within our games. We believe it is more fun for players to engage in our games with their friends and family. Players also progress faster in our games by connecting with their friends and other players in our network to get what they need to complete quests, obtain virtual items and enhance their experience. We aspire to leverage our existing and new games to bring the best social playing experiences to our audience. Our network enables users to discover new games, find and connect with new friends and challenge, cooperate and compete with their friends, all of which drive higher user engagement.

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

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in 2020, our average Mobile MUPs represented approximately 3.4% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.” Because the opportunity for social interactions increases as the number of players increase, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 49%, 48% and 45% of our online game revenue in 2020, 2019 and 2018, respectively. In 2020, our top three online game revenue-generating games were Empires & Puzzles, Merge Dragons! and Zynga Poker.

Advertising.  Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players while allowing continued operation of a free-to-play business model. Our advertising offerings include:

•	Mobile Advertisements in our mobile games that include banner and interstitial advertisements;
•	Engagement Advertisements and Offers in which players can participate in watch-to-earn engagements or other offer engagements;
•	Branded Virtual Items and Sponsorships that integrate relevant advertising and messaging within game play.

Our Words With Friends games generated a substantial portion of our advertising revenue in 2020, 2019 and 2018.

Marketing and Distribution

Agreements with Marketing Partners

We have been able to build a large community of players through the discovery of our apps in mobile platform app stores, the viral and social features built into the network effects of our games, as well as the cross-promotion of our games to our existing audience. However, we also acquire our players through paid advertising channels. We advertise our games primarily within other mobile applications and on social networks, often through in-app and other advertising partners such as Facebook and Google. In 2020, 2019 and 2018 we incurred $583.1 million, $377.2 million and $157.7 million, respectively, of these player acquisition costs.

Agreements with Apple and Google

Our revenue depends on our continued ability to publish our games on mobile platforms, primarily Apple’s iOS and Google’s Android. In 2020, we derived 49% of our revenue and 50% of our bookings through Apple and 46% of our revenue and bookings through Google. Our use of mobile platforms and data derived from mobile platforms is governed by the standard terms of service of the mobile platforms. Any of these operators could unilaterally alter their terms of service in a manner that could harm our business.

Research and Development

We believe continued investment in enhancing existing games and developing new games, including investment in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $713.7 million, $505.9 million and $270.3 million in 2020, 2019 and 2018, respectively. Our total research and development expenses included stock-based compensation expense of $73.4 million, $47.0 million and $42.2 million in 2020, 2019 and 2018, respectively, and contingent consideration expense associated with our various acquisitions of $359.3 million, $201.6 million and $5.5 million in 2020, 2019 and 2018, respectively.

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

We protect our intellectual property rights by relying on federal, state and common law protections, as well as contractual restrictions. We actively seek patent protection covering our inventions and we acquire patents we believe may be useful or relevant to our business. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to infringing uses of our trademarks, copyrights and domain names by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names and patents to protect our games and other intellectual property. We typically own the copyrights to the software code to our content, as well as the trademarks for the brands or titles under which our games are marketed. We pursue the registration of our domain names, copyrights, trademarks, patents and service marks in the U.S. and, for some, in locations outside the U.S. Our registered trademarks in the U.S. include “Zynga” and the names of our games, among others.

Competition

We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other social game developers on the basis of a number of factors, including quality of player experience, brand awareness, reputation and access to distribution channels.

We believe we compete favorably on these factors. However, our industry remains highly competitive and is evolving rapidly. Other developers of social games could develop more compelling content that competes with our social games and adversely affects our ability to attract and retain players and their entertainment time. These competitors, including companies of which we may not be currently aware, may take advantage of social networks, access to large user bases and their network effects to grow rapidly and virally.

Our primary competitors include:

•

Developers for Mobile Games: We face competition from a number of competitors who develop mobile games. These competitors, some of which have significant financial, technical and other resources, greater brand recognition and longer operating histories, may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, Glu Mobile, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

•

Other Game Developers and Platforms: Our players may also play other games on PCs, consoles and online streaming services, some of which include social features that compete with our social games and have community functions where game developers can engage with their players. Some of these competitors include Activision Blizzard, Electronic Arts, Epic Games, Microsoft, Nintendo, Riot Games, Roblox, SEGA, Sony, Take-Two Interactive and Ubisoft.

•

Other Forms of Media and Entertainment: We compete more broadly for the leisure time and attention of our players with providers of other forms of entertainment, such as social networking, casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content, stream video or radio, play interactive video games at home or on their computer or mobile devices rather than play social games, these content services also pose a competitive threat.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways) and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players and deliver products and services, which may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations and our operations continue to expand across the globe, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Some of our games and features are based upon traditional casino games, such as slots and poker. We have structured and operate these games and features with gambling laws in mind and believe that these games and features do not constitute gambling. Our social casino games are offered for entertainment purposes only and do not offer an opportunity to win real money.

Seasonality

Approximately 16% of our revenue was derived from the “advertising and other” category in 2020. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenue we derive from advertisements in our games. Additionally, we generally experience increases in game downloads and online game revenue in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season.

Employees & Talent Retention

As a global developer and publisher of interactive entertainment, we have office locations in the United States of America, Canada, the United Kingdom, Ireland, India, Turkey and Finland. Our future success depends upon the continued service of our key employee talent across all functions and upon our ability to continue to attract and retain qualified employees, particularly senior leadership, game designers, product managers and engineers. We offer attractive compensation packages, including salaries, benefits and other incentives that are regularly reviewed against market practices to ensure our offerings are competitive in each of our office locations. While we believe Zynga is a destination for top talent in our industry, demand for talent is highly competitive, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition. As of December 31, 2020, we had 2,245 full-time employees across our global locations, and approximately 26% of our employees had been with us for less than one year and approximately 44% for less than two years.

We are committed to the attraction, development and retention of our employees, and offer our employees the opportunities to excel and do the best work of their careers with us. Our management team is responsible for implementing our human capital management policies and procedures, with oversight from our board of directors, and considers our employees to be our most valuable resource.

We focus on the well-being of our employees and recruit new talent to Zynga by valuing the personal viewpoints and contributions of each of our employees. As we maintain a global team, we believe that each employee’s diverse background, life experiences, perspectives and insights make us stronger. To help focus our initiatives and further support our employees across the world, we have established several employee resource groups (ERGs) – each with a mission of bringing our employees together, sharing meaningful experiences, addressing challenges and building inclusive communities within Zynga.

Throughout 2020, our board of directors and management teams have met frequently to ensure that we understand the experiences of our employees during the ongoing COVID-19 pandemic, how they are managing working remotely and how we can best support our teams. To help our employees and their families adapt to the changes brought upon our society, we have offered services including counseling and employee assistance programs, updated leave of absence policies, and other measures to help address additional costs and burdens borne by our employees while working remotely.

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

We post an audio version of our earnings calls and may webcast certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and committee memberships and code of conduct, is also available on our investor relations website under the heading “Governance.” We use these channels as well as social media and our blog to communicate information about our company, our services and other issues. It is possible that the information we post on social media and our blog could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the channels listed on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to our Business and Industry

•	managing the risks related to the continuously evolving COVID-19 pandemic;
•	our ability to entertain our players, develop new games, improve the experience of our existing games and successfully monetize our games;
•	an industry that is intensely competitive and subject to rapid changes;
•	our operating results, which are volatile and difficult to predict;
•	our ability to successfully acquire or integrate acquired companies into our business or manage the growth associated with multiple acquisitions;
•	our ability to continue to launch, innovate and enhance games that players like and attract and retain a significant number of players;
•	our ability to grow our player base, or if player engagement declines, revenue, bookings and operating results will be harmed;
•	our ability to manage our game economies properly;
•	the proliferation of “cheating” programs and scam offers that seek to exploit our games and players;
•	fraudulent or unauthorized sales or purchases of virtual items used in our games through third-party websites;
•	maintaining awareness of our brand and games;
•	our ability to develop new games and features that achieve success;
•	our history of net losses and the possibility that our revenue, bookings and operating margins may decline;
•	our reliance on assumptions and estimates to calculate certain of our key metrics;
•	our core values of focusing on our players and acting for the long-term may conflict with the short-term expectations of analysts;
•	our ability to attract, retain and motivate key personnel;
•	the decline or stagnation of mobile devices as game platforms or mobile devices generally;
•	our international operations, which are subject to increased challenges and risks;

Risks Related to Our Dependence on Third Parties

•	maintaining a good relationship with our third-party platform providers, such as the Apple App Store and the Google Play Store;
•	our reliance on third-party hosting and cloud computing providers, such as Amazon Web Services;
•	competing for advertisements and offers that are incorporated into our free-to-play games and maintaining and improving our relationships with advertisers;
•	managing companies and governmental agencies that may restrict access to platforms, our website, mobile applications or the Internet generally;

•	our ability to acquire and maintain licenses to intellectual property;

Risks Related to Legal and Regulatory Compliance

•	cybersecurity attacks, including breaches, computer viruses and computer hacking attacks;
•	compliance with evolving laws and regulations, including those related to privacy, information security, data protection, tax, consumer protection and protection of minors;
•	legal proceedings that may result in adverse outcomes;
•	compliance with a variety of U.S. and foreign laws, many of which are unsettled and still developing;

Risks Related to Our Intellectual Property

•	failure to efficiently protect or enforce our intellectual property rights or manage intellectual property disputes;
•	current and future intellectual property disputes;

Risks Related to Our Indebtedness

•	limitations imposed by and risks related to the Indenture for Notes (as defined below) and the capped call transactions;

Risks Related to Our Class A Common Stock

•	the price of our common stock, which may be volatile and could fluctuate substantially;
•	provisions in our charter documents and under Delaware law that could limit certain stockholder actions;
•	our ability to implement and maintain effective internal control over financial reporting; and
•	our intention to not pay dividends for the foreseeable future.

Risks Related to Our Business and Industry

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

As a result of the COVID-19 pandemic, we have temporarily closed Zynga offices around the world (including our corporate headquarters in San Francisco, California) and implemented travel restrictions. Towards the end of the first quarter of 2020, we implemented a remote working program across our global studios and supporting locations, and we engaged with significant vendors (such as Amazon), platform providers (such as Apple and Google), advertising partners (such as Facebook and Google) and other business partners to understand their operating conditions and continue to evaluate our business continuity plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic, including any potential future waves of the COVID-19 pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers. During the COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including preparing for a prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare, and caring for themselves, family members or other dependents who are or may become ill. If we seek to access the capital markets or increase our borrowing, there can be no assurance that financing and credit may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The effects of the COVID-19 pandemic on society and player behavior are highly uncertain. For example, primarily during the second quarter of 2020, we saw increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. Since then, in the second half of the second quarter and through the remainder of 2020, audience levels have started to return to levels more consistent with prior periods, while player engagement and monetization remain strong. These changes in player activity may not be indicative of our financial and operating results in future periods. Furthermore, there is no assurance that player behavior will not further decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. As we proceed through the first quarter of 2021, we have seen the return of shelter-in-place and curfew mandates in certain geographies and other efforts to combat the ongoing pandemic, and there is no certainty how these developments may affect our operations and player behavior.

In addition to the potential direct impacts to our business, the global economy has experienced significant volatility as a result of the actions taken in response to COVID‐19, and future government intervention remains uncertain. An uncertain or weakened global economy may impact our players and their purchasing decisions within our games, consumers’ buying decisions across the globe and their impact on the allocation of advertising investments and the ability of our business partners to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations. We have experienced heightened levels of variability in the pricing of advertising both in terms of user acquisition and as it relates to our advertising revenues. If additional volatility or unexpected trends resulting in decreased pricing of advertising emerge, the revenue we make from advertisers paying to display ads in our games may be negatively impacted, particularly if the levels of player engagement in our games are not sufficient to offset these declines, and we may experience increased pressure on our overall margins, as our revenue may consist of higher contributions of sales of in‐game virtual items.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and its variants, the existence of any additional waves of the COVID-19 pandemic, the extent and effectiveness of containment actions, continued progress towards widespread rapid testing and effective treatment alternatives and vaccinations, and the impact of these and other factors on our employees, players and business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

Our business will suffer if we are unable to entertain our players, develop new games, improve the experience of our existing games and successfully monetize our games.

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

Successfully monetizing “free-to-play” games is difficult and requires that we deliver valuable and entertaining player experiences that a sufficient number of players will pay for or that we are able to otherwise sufficiently monetize our games (for example, by serving in-game advertising). The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games do not meet consumer expectations, or if they are not brought to market in a timely and effective manner, our revenue and financial performance will be negatively affected.

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
•

continue to adapt game feature sets for an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth and varying processing power and screen sizes;

•	minimize launch delays and cost overruns on the development of new games and features;
•	achieve and maintain successful customer engagement and effectively monetize our games;
•	maintain a quality social game experience and retain our players;
•	develop games that can build upon or become franchise games;
•	compete successfully against a large and growing number of existing market participants;
•	accurately forecast the timing and expense of our operations, including game and feature development, marketing and customer acquisition, customer adoption and success of bookings growth;
•	minimize and quickly resolve bugs or outages; and
•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile and web games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, Glu Mobile, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry.

As there are relatively low barriers to entry to develop a mobile or online game, we expect new game competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We also compete or will compete with a vast number of small companies and individuals who are able to create and launch games and other content for devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for players without substantially increasing our marketing expenses and development costs. As an entertainment company, we also face competition for the leisure time, attention and discretionary spending of our players from other non-gaming activities, such as social media and messaging applications, PC and console games, video streaming services, television, movies, sports, reading, audiobooks and the Internet. Increasing competition could result in loss of players, increasing player acquisition and retention costs, and loss of talent, all of which could harm our business, financial condition or results of operations.

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

In particular, it is difficult to predict if, when or how quickly bookings from one of our games may begin to decline. This difficulty may be exacerbated in the short- to intermediate-term by increased uncertainty about player behavior related to the COVID-19 pandemic. These levels of player activity may not sustain over the short-term or longer-term, and there is no assurance that player behavior will not decrease, including below historic levels, as the full impacts of the COVID-19 pandemic on society and the global economy become clearer. In general, the success of our business depends on our ability to consistently and timely launch new games and features that achieve significant popularity and have the potential to become franchise games as bookings from our older games decline. It is difficult for us to predict with certainty when we will launch a new game as games may require longer development schedules or soft launch periods to meet our quality standards and our players’ expectations. If declines are higher than expected in a particular quarterly period, we experience delays in the launch of new games or features and/or new games do not monetize well, we may not meet our expectations or the expectations of securities analysts or investors.

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

Given the rapidly evolving social game industry in which we operate, our historical operating results may not be useful in predicting our future operating results. In addition, metrics we have developed or those available from third parties regarding our industry and the performance of our games, including Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU, may not be indicative of our future financial performance.

Our business will suffer if we are unable to successfully acquire or integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired a controlling interest in Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) after having purchased its casual card game division in the fourth quarter of 2017, and in October 2020 we acquired a controlling interest in Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”). Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition or results of operations. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic, we have and will continue to encounter new challenges in evaluating future acquisitions and integrating personnel, business practices and company cultures. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. For more information, see Note 8 – “Goodwill and Intangible Assets, Net” in the notes to the consolidated financial statements included herein.

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

Compared to all players who play our games in any period, only a small portion are paying players. In 2020, we had approximately 1.4 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Games and games acquired as part of our Gram Games, Small Giant, Peak and Rollic acquisitions), who represented approximately 3.4% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of December 31, 2020, we had an accumulated deficit of $2.3 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees while working remotely presents our teams with new challenges. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2020, approximately 26% of our employees had been with us for less than one year and approximately 44% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted, and will continue to devote, increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees.

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
•

compliance with applicable foreign laws and regulations, including privacy laws (for example, the European Union’s General Data Protection Regulation and the California Consumer Privacy Act of 2018) and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under);

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

Risks Related to Our Dependence on Third Parties

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In 2020, we derived 49% of our revenue and 50% of our bookings on Apple platforms and 46% of our revenue and 46% of our bookings on Google platforms. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at Apple, Google and other platform providers to understand their operations and have evaluated our business disruption plans. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures. As another example, in 2020 Apple announced that a version update of iOS 14 will require its users, on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads.  Based on statements from Apple, we anticipate these changes to take effect in 2021.  We are continuing to evaluate how these rules or announced changes may affect our business, operations and financial results.

Furthermore, our social casino games have been noted in purported class-action complaints against our third-party platform providers where we are not the named defendants.  For example, in February 2021, plaintiffs filed a purported class-action lawsuit in a California federal court against Apple alleging that Apple violated several states’ gambling laws by allowing the plaintiffs to download and play our social casino games.  Similar allegations have been made in suits filed by plaintiffs in several U.S. states against Apple and/or Google in connection with their distribution of social casino games, some of which include a reference to Zynga or its social casino games.  These lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our social casino games access to their platforms, or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our results of operations, cash flows, or financial condition.

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

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. In June 2020, Apple announced further changes, requiring its users with a version of iOS 14 (and presumably future iOS versions) to opt into the use of identifier-for-advertising on a per app basis. If users do not elect participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.

Finally, the revenues that we derive from advertisements and offers is subject both to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter, and to the financial health of advertisers, who, as they experience downturns or uncertainty in their own business operations for various reasons, such as the economic effects resulting from the COVID-19 pandemic, may decrease their advertising spending.

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

In addition, many of our games are built on proprietary source code of third parties, such as Unity and Epic Games. If we are unable to renew licenses to proprietary source code underlying our games, or the terms and conditions of these licenses change at the time of renewal our business, financial condition or results of operations could be negatively impacted. We rely on third parties, including Unity and Epic Games, to maintain versions of their proprietary engines that allow us to ship our games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business, financial condition or results of operations could be negatively impacted.

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

The counterparties to the capped call transactions entered into in connection with the offering of the Notes (as defined below) are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of our Class A common stock required to be delivered to us under the capped call transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

Risks Related to Legal or Regulatory Compliance

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

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and indemnification claims, acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 15 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Subsequent to this ruling, additional purported class-action suits were filed against other social casino gaming companies for alleged violations of Washington State’s gambling and consumer protection laws, and some of the defendant companies have entered into settlement agreements to settle their respective lawsuits.. In

Australia, a member of federal parliament introduced a bill in June 2020 seeking to ban social casino games in the country because, in part, such games groom children and young adults for real-money gambling later in life. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport in September 2020 launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as Empires & Puzzles, CSR Racing 2, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The United Kingdom left the European Union in 2020 (commonly referred to as “Brexit”). The effects of Brexit will depend on agreements, if any, the United Kingdom makes to retain access to European Union. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position, results of operations and cash flows.

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income and non-income based taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in

December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. Another example is the June 7, 2019 opinion issued in Altera Corp v. Commissioner by a three judge panel from the Ninth Circuit, reversing a 2015 U.S. Tax Court decision. The Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. The taxpayer subsequently petitioned the Ninth Circuit for a rehearing en banc, and, on November 12, 2019, the Ninth Circuit denied such petition. On February 10, 2020, the taxpayer requested the U.S. Supreme Court to review the Ninth Circuit’s decision, and, on June 22, 2020, the U.S. Supreme Court denied request for review.  As a result of the Ninth Circuit’s opinion being upheld, our ability to offset 2019 taxable income with net operating losses was reduced. For more information, see Note 9 – “Income Taxes” in the notes to the consolidated financial statements included herein.

In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. These proposals include changes to the existing framework to calculate income tax as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue such as digital service taxes.

Any significant changes to the taxation of our activities discussed above could increase our future worldwide effective tax rate or non-income taxes that may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.  Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

We may have exposure to greater than anticipated tax liabilities.

Our tax obligations, including income and non-income taxes, are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value, manage, protect and use our intellectual property and the valuation of our intercompany transactions.  The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. In the third quarter of 2020, we made changes to our international structure including migrating certain intellectual property back to the United States in order to align the global economic ownership of the intellectual property with our current and future business operations. Our current and historical corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and results of operations. In addition, future changes to our corporate structure and intercompany agreements, including through acquisitions, could impact our worldwide effective tax rate and harm our financial position and results of operations.

Risks Related to Our Intellectual Property

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

Risks Related to Our Indebtedness

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and invest in strategic initiatives, and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In December 2020, we entered into a credit agreement with a syndicate of lenders for a three-year revolving credit facility, and we must adhere to financial covenants therein. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, the COVID-19 pandemic has caused disruption in capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

In addition, in June 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”) and in December 2020, we issued $874.5 million aggregate principal amount of 0.00% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”). We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our future debt may contain limitations on our ability to pay cash upon conversions of the Notes or at their maturity or to repurchase the Notes. Holders of the Notes may require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture under which the Notes were issued) before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or at their maturity.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 2020 fiscal year, the trading price of our Class A common stock ranged from a low of $5.65 per share to a high of $10.69 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;
•	issuance of new or updated research or reports by securities analysts;
•	market rumors or press reports;
•	announcements related to our share repurchase program;
•	our announcement of significant transactions;
•	actions instituted by activist shareholders or others;
•

the use by investors or analysts of third-party data (such as App Annie, comScore, and Sensor Tower) regarding our business and operating metrics which may not reflect our actual performance or financial results;

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies including in response to the COVID-19 pandemic, continuing containment efforts and initiatives taken to support global economies and workers. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of this type of litigation in the past. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

The capped call transactions may affect the price our Class A common stock.

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. The capped call transactions initially cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution and/or offset any cash payments we make in excess of the aggregate principal amount of converted Notes, as the case may be, as a result of conversion of the Notes.

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

Third parties, such as App Annie, comScore, and Sensor Tower publish daily data about us and other social game companies with respect to downloads, DAUs and MAUs, monthly revenue, top game charts, time spent per user and other information concerning social game usage. These metrics can be volatile, particularly for specific games, and in many cases do not accurately reflect the actual levels of usage of our games across all platforms and may not correlate to our bookings or revenue from the sale of virtual items. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. To the extent that securities analysts or investors base their views of our business or prospects on such third-party data, the price of our Class A common stock may be volatile and may not reflect the performance of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 185,000 square feet in San Francisco where we operate our headquarters. Our headquarters currently accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in California, Oregon, Texas, Illinois and New York. We lease offices for our foreign operations in Canada, India, Ireland, Finland, Turkey and the United Kingdom. These additional domestic and international facilities total approximately 275,000 square feet, excluding properties for which we cannot reliably estimate square footage. The excluded properties include shared corporate office spaces whereby rent is determined based on the number of individuals utilizing the space over a specified period of time.

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

Holders of Record

Many of our shares of Class A common stock are held by brokers and other institutions on behalf of our stockholders and accordingly, we are unable to estimate the total number of stockholders represented by these record holders. Excluding such brokers and institutions, as of December 31, 2020, there were approximately 576 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $9.87 per share as reported on the NASDAQ Global Select Market.

Dividend Policy

We have never declared or paid any cash dividend on our Class A common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During 2020, no share repurchases were made and as of December 31, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ Composite Index. The graph assumes that $100 was invested on December 31, 2015 in our Class A common stock, the S&P 500 Index and the NASDAQ Composite Index and tracks share price performance through the last trading day of each fiscal year-end through December 31, 2020. As we have not paid any dividends, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 as well as the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements that are included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 as well as the consolidated balance sheet data as of December 31, 2018, 2017 and 2016, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share and ABPU data)
Consolidated Statements of Operations Data:
Revenue(1):
Online game	$1,667.2	$1,047.3	$670.9	$665.6	$547.3
Advertising and other	307.6	274.4	236.3	195.8	194.1
Total revenue	1,974.8	1,321.7	907.2	861.4	741.4
Costs and expenses:
Cost of revenue	811.8	524.1	304.7	259.0	238.5
Research and development	713.7	505.9	270.3	256.0	320.3
Sales and marketing	683.5	464.1	226.5	212.0	183.6
General and administrative	136.0	99.8	98.9	108.7	92.5
Impairment of intangible assets	—	—	—	—	20.7
Total costs and expenses	2,345.0	1,593.9	900.4	835.7	855.6
Income (loss) from operations	(370.2)	(272.2)	6.8	25.7	(114.2)
Interest income	11.6	14.0	6.6	5.3	3.1
Interest expense	(30.3)	(17.0)	(0.3)	—	(1.0)
Other income (expense), net	(16.5)	322.5	13.4	6.6	7.4
Income (loss) before income taxes	(405.4)	47.3	26.5	37.6	(104.7)
Provision for (benefit from) income taxes	24.0	5.4	11.0	11.0	3.5
Net income (loss)	$(429.4)	$41.9	$15.5	$26.6	$(108.2)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.42)	$0.04	$0.02	$0.03	$(0.12)
Diluted	$(0.42)	$0.04	$0.02	$0.03	$(0.12)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,016.8	938.7	862.5	869.1	878.8
Diluted	1,016.8	974.0	889.6	897.2	878.8
Other Non-GAAP Financial Data:
Bookings(2)	$2,269.9	$1,564.1	$969.5	$853.8	$754.5
Other Non-GAAP Financial and Operational Data:
Average Mobile DAUs(3)	27	21	21	19	15
Average Mobile MAUs(4)	89	69	78	71	53
Average Mobile MUUs(5)	41	41	45	46	46
Mobile ABPU(6)	$0.220	$0.196	$0.114	$0.108	$0.107

(1)	Revenue amounts for the years ended December 31, 2017 and 2016 have not been retrospectively adjusted to reflect the adoption of ASC 606.
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

Stock-based compensation expense included in the consolidated statements of operations data above was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of revenue	$2.0	$1.5	$1.6	$1.8	$3.7
Research and development	73.4	47.0	42.1	42.2	84.2
Sales and marketing	14.7	11.3	8.5	7.3	7.3
General and administrative	32.5	21.7	16.0	13.2	12.3
Total stock-based compensation	$122.6	$81.5	$68.2	$64.5	$107.5

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$1,574.8	$1,536.8	$581.2	$681.4	$852.5
Property and equipment, net	39.3	25.8	266.6	266.6	269.4
Working capital(1)	534.4	783.7	267.4	548.2	721.8
Total assets	6,206.5	3,660.6	2,146.7	1,979.3	1,905.8
Current and non-current deferred revenue	748.0	433.5	192.9	134.6	142.2
Current debt	—	—	100.0	—	—
Convertible senior notes, net	1,289.9	570.5	—	—	—
Total stockholders’ equity	2,941.5	1,975.4	1,596.6	1,641.2	1,580.7

(1)	Working capital is defined as total current assets less total current liabilities.

Non-GAAP Financial Measures

Revenue and Bookings

To provide investors with additional information about our financial results, we disclose bookings within this Annual Report on Form 10-K, a non-GAAP financial measure. We have provided below a reconciliation between bookings and revenue, the most directly comparable U.S. GAAP financial measure.

Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items (i.e. online game bookings) as deferred revenue and then recognize those bookings into revenue ratably over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then these advertising bookings are recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are the same. However, in the short term, there are various factors that may cause revenue to exceed or be less than bookings in any period. For additional discussion of the estimated average playing period of payers, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition” elsewhere in this Annual Report on Form 10-K.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation of Revenue to Bookings:
Revenue(1)	$1,974.8	$1,321.7	$907.2	$861.4	$741.4
Change in deferred revenue(1)	295.1	242.4	62.3	(7.6)	13.1
Bookings	$2,269.9	$1,564.1	$969.5	$853.8	$754.5

(1)	Amounts for the years ended December 31, 2017 and 2016 have not been retrospectively adjusted to reflect the adoption of ASC 606.

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue(1)	$1,899.1	$1,247.7	$815.5	$739.5	$574.4
Change in mobile deferred revenue(1)	296.4	245.7	67.0	1.8	30.4
Mobile bookings	$2,195.5	$1,493.4	$882.5	$741.3	$604.8

(1)	Amounts for the years ended December 31, 2017 and 2016 have not been retrospectively adjusted to reflect the adoption of ASC 606.

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

COVID-19 Update

We continue to remain focused on monitoring and assessing the COVID-19 pandemic including prioritizing the interests of our employees and players. The impact of the COVID-19 pandemic on our operations began to materialize towards the end of the first quarter of 2020. Specifically, beginning in late March 2020, as more individuals throughout the world sheltered-in-place, we began experiencing higher levels of player engagement in our games from current, lapsed and new players, as well as a decline in advertising prices across the industry. Since then, beginning in the second quarter of 2020 and through the remainder of 2020, our Mobile DAUs have started to return to levels more consistent with prior periods.

Additionally, in mid-March 2020, our global workforce transitioned to remote working as we closed our offices, without any material disruption to our day-to-day operations. Our global offices largely continue to remain closed, with our global studios predominately operating remotely while we continue to assess the impact of the COVID-19 pandemic on the health and safety of our employees.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the year ended December 31, 2020 and for future periods. See further discussion below in “Results of Operations” and Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K of the possible impact of the COVID-19 pandemic on our business.

2020 Highlights

•

Record Revenue and Bookings Performance. We delivered our best total, mobile and advertising revenue and bookings performance in Zynga history, with total revenue of $2.0 billion and bookings of $2.3 billion, up 49% and 45% year-over-year, respectively.

•	Game Launches. In September 2020, we launched Harry Potter: Puzzles & Spells worldwide on mobile platforms.
•

Peak Acquisition. On July 1, 2020, we acquired Peak, the creators of Toon Blast and Toy Blast – which popularized the ‘collapse’ mechanic within match-3 puzzle games – for total purchase consideration of $2.1 billion, which included a mix of both cash and Zynga common stock.

•

Rollic Acquisition. On October 1, 2020, we acquired 80% of the equity interest in Rollic, marking our entrance into the mobile games hyper-casual market for total purchase consideration of $228.2 million. The Company will acquire the remaining equity interest of 20% in Rollic equally over three years following the acquisition date for potential additional consideration.

•

Convertible Debt Offering. In December 2020, we issued $874.5 million aggregate principal amount of 0% Convertible Senior Notes due 2026, with an initial conversion price of approximately $13.07 per share. In connection with the offering of the Convertible Senior Notes due 2026, the Company also entered into privately negotiated capped call options, which are expected to reduce the potential economic dilution to our Class A common stock, if converted, up to the initial cap price of $17.42 per share.

•

Syndicated Credit Facility. In December 2020, we entered into a credit agreement (the “2020 Credit Agreement”) with certain financial institutions that provides for a three-year revolving credit facility, in an initial aggregate principal amount of up to $425.0 million.

Overview

We are a leading provider of social game services with approximately 89 million average Mobile MAUs during 2020. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, social networking platforms, such as Facebook and Snapchat, Personal Computers (PCs), consoles, such as Nintendo’s Switch game console, and other platforms and consoles. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, during 2020, our average Mobile MUPs represented approximately 3.4% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 49%, 48% and 45% of our online game revenue in 2020, 2019 and 2018, respectively. In 2020, our top three online game revenue-generating games were Empires & Puzzles, Merge Dragons! and Zynga Poker. With respect to advertising and other revenue, our Words With Friends games generated a substantial portion of our advertising and other revenue in 2020, 2019 and 2018.

Peak Acquisition

On July 1, 2020, we acquired 100% of all issued and outstanding share capital of Peak, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $2.1 billion. The total purchase consideration included $802.3 million in cash, $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties and 116,564,861 shares of Zynga Class A common stock valued at $1.1 billion at the acquisition date. Additionally, the total purchase consideration includes the acquisition date fair value of $30.9 million of cash that was retained by the Company for a period of 66 months following the Peak Closing Date as security for tax-related indemnification obligations from the prior owners of Peak (the “Deferred Consideration”). The present value of the Deferred Consideration was estimated as $23.8 million on the acquisition date.

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Our Performance” and “Critical Accounting Policies and Estimates—Revenue Recognition”, mobile online game revenue is recognized ratably over the estimated average playing period of payers while the associated platform fees and player acquisition costs are expensed as incurred. Accordingly, online game bookings from Peak’s games are initially deferred and recognized into revenue ratably over the estimated average playing period of payers – which resulted in a significant increase in deferred revenue during the second half of 2020.

Rollic Acquisition

On October 1, 2020, we acquired we acquired 80% of all issued and outstanding share capital of Rollic, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $228.2 million. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified bookings and profitability metrics by Rollic during each of the three years following the acquisition date, with no maximum limit as to the additional consideration achievable. The equity rights and privileges of the remaining Rollic shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction is accounted for as if the Company acquired 100% of Rollic on the acquisition date. Any future payments associated with Zynga’s required acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $164.5 million in cash, $16.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties and contingent consideration valued at $47.7 million on the acquisition date. Any future contingent consideration payments will be made in at least 50% in cash and the remainder, at the Company’s discretion, in cash and/or unregistered shares of Zynga’s Class A common stock (the “Zynga Stock”) based on the volume-weighted average closing price of the Zynga Stock during a 30 consecutive trading day period in advance of each payment.

Rollic’s portfolio of games are typically included in a genre of mobile games referred to as “hyper-casual”. Hyper-casual games are generally typified by highly accessible game play mechanics with appeal to broad audiences globally. These games often generate substantially all of their revenue through advertising. We believe that with the acquisition of Rollic we will increase our portfolio of hyper-casual games, expanding and diversifying our advertising business.

As discussed below under “Critical Accounting Policies—Revenue Recognition”, advertising revenue is generally recognized as advertisements are delivered to customers. Accordingly, bookings from Rollic’s portfolio of games are predominantly recognized as revenue during the period in which the advertising units are delivered.

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

Online game. We provide our players with the opportunity to purchase virtual items that enhance their game-playing experience. We believe players choose to pay for virtual items for the same reasons they are willing to pay for other forms of entertainment – they enjoy the additional playing time or added convenience, the ability to personalize their own game boards, the satisfaction of leveling up and the opportunity for sharing creative expressions. We believe players are more likely to purchase virtual items when they are connected to and playing with their family and friends, whether those individuals play for free or also purchase virtual items.

In 2020, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In 2020, we estimate that 49% and 46% of our revenue and 50% and 46% of our bookings were generated on Apple and Google platforms, respectively, while in 2019, we estimate that 50% and 43% of our revenue and 49% and 46% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Financial Metrics

Revenue and Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items (i.e. online game bookings) as deferred revenue and then recognize those bookings revenue ratably over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then these advertising bookings are recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are the same. However, in the short term, there are various factors that may cause revenue to exceed or be less than bookings in any period.

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2020	2019	2020	2019
	(in millions, except Mobile ABPU)
Average Mobile DAUs(1)	36	20	27	21
Average Mobile MAUs(1)	134	66	89	69
Average Mobile MUUs(2)	39	39	41	41
Average Mobile MUPs(2)	1.5	1.2	1.4	1.2
Mobile ABPU	$0.205	$0.223	$0.220	$0.196

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts for our mobile messenger games, Merge Magic! and games acquired from Gram Games, Small Giant, Peak and Rollic and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our mobile messenger games, Merge Magic! and games acquired from Gram Games, Small Giant,  Peak and Rollic. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

Average Mobile DAUs and MAUs increased in the three months ended December 31, 2020 when compared to the same period of the prior year, primarily driven by contributions from the games acquired from Peak in July 2020 and Rollic in October 2020, with the increase in Average Mobile MAUs partially offset by declines in mobile messenger games.

Average Mobile MUUs were flat in the three months ended December 31, 2020 compared to the same period of the prior year, while average Mobile MUPs increased primarily due to an increase in payers in Harry Potter: Puzzles & Spells, which launched in September 2020, and our casual card games. Finally, Mobile ABPU decreased due to a larger increase in Average Mobile DAUs relative to the increase in mobile bookings, primarily reflecting the addition of Rollic’s hyper-casual games into our portfolio.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile online game payer bookings, average Mobile MUPs and average monthly unique mobile online game payer bookings per average Mobile MUP for the three and twelve months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2020	2019	2020	2019
Average monthly unique mobile online game payer bookings (in millions)(1)	$70	$48	$62	$48
Average Mobile MUPs (in millions)(2)	1.5	1.2	1.4	1.2
Average monthly unique mobile online game payer bookings per average Mobile MUP(3)	$46	$42	$45	$38

(1)

Average monthly unique mobile payer online game bookings represent the monthly average amount of mobile online game bookings for the applicable quarter or year that we received through payment methods for which we can quantify the number of unique payers. Accordingly, mobile online game bookings from our mobile messenger games, Merge Magic! and our games acquired from Gram Games, Small Giant, Peak and Rollic are excluded.

(2)

Excluded from Mobile MUPs are players of our mobile messenger games, Merge Magic!, and games acquired from Gram Games, Small Giant, Peak and Rollic. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

(3)	Monthly unique mobile payer online game bookings per Mobile MUP is calculated by dividing average monthly unique mobile payer online game bookings by average Mobile MUPs.

Average monthly unique mobile online game payer bookings increased in the three months ended December 31, 2020 compared to the same period of the prior year, primarily due to contribution from Harry Potter: Puzzles & Spells, which launched in September 2020, and our social slots portfolio. Average monthly unique mobile online game payer bookings per Average Mobile MUP increased due to a greater increase in average monthly unique mobile online game payer bookings relative to the increase in Average Mobile MUPs.

Although we monitor our unique mobile payer metrics, we focus on monetization, including in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and ABPU, which is a measure of overall monetization across all of our players through the sale of virtual items and advertising. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games, expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly or annual revenue or bookings trends.

Factors Affecting Our Performance

Platform agreements. Our games are primarily distributed, marketed and promoted through third parties, primarily Apple’s App Store and the Google Play Store. Virtual items for our games are purchased through the payment processing systems of these platform providers. We generate a significant portion of our revenue, bookings and players through the Apple and Google platforms and expect to continue to do so for the foreseeable future as we launch more games for mobile devices. Apple and Google generally have the discretion to set the amounts of their platform fees and change their platforms’ terms of service and other policies with respect to us or other developers in their sole discretion, and those changes may be unfavorable to us. These platform fees are recorded as costs of revenue as incurred, while we recognize the majority of mobile online game revenue over the average playing period of payers, which generally results in costs of revenue exceeding revenue early in the life of a new or acquired game. Further, as a result of the platform fees associated with online game bookings, our mobile online game revenue generally generates lower gross margins than our advertising and other revenue. Accordingly, the overall mix between online game revenue and advertising and other revenue may impact our gross margins.

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

Investment in game development. In order to develop new games and enhance the content and features in our existing games, we must continue to invest in a significant amount of engineering and creative resources. These expenditures generally occur in advance of the launch of a new game or the release of new content, and the resulting revenue may not equal or exceed our development costs, or the game or feature may be abandoned in its entirety. In addition, we recognize the majority of online game revenue over the average playing period of payers, which generally results in expenses exceeding revenue early in the life of a new or acquired game.

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

Licensed branding. In addition to player acquisition costs, we utilize licensed intellectual property to grow and retain our player audience. We incur licensing fees related to the use of intellectual property within our games, and our gross margins can be affected by the mix of player purchases from games in which we own the intellectual property as compared to games in which we license certain intellectual properties. For example, we use licensed intellectual property as creative assets in games such as Game of Thrones™ Slots Casino, Harry Potter: Puzzles & Spells, Hit It Rich! Slots, Wizard of Oz Slots and Wonka’s World of Candy, and we are developing new games using licensed intellectual property for Star Wars™. While overall bookings within these games will benefit our revenue, a shift in the mix of our revenue towards such games using licensed intellectual property could decrease our gross margins.

New market development. We are investing in new distribution channels, platforms and international markets to expand our reach and grow our business. For example, we continue to expand our game publishing internationally, including the release of Harry Potter: Puzzles & Spells in Asia during 2020. Our ability to be successful will depend on our ability to develop a successful mobile network, obtain new players and retain existing players on new and existing social networks and attract advertisers.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated revenue and bookings. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete depends in large part on our ability to hire and retain key talent and match that key talent to our current business needs. We are continually reviewing our hiring, learning and development and total rewards programs against best practices, with the goal of building and retaining world class teams. For further discussion on our human capital, refer to Part I, Item I “Business”.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

While we are not able to determine the quantifiable impact strictly attributable to the COVID-19 pandemic on our results of operations, the overall increase in certain aspects of our results during the second quarter of 2020 largely aligns with the timing of individuals sheltering-in-place throughout the world, which in turn impacted our reported results for the year ended 2020. For example, during the second quarter of 2020, we experienced an increase in our average player monetization and mobile online game revenue, while also experiencing lower average advertising prices per unit for advertising inventory within our games. Further, largely during the second quarter of 2020, we recognized additional opportunities to invest in marketing across our portfolio of games, given the lower average prices per advertising unit.

Revenue

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Online game:
Mobile	$1,596.6	$981.2	$590.5	63%	66%
Other(1)	70.6	66.1	80.4	7%	(18)%
Online game total	$1,667.2	$1,047.3	$670.9	59%	56%
Advertising and other:
Mobile	302.5	266.5	225.1	14%	18%
Other(1)	5.1	7.9	11.2	(35)%	(29)%
Advertising and other total	$307.6	$274.4	$236.3	12%	16%
Total revenue	$1,974.8	$1,321.7	$907.2	49%	46%

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other.

2020 Compared to 2019. Total revenue increased $653.1 million in 2020 as compared to 2019 while bookings increased $705.8 million over the same period.

Mobile online game revenue and other online game revenue increased $615.4 million and $4.5 million, respectively, during 2020 as compared to 2019, resulting in a total online game revenue increase of $619.9 million.

The increase in mobile online game revenue of $615.4 million was primarily attributable to increases in mobile online game revenue from Empires & Puzzles, our social slots games (which includes contribution from Game of Thrones™ Slots Casino, which launched in May 2019), Merge Dragons!, our casual card games and Words With Friends in the amounts of $221.5 million, $93.7 million, $80.5 million, $13.8 million and $11.3 million, respectively, due to the overall increase in bookings in these games. These increases were further supplemented by an increase in mobile online game revenue from Merge Magic! in the amount of $83.7 million, as the game launched in September 2019. Finally, mobile online game revenue increased due to the addition of mobile online game revenue from Toon Blast and Toy Blast in the amounts of $74.7 million and $35.2 million, respectively, as these games were acquired in July 2020.

The increase in other online game revenue of $4.5 million was primarily attributable to an increase in web revenue from Game of Thrones™ Slots Casino in the amount of $5.4 million as the game launched in June 2019.

During 2020, we recognized $2.0 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation and we recognized $1.6 million of online game revenue from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. These changes had a cumulative $0.01 per share benefit to our reported loss per share in 2020. During 2019, there was no significant impact from discontinued games or from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

In the year ended December 31, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 24% and 17%, respectively, of our online game revenue for the period. During 2019, Merge Dragons!, Empires & Puzzles and Zynga Poker were our top online revenue-generating games and comprised 20%, 17% and 11%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either period.

The estimated weighted average playing period of payers was ten months during 2020, compared to nine months in 2019.

Mobile advertising revenue increased $36.0 million in 2020 compared to the prior year, while other advertising and other revenue decreased $2.8 million over the same period, resulting in a net advertising and other increase of $33.2 million.

The increase in mobile advertising revenue of $36.0 million was primarily due to Rollic, which was acquired in October 2020 and contributed $21.7 million of mobile in-game display advertising revenue and $12.7 million of mobile in-game offers, engagement advertisements and other revenue. The decrease in other advertising and other revenue of $2.8 million was primarily due to a decrease in web advertising revenue of $2.8 million.

International revenue as a percentage of total revenue was 39% and 37%, respectively, during 2020 and 2019.

Cost of revenue

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Cost of revenue	$811.8	$524.1	$304.7	55%	72%

2020 Compared to 2019. Cost of revenue increased $287.7 million in 2020 as compared to 2019. The increase was primarily attributable to increases of $200.3 million in payment processing fees from bookings generated from mobile payment processors – which was predominately driven by the games acquired from Peak, $63.2 million from the amortization of intangible assets – which was largely driven by our Peak and Rollic acquisitions, $16.1 million in royalty expense – which includes $4.2 million of accelerated expense in the second quarter of 2020 due to discontinuation of licensed IP, and $5.6 million in hosting costs.

Research and development

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Research and development	$713.7	$505.9	$270.3	41%	87%

2020 Compared to 2019. Research and development expenses increased $207.8 million in 2020 as compared to 2019. The increase was primarily attributable to a $157.7 million increase in expense related to fair value adjustments associated with our Small Giant, Gram Games and Rollic contingent consideration obligations, $26.3 million in stock-based compensation expense and $14.9 million in headcount-related expenses – both of which were primarily driven by our Peak and Rollic acquisitions, $7.4 million related to outside services and $1.7 million in overhead costs.

Sales and marketing

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Sales and marketing	$683.5	$464.1	$226.5	47%	105%

2020 Compared to 2019. Sales and marketing expenses increased $219.4 million in 2020 as compared to 2019. The increase was primarily attributable to a net increase of $205.9 million in player acquisition costs – primarily related to increases from the games acquired from Peak and Rollic, as well as Harry Potter™: Puzzles & Spells and Merge Magic!, which launched in September 2020 and September 2019, respectively, partially offset by a net decrease in player acquisition costs across our remaining portfolio of games. The increase in sales and marketing expenses was further supplemented by increases of $3.7 million in other marketing costs, $3.5 million in headcount-related expenses, $3.4 million in stock-based compensation expense and $1.6 million in overhead costs.

General and administrative

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
General and administrative	$136.0	$99.8	$98.9	36%	1%

2020 Compared to 2019. General and administrative expenses increased $36.2 million in 2020 as compared to 2019. After excluding the one-time benefit from the $9.7 million net settlement of the derivative litigation received and recognized in the first quarter of 2019, general and administrative expenses increased $26.6 million, primarily due to increases of $10.8 million in stock-based compensation expense, $5.0 million in legal expenses, $4.7 million in acquisition-related transaction costs, $2.7 million in charitable donations, $1.2 million in outside services and $1.2 million in headcount-related expenses.

Interest income

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Interest income	$11.6	$14.0	$6.6	(17)%	112%

2020 Compared to 2019. Interest income decreased $2.4 million in 2020 as compared to 2019. The decrease was primarily attributable to a lower average amount invested in short and long-term investments in 2020 as compared to 2019.

Interest expense

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Interest expense	$30.3	$17.0	$0.3	78%	NM

2020 Compared to 2019. Interest expense increased $13.3 million in 2020 as compared to 2019. The increase was primarily attributable to an increase of $13.9 million in interest related to the convertible notes due 2024 and 2026.

Other income (expense), net

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Other income (expense), net	$(16.5)	$322.5	$13.4	NM	NM

2020 Compared to 2019. Other income, net decreased $339.0 million in 2020 as compared to 2019. The decrease was primarily attributable to the $314.2 million gain recognized on the sale of our headquarters during 2019 (the “Building Sale”) and subsequent elimination of $6.9 million of net rental income as a result of the Building Sale, as well as a $17.5 million increase in foreign exchange transaction losses during 2020, primarily associated with remeasurement of an intercompany loan with one of the Company’s foreign subsidiaries.

Provision for (benefit from) income taxes

	Year Ended December 31,			2020 to 2019	2019 to 2018
	2020	2019	2018	% Change	% Change
	(in millions)
Provision for (benefit from) income taxes	$24.0	$5.4	$11.0	NM	(51)%

2020 Compared to 2019. The provision for income taxes increased $18.6 million in 2020 as compared to 2019. The increase was primarily driven by an increase in the post-acquisition statutory operating profits of Small Giant and Gram Games, as well as income tax expense related to the Altera matter (refer to discussion below), all of which more than offset the current year benefit from income taxes generated by the post-acquisition statutory operating losses of Peak. Further, the prior period included income tax that resulted from the Building Sale and higher tax expense from the Base Erosion and Anti-Abuse tax. For more information, see Note 9 – “Income Taxes” in the notes to the consolidated financial statements included herein.

Altera Corp v. Commissioner Ruling

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued an opinion in Altera Corp v. Commissioner (the “Altera matter”), reversing a prior 2015 U.S. Tax Court decision. Specifically, the Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On June 22, 2020, the U.S. Supreme Court denied hearing a petition to review the Ninth

Circuit’s ruling. We are not a named party in the Altera matter, but as a result of the ruling, our prior tax position of not including stock-based compensation expenses in its cost share with its affiliates was revised. This resulted in the recognition of a one-time current federal and state tax expense totaling $9.4 million, which was recognized as a provision for income taxes during 2020, as we revised our position in the second quarter of 2020. The full tax liability associated with the Altera matter was partially offset by the use of deferred tax credit carryforward assets, which equally reduced our valuation allowance against our deferred tax assets.

Deferred Tax Asset Valuation Allowance

As of December 31, 2020, the measurement of our deferred tax assets was reduced by a $187.8 million valuation allowance. In evaluating the measurement of our deferred tax assets, we consider, amongst other factors, our ability to generate future taxable income. Our recent trend in positive operating results provides additional positive evidence in evaluating the continued need for, and amount of, a valuation allowance and could result in the reversal of a significant amount of the valuation allowance in future periods. Specifically, if we conclude in future periods that there is sufficient positive evidence to release the valuation allowance, we could recognize a significant income tax benefit in the period such conclusion is made.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters ended December 31, 2020. We also present other financial and operations data and a reconciliation of revenue to bookings for the same periods. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in millions, except per share data; unaudited)
Consolidated Statements of Operations Data:
Online game	$498.6	$436.0	$388.2	$344.4	$324.7	$281.7	$240.7	$200.2
Advertising and other	117.4	67.3	63.5	59.4	79.8	63.6	65.8	65.2
Total revenue	616.0	503.3	451.7	403.8	404.5	345.3	306.5	265.4
Costs and expenses:
Cost of revenue	250.4	235.9	179.2	146.3	141.7	133.9	126.9	121.6
Research and development	122.0	165.9	228.0	197.8	104.5	137.5	102.1	161.9
Sales and marketing	238.5	187.0	134.7	123.2	127.7	120.8	113.5	102.0
General and administrative	32.6	36.1	39.1	28.2	26.3	26.8	25.2	21.5
Total costs and expenses	643.5	624.9	581.0	495.5	400.2	419.0	367.7	407.0
Income (loss) from operations	(27.5)	(121.6)	(129.3)	(91.7)	4.3	(73.7)	(61.2)	(141.6)
Net income (loss)	$(53.0)	$(122.2)	$(150.3)	$(103.9)	$(3.5)	$230.1	$(55.8)	$(128.8)
Net income (loss) per share - basic	$(0.05)	$(0.11)	$(0.16)	$(0.11)	$(0.00)	$0.24	$(0.06)	$(0.14)
Net income (loss) per share - diluted	$(0.05)	$(0.11)	$(0.16)	$(0.11)	$(0.00)	$0.24	$(0.06)	$(0.14)

	For the Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in millions; unaudited)
Other Non-GAAP Financial Data:
Bookings	$698.9	$628.0	$518.1	$424.9	$433.4	$394.8	$376.4	$359.5
Mobile Bookings	679.7	609.0	498.3	408.5	416.1	377.6	358.3	341.4

	For the Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in millions; unaudited)
Reconciliation of Revenue to Bookings:
Revenue	$616.0	$503.3	$451.7	$403.8	$404.5	$345.3	$306.5	$265.4
Change in deferred revenue	82.9	124.7	66.4	21.1	28.9	49.5	69.9	94.1
Bookings	$698.9	$628.0	$518.1	$424.9	$433.4	$394.8	$376.4	$359.5

	For the Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in millions; unaudited)
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$595.3	$484.2	$432.6	$387.0	$386.6	$327.6	$287.4	$246.1
Change in mobile deferred revenue	84.4	124.8	65.7	21.5	29.5	50.0	70.9	95.3
Mobile bookings	$679.7	$609.0	$498.3	$408.5	$416.1	$377.6	$358.3	$341.4

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(18.8)	$(23.6)	$(11.5)
Depreciation and amortization	142.1	79.4	42.1
Cash flows provided by (used in) operating activities	429.2	262.8	168.2
Cash flows provided by (used in) investing activities	(87.7)	(851.9)	19.0
Cash flows provided by (used in) financing activities	689.8	451.6	(8.3)

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments, interest payments and principal repayments of our Notes and any share repurchase activity we choose to effect. We expect to finance our operations primarily through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, future growth through acquisitions or share repurchase activity, thus we may seek additional financing in the future.

As of December 31, 2020 and December 31, 2019, we had cash, cash equivalents and short and long-term investments of $1.6 billion and $1.5 billion, respectively, which consisted of cash, money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds and foreign certificates of deposit and time deposits. Our capital expenditures are generally for leasehold improvements for our various office locations and hardware and software to support business operations. We expect capital expenditures of approximately $5.0 million to $10.0 million in 2021.

Convertible Senior Notes and Capped Call Transactions

In December 2020, we issued $874.5 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”), with an initial conversion rate of 76.5404 shares of our Class A common stock (equal to an initial conversion price of approximately $13.07 per share), subject to adjustment if certain events occur. In June 2019, we issued $690.0 million aggregate principal amount of 0.25% convertible senior notes due 2024 (the “2024 Notes”), with an initial conversion rate of 120.3695 shares of our Class A common stock (equal to an initial conversion price of approximately $8.31 per share), subject to adjustment if certain events occur.

The 2026 Notes and 2024 Notes are senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to such notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our current or future subsidiaries (including trade payables). The indentures governing the 2026 Notes and 2024 Notes, as applicable, do not contain any financial covenants.

The 2026 Notes mature on December 15, 2026 and the 2024 Notes mature on June 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms respectively prior to the maturity date. The 2026 Notes do not bear regular interest, and the principal amount does not accrete. Interest is payable semiannually on the 2024 Notes in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Company may not redeem the 2026 Notes and 2024 Notes prior to December 20, 2023 and June 5, 2022, respectively.

On or after those respective dates, the Company may redeem for cash all or any portion of the applicable series of 2026 Notes or 2024 Notes, at its option, if the last reported sale price of the Common Stock has been at least 130% of the conversion price of the applicable series of the 2026 Notes or 2024 Notes for at least 20 trading days during any 30 consecutive trading-day period ending on and including the trading day immediately preceding the date when the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the applicable series of 2026 Notes or 2024 Notes to be redeemed, plus any accrued and unpaid interest or special interest, as applicable.

As of December 31, 2020, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

In connection with the offering of the 2026 Notes and 2024 Notes, the Company also entered into privately negotiated capped call options (the “2026 Capped Calls” and “2024 Capped Calls”, respectively). The 2026 Capped Calls have an initial strike price of approximately $13.07 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $17.42 per share, subject to certain adjustments. The 2026 Capped Calls are intended to reduce the potential economic dilution of approximately 66.9 million shares to our Class A common stock upon any conversion of the 2026 Notes and/or offset any cash payments we make in excess of the principal amount of converted notes with such reduction and/or offset, as the case may be, subject to a maximum based on the cap price.

The 2024 Capped Calls have an initial strike price of approximately $8.31 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes and an initial cap price of $12.54 per share, subject to certain adjustments. The 2024 Capped Calls are intended to reduce the potential economic dilution of approximately 83.1 million shares to our Class A common stock upon any conversion of the 2024 Notes and/or offset any cash payments we make in excess of the principal amount of converted notes with such reduction and/or offset, as the case may be, subject to a maximum based on the cap price.

Credit Facility and Covenant Discussion

In December 2020, the Company entered into the 2020 Credit Agreement with certain financial institutions that provides for a three-year revolving credit facility in an aggregate principal amount of up to $425.0 million and is secured by a blanket lien on the Company’s assets. The Company may borrow, repay and re-borrow funds under the 2020 Credit Agreement until December 31, 2023, at which time the 2020 Credit Agreement will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The Company may use the proceeds of future borrowings under the 2020 Credit Agreement for general corporate purposes.

In connection with execution of the 2020 Credit Agreement, the Company terminated its prior credit agreement dated as of December 20, 2018, by and between the Company and Bank of America, N.A., which provided for a revolving line of credit in the original principal amount of up to $200.0 million. There were no amounts outstanding at the time of the termination.

Under the 2020 Credit Agreement, at the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (the “Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio (“LIBOR Loan”).  The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a one-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

As of December 31, 2020, we had no amounts outstanding under the 2020 Credit Agreement.

The 2020 Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of December 31, 2020. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the 2020 Credit Agreement):

•

Consolidated Interest Coverage Ratio: The Company is obligated to maintain a minimum consolidated interest coverage ratio of 4.00 to 1.00 as of the end of each fiscal quarter. The consolidated interest coverage ratio is measured by dividing (a) our consolidated EBITDA for the applicable measurement period by (b) the cash portion of our consolidated interest charges for the applicable measurement period.

•

Consolidated Leverage Ratio: The Company is obligated to maintain a consolidated leverage ratio of up to an amount ranging from 4.25 to 1.00 to 3.50 to 1.00 as of the end of each fiscal quarter, in amounts decreasing through the term of the 2020 Credit Agreement. The consolidated leverage ratio is measured by dividing (a) our consolidated funded indebtedness as of the end of the applicable measurement period by (b) our consolidated EBITDA for the applicable measurement period.

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During 2020, no share repurchases were made and as of December 31, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

2020 Compared to 2019. After our net loss of $429.4 million is adjusted to exclude certain non-cash items, operating activities provided $429.2 million of cash, cash equivalents and restricted cash during 2020. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $142.1 million and stock-based compensation expense of $122.6 million. Depreciation and amortization increased by $62.7 million from 2019 to 2020 primarily due to an increase in intangible asset amortization from our Peak and Rollic acquisitions. Stock-based compensation expense increased $41.1 million from 2019 to 2020 primarily due to our Peak acquisition and performance and market-based RSUs granted to our executives during 2020. Further, the non-cash expense associated with the increase in the Small Giant, Gram Games and Rollic contingent consideration obligations drove a $359.3 million increase in our operating liabilities during 2020.

The change in our operating assets and liabilities during 2020 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $211.4 million inflow of cash, cash equivalents and restricted cash, primarily due to inflows from deferred revenue of $291.5 million, largely driven by the Peak acquisition and timing of payment on our income tax payables of $36.7 million. The inflow was partially offset by cash outflows included in operating activities related to a portion of the total acquisition-related contingent consideration payments made to the former owners of Small Giant and Gram Games in the amounts of $73.5 million and $52.8 million, respectively.

Investing Activities

2020 Compared to 2019. Investing activities used $87.7 million of cash, cash equivalents and restricted cash during 2020. The primary outflows of cash, cash equivalents and restricted cash associated with investing activities were outflows of $948.5 million associated with our Peak and Rollic business combinations and other asset acquisitions, $30.0 million of escrow release related to our Small Giant acquisition and $18.8 million of capital expenditures, primarily related to leasehold improvements. The outflow of cash, cash equivalents and restricted cash associated with investing activities was partially offset by $911.3 million of net investment maturities and sales.

Financing Activities

2020 Compared to 2019. Financing activities provided $689.8 million of cash, cash equivalents and restricted cash during 2020. The primary inflow of cash, cash equivalents and restricted cash associated with financing activities was $856.7 million related to the issuance of our 2026 Notes, net of associated and other debt issuance costs, and $16.9 million of proceeds from the issuance of common stock. The inflow of cash, cash equivalents and restricted cash from financing activities was partially offset by the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant and Gram Games included in financing activities of $48.1 million and $15.5 million, respectively, the $63.0 million of premiums paid related to our 2026 Capped Calls and $57.2 million related to the taxes paid on behalf of employees related to the net settlement of equity awards.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during 2020, 2019 or 2018 other than disclosed under “Guarantees”.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the estimated current rent and related payments, the maximum exposure to the Company is estimated to be $1.2 million as of December 31, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of December 31, 2020, the fair value of this guarantee is not material.

Contractual Obligations(1)

	Operating Leases	Licensor	Other	Total
Year ending December 31:	(in millions)
2021	$24.0	$11.3	$17.5	$52.8
2022	20.3	0.4	6.7	27.4
2023	18.9	10.4	1.1	30.4
2024	16.4	—	—	16.4
2025	13.0	—	—	13.0
Thereafter	77.9	—	—	77.9
Total	$170.5	$22.1	$25.3	$217.9
(1)

The amounts represented in the table reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which they will be expensed in our consolidated statement of operations.

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $24.8 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Small Giant, Gram Games and Rollic acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets – and in the case of Rollic, bookings targets as well – during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. During the first quarter of 2020, we paid $121.6 million to the former owners of Small Giant for its performance during the first annual contingent consideration period and during the third quarter of 2020, we paid $68.3 million to the former owners of Gram Games for its performance during the second annual contingent consideration period.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in October 2020 to set the final contingent consideration payment at $75.0 million to be paid in third quarter of 2021. The Company revised its measurement of the final obligation and as of December 31, 2020, the current liability was estimated at $74.1 million, based upon the present value of the final payment using a discount rate commensurate with the remaining term.

With respect the remaining Small Giant and Rollic contingent consideration obligations, as of December 31, 2020, the estimated fair value was $409.3 million and $53.8 million, respectively, of which $249.5 million represents a current liability.

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

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items” or a “virtual item”) to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game over the estimated playing period of the paying player or until they are consumed in game play based upon the nature of the virtual item. Payment is required at time of purchase and the purchase price is a fixed amount.

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

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as follows:

•

Consumable: Consumable virtual items represent items that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately (e.g. chips in Zynga Poker). For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

•

Durable: Durable virtual items represent items that are accessible to the player over an extended period of time (e.g. animals in Farmville 2). We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

If we do not have the ability to differentiate between revenue attributable to consumable virtual items or durable virtual items in a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game. Historically, we have had sufficient data to separately account for consumable and durable virtual items for substantially all of our web games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual items and therefore recognize mobile online game revenue ratably over the estimated average playing period of payers.

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

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions not placed directly with the advertiser, the contractually agreed upon price per advertising unit is generally based on our fixed revenue rate stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

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

The Company accounts for Global Intangible Low-Taxed Income provisions as a component of tax expense in the period in which it is subject to the rules.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

At December 31, 2020, our marketable debt securities consist of money market funds, corporate debt securities and foreign certificates of deposit and time deposits. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk.

Our marketable debt securities represent $1.2 billion of our total investments as of December 31, 2020 and are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.7 million as of December 31, 2020. Such losses would only be realized if we sold the investments prior to maturity.

With respect to our 2024 Notes, the annual interest rate is fixed at 0.25%, and, therefore, we do not have economic interest rate exposure. The fair value of the 2026 Notes and 2024 Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the 2026 Notes and 2024 Notes at face value less any unamortized debt discount on our balance sheet and present the fair value of the 2026 Notes and 2024 Notes for disclosure purposes only.

As there are no borrowings outstanding under the 2020 Credit Agreement, there is no interest rate fluctuation risk as of December 31, 2020.  However, for any potential future borrowings under the 2020 Credit Agreement, changes in interest rates will impact interest expense on any such borrowings.

Equity Investment Risk

We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, which are subject to market price volatility, and represent $49.1 million of our investments as of December 31, 2020. A hypothetical adverse price change of 10%, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by $4.9 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses incurred outside the U.S., and intercompany loans and other monetary assets and liabilities which are denominated in currencies other than the functional currency of the Company and its subsidiaries in which these transactions are recorded. Accordingly, we are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Turkish Lira, Japanese Yen, Canadian Dollar, Australian Dollar, Japanese Yen, Russian Ruble and Korean Won. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), including remeasurement of certain cash balances, trade accounts receivable, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the functional currency of the Company and its subsidiaries in which they are recorded, and we believe such a change could have a material impact on our results of operations.

A hypothetical 10% change in the relevant foreign currency exchange rate specific to the Company’s intercompany loans with one of its foreign subsidiaries would have resulted in an additional $25.3 million of transaction gain (loss) recorded to other income (expense), net during the year ended December 31, 2020.

As our international business grows, our risks associated with foreign currency rates may become greater, and we will continue to reassess our approach to managing the risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zynga Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynga Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Auditing revenue for newly launched or acquired games
Description of the Matter

The Company’s current deferred revenue is $747.7 million at December 31, 2020 and the Company recognized $1,667.2 million of revenue relating to online games during the year.  A portion of the deferred online game revenue balance and revenue recognized was related to newly launched or acquired games. As described in Note 1- Revenue Recognition of the consolidated financial statements, for standalone mobile games, the Company recognizes mobile online game revenue ratably over the estimated average playing period of payers. When a new game is launched, or acquired, and only a limited period of payer data is available for the analysis of average playing periods of payers, the Company considers a number of subjective and objective factors to determine the estimated average playing period of payers, such as the estimated average playing period of payers for other active games with similar characteristics. Determining the estimated average playing period of payers requires management judgement in estimating how long paying players benefit from their purchases over the game playing experience as well as determining which games are similar for comparison purposes.

Auditing the initial estimated average playing period of payers for newly launched or acquired mobile games was especially challenging as there was a limited period of game-specific paying player data available, and relevant, comparable data from external sources was not readily available.  Management determined the initial estimated average playing period of payers based on subjective and objective assumptions about each newly launched or acquired game’s paying player characteristics, and their similarity or dissimilarity to the Company’s other games.

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

Initial accounting of acquired intangibles
Description of the Matter

As disclosed in Note 7 to the consolidated financial statements, the Company acquired Peak on July 1, 2020 for total purchase consideration of $2,083.8 million and Rollic on October 1, 2020 for a total purchase consideration of $228.2 million.  For Peak, of the total purchase consideration, $614.6 million was allocated to the fair value of identified intangible assets. For Rollic, of the total purchase consideration as of the acquisition date, $102.5 million was allocated to the fair value of identified intangible assets.

Auditing the fair values of acquired intangible assets was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets.  The significant assumptions used to estimate the fair values of the intangible assets included discount rates, as well as the amount and timing of cash flow projections. Each of these assumptions were highly subjective and involved significant judgment as they were based on estimates of future financial performance of developed and undeveloped games and could be affected by domestic and international consumer preferences, third party competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of forecasts and the assessment of the discount rate.

To test the fair value of the Company's acquired intangible assets, we read the purchase agreement and we identified and tested the significant assumptions used in the valuation models including assessing the historical accuracy of management’s forecasts of its own performance, its historical accuracy in forecasting for other acquisitions, and evaluating the reasonableness of resulting forecasts for Peak and Rollic, compared with the historical performance of those companies, Zynga and guideline companies within the same industry.  We involved our valuation specialists to assess the adequacy and relevance of the inputs and information used, the nature and basis for valuation adjustments and calculations, the appropriateness of the valuation methods and models used, and accuracy and appropriateness of the calculated outputs from such models. Additionally, our valuation specialists performed corroborative calculations of the acquired intangible asset values, which we compared to management’s estimates.

Initial accounting and subsequent measurement of contingent consideration

Description of the Matter

Under the terms of the Rollic and Small Giant Games (SGG) acquisitions that occurred in 2020 and 2019 respectively, contingent consideration may be payable based on the achievement of certain future performance targets for Rollic and SGG as well as bookings targets for Rollic during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable.

Auditing the fair values of contingent consideration was complex due to the significant estimation uncertainty in determining the fair value of contingent consideration and to the complexity of the valuation model.  The significant assumptions used to estimate the fair values of the contingent consideration included discount rates, as well as the amount and timing of cash flow projections. Each of these assumptions were highly subjective and involved significant judgment as they were based on estimates of future financial performance of developed and undeveloped games and could be affected by domestic and international consumer preferences, third party competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of forecasts and the assessment of the discount rate.

To test the fair value of the Company's contingent consideration, we read the purchase agreement and we identified and tested the significant assumptions used in the valuation models including assessing the historical accuracy of management’s forecasts of its own performance, its historical accuracy in forecasting for other contingent consideration payments, and evaluating the reasonableness of resulting forecasts for SGG and Rollic compared with the historical performance of those companies, Zynga and guideline companies within the same industry.  We involved our valuation specialists to assess the adequacy and relevance of the inputs and information used, the nature and basis for valuation adjustments and calculations, the appropriateness of the valuation methods and models used, and accuracy and appropriateness of the calculated outputs from such models. Additionally, our valuation specialists performed corroborative calculations of the contingent consideration values, which we compared to management’s estimates.

Accounting for the issuance of convertible debt
Description of the Matter

On December 17, 2020 the Company issued $874.5 million in convertible debt as described in Note 10 of the consolidated financial statements. The accounting for the transaction was complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation.  Additionally, the transaction was complex as it required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Auditing management’s evaluation of the transaction was especially challenging due to the complexity in assessing the components of the convertible notes for separability, and assessing valuation of the debt instrument absent of any conversion feature.  While there was available data from which to derive key inputs to the fair value of stand-alone debt, such as historical volatility, risk free rates, and a synthetic credit rating, the fair value is sensitive to changes in the key inputs and therefore required judgement in evaluating their reasonableness.

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

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Zynga Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls related to Peak and Rollic, which are included in the 2020 consolidated financial statements of the Company and constituted 3% of total assets, as of December 31, 2020 and 2% and 7% of consolidated revenues and operating expenses, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of certain internal controls over financial reporting of Peak and Rollic.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, CA

February 26, 2021

Zynga Inc.

Consolidated Balance Sheets

(In millions, except par value)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,364.4	$423.3
Short-term investments	208.4	938.2
Accounts receivable, net of allowance of $0.5 at December 31, 2020 and $0.0 at December 31, 2019	217.5	140.1
Restricted cash	—	30.0
Prepaid expenses	40.0	27.5
Other current assets	29.5	16.6
Total current assets	1,859.8	1,575.7
Long-term investments	2.0	175.3
Goodwill	3,160.8	1,460.9
Intangible assets, net	838.1	233.0
Property and equipment, net	39.3	25.8
Right-of-use assets	131.9	137.0
Restricted cash	136.0	—
Prepaid expenses	21.6	37.8
Other non-current assets	17.0	15.1
Total assets	$6,206.5	$3,660.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57.2	$27.8
Income tax payable	39.6	0.6
Deferred revenue	747.7	433.0
Operating lease liabilities	18.5	15.8
Other current liabilities	462.4	314.8
Total current liabilities	1,325.4	792.0
Convertible senior notes, net	1,289.9	570.5
Deferred revenue	0.3	0.5
Deferred tax liabilities, net	126.3	33.5
Non-current operating lease liabilities	122.0	130.3
Other non-current liabilities	401.1	158.4
Total liabilities	3,265.0	1,685.2
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid-in capital - authorized shares: 2,020.5; shares outstanding: 1,081.6 shares as of December 31, 2020 and 950.0 as of December 31, 2019	5,276.5	3,898.6
Accumulated other comprehensive income (loss)	(50.7)	(125.9)
Accumulated deficit	(2,284.3)	(1,797.3)
Total stockholders’ equity	2,941.5	1,975.4
Total liabilities and stockholders’ equity	$6,206.5	$3,660.6

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Online game	$1,667.2	$1,047.3	$670.9
Advertising and other	307.6	274.4	236.3
Total revenue	1,974.8	1,321.7	907.2
Costs and expenses:
Cost of revenue	811.8	524.1	304.7
Research and development	713.7	505.9	270.3
Sales and marketing	683.5	464.1	226.5
General and administrative	136.0	99.8	98.9
Total costs and expenses	2,345.0	1,593.9	900.4
Income (loss) from operations	(370.2)	(272.2)	6.8
Interest income	11.6	14.0	6.6
Interest expense	(30.3)	(17.0)	(0.3)
Other income (expense), net	(16.5)	322.5	13.4
Income (loss) before income taxes	(405.4)	47.3	26.5
Provision for (benefit from) income taxes	24.0	5.4	11.0
Net income (loss)	$(429.4)	$41.9	$15.5

Net income (loss) per share attributable to common stockholders:
Basic	$(0.42)	$0.04	$0.02
Diluted	$(0.42)	$0.04	$0.02

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,016.8	938.7	862.5
Diluted	1,016.8	974.0	889.6

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(429.4)	$41.9	$15.5
Other comprehensive income (loss):
Change in foreign currency translation adjustment	75.3	(7.7)	(25.2)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	(0.1)	0.2	0.2
Other comprehensive income (loss), net of tax	75.2	(7.5)	(25.0)
Comprehensive income (loss)	$(354.2)	$34.4	$(9.5)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

					Accumulated
	Class A, B and C Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	870.7	$—	$3,426.5	$—	$(93.4)	$(1,691.8)	$1,641.3
Exercise of stock options and ESPP	5.1	—	10.0	—	—	—	10.0
Vesting of RSUs, net of tax withholdings	10.6	—	—	(25.8)	—	—	(25.8)
Stock-based compensation expense	—	—	68.2	—	—	—	68.2
Repurchases of common stock	(25.3)	—	—	(91.6)	—	—	(91.6)
Retirements of treasury stock	—	—	—	117.4	—	(117.4)	—
Adoption of ASU 2016-09	—	—	—	—	—	4.0	4.0
Net income (loss)	—	—	—	—	—	15.5	15.5
Other comprehensive income (loss)	—	—	—	—	(25.0)	—	(25.0)
Balances at December 31, 2018	861.1	$—	$3,504.7	$—	$(118.4)	$(1,789.7)	$1,596.6
Exercise of stock options and ESPP	12.0	—	17.4	—	—	—	17.4
Vesting of RSUs, net of tax withholdings	13.1	—	—	(49.5)	—	—	(49.5)
Acquisition-related common stock issuance	63.8	—	253.9	—	—		253.9
Stock-based compensation expense	—	—	81.5	—	—	—	81.5
Retirements of treasury stock	—	—	—	49.5	—	(49.5)	—
Equity component of convertible senior notes due 2024	—	—	114.9	—	—	—	114.9
Purchase of capped calls related to issuance of convertible senior notes due 2024	—	—	(73.8)	—	—	—	(73.8)
Net income (loss)	—	—	—	—	—	41.9	41.9
Other comprehensive income (loss)	—	—	—	—	(7.5)	—	(7.5)
Balances at December 31, 2019	950.0	$—	$3,898.6	$—	$(125.9)	$(1,797.3)	$1,975.4
Exercise of stock options and ESPP	4.5	—	16.9	—	—	—	16.9
Vesting of RSUs, net of tax withholdings	10.5	—	—	(57.2)	—	—	(57.2)
Acquisition-related common stock issuance	116.6	—	1,137.7	—	—	—	1,137.7
Stock-based compensation expense	—	—	122.6	—	—	—	122.6
Retirements of treasury stock	—	—	—	57.2	—	(57.2)	—
Equity component of convertible senior notes due 2026	—	—	163.7	—	—	—	163.7
Purchase of capped calls related to issuance of convertible senior notes due 2026	—	—	(63.0)	—	—	—	(63.0)
Adoption of ASU 2016-13	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	—	(429.4)	(429.4)
Other comprehensive income (loss)	—	—	—	—	75.2	—	75.2
Balances at December 31, 2020	1,081.6	$—	$5,276.5	$—	$(50.7)	$(2,284.3)	$2,941.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(429.4)	$41.9	$15.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	142.1	79.4	42.1
Stock-based compensation expense	122.6	81.5	68.2
(Gain) loss from sale of building, investments and other assets and foreign currency, net	16.0	(314.5)	0.3
(Accretion) amortization on marketable debt securities, net	(2.2)	(4.9)	(2.7)
Noncash lease expense	15.9	11.2	—
Noncash interest expense	26.4	13.2	—
Noncash consideration received	—	—	(1.5)
Change in deferred income taxes and other	(32.9)	(16.8)	(3.4)
Changes in operating assets and liabilities:
Accounts receivable, net	4.8	(22.5)	22.6
Prepaid expenses and other assets	9.1	(15.1)	(18.4)
Accounts payable	5.5	(1.0)	(0.8)
Deferred revenue	291.5	234.7	62.3
Income tax payable	36.7	(10.2)	(2.1)
Operating lease and other liabilities	223.1	185.9	(13.9)
Net cash provided by (used in) operating activities	429.2	262.8	168.2
Cash flows from investing activities:
Purchases of investments	(677.1)	(1,568.2)	(333.8)
Maturities of investments	1,038.5	451.5	519.8
Sales of investments	549.9	44.9	89.2
Acquisition of property and equipment	(18.8)	(23.6)	(11.5)
Proceeds from sale of building and other property and equipment, net of transaction costs	0.1	580.6	—
Business combinations, net of cash acquired and restricted cash held in escrow	(942.5)	(301.8)	(222.4)
Asset acquisitions of intangible assets	(6.0)	—	—
Release of business combination restricted cash held in escrow	(30.0)	(35.0)	(22.8)
Other investing activities, net	(1.8)	(0.3)	0.5
Net cash provided by (used in) investing activities	(87.7)	(851.9)	19.0
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	856.7	672.2	99.1
Purchase of capped calls	(63.0)	(73.8)	—
Repayment of debt	—	(101.4)	—
Taxes paid related to net share settlement of stockholders' equity awards	(57.2)	(49.6)	(25.8)
Repurchases of common stock	—	—	(91.6)
Proceeds from issuance of common stock	16.9	17.4	10.0
Acquisition-related contingent consideration payments	(63.6)	(12.9)	—
Other financing activities, net	—	(0.3)	—
Net cash provided by (used in) financing activities	689.8	451.6	(8.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	15.8	10.8	(4.6)

Net change in cash, cash equivalents and restricted cash	1,047.1	(126.7)	174.3
Cash, cash equivalents and restricted cash, beginning of period	453.3	580.0	405.7
Cash, cash equivalents and restricted cash, end of period	$1,500.4	$453.3	$580.0

Supplemental cash flow information:
Income taxes paid	$13.2	$22.4	$16.1
Interest paid	1.7	2.8	—

Noncash investing activities:
Acquisition-related common stock issuance	1,137.7	253.9	—
Acquisition-related deferred purchase consideration	23.8	—	—
Software acquired as noncash consideration	—	—	1.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms, such as Apple’s iOS and Google’s Android, social networking platforms, such as Facebook and Snapchat, Personal Computers (PCs), consoles, such as Nintendo’s Switch game console, and other platforms and consoles. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, the discount rate used in measuring our operating lease liabilities, the interest rate used in calculating the present value of the initial liability component of our convertible senior notes, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets and long-lived assets. Actual results could differ materially from those estimates.

Segments

We have one operating and reportable segment, which is at the consolidated entity level. The Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of assessing performance and allocating resources.

Revenue Recognition

We derive substantially all of our revenue from the sale of virtual items and advertising associated with our online games.

Online Game. We operate our games as live services that allow players to play for free. Within these games, however, players can purchase virtual currency to obtain virtual goods or virtual goods directly (together, defined as “virtual items” or a “virtual item”) to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game over the estimated playing period of the paying player or until they are consumed in game play based upon the nature of the virtual item. Payment is required at time of purchase and the purchase price is a fixed amount.

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

The satisfaction of our performance obligation is dependent on the nature of the virtual item purchased and as a result, we categorize our virtual items as follows:

•

Consumable: Consumable virtual items represent items that can be consumed by a specific player action. Common characteristics of consumable virtual items may include items that are no longer displayed on the player’s game board after a short period of time, do not provide the player any continuing benefit following consumption, or often times enable a player to perform an in-game action immediately (e.g. chips in Zynga Poker). For the sale of consumable virtual items, we recognize revenue as the items are consumed (i.e., over time), which approximates one month.

•

Durable: Durable virtual items represent items that are accessible to the player over an extended period of time (e.g. animals in Farmville 2). We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

If we do not have the ability to differentiate between revenue attributable to consumable virtual items or durable virtual items in a specific game, we recognize revenue ratably over the estimated average playing period of payers for the applicable game. Historically, we have had sufficient data to separately account for consumable and durable virtual items for substantially all of our web games. However, for our standalone mobile games, we do not have the requisite data to separately account for consumable and durable virtual items and therefore recognize mobile online game revenue ratably over the estimated average playing period of payers.

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

The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions not placed directly with the advertiser, the contractually agreed upon price per advertising unit is generally based on our fixed revenue rate stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds, corporate debt and foreign certificates of deposit and time deposits with maturities of 90 days or less from the date of purchase.

Restricted Cash

Restricted cash consists of funds held in escrow in accordance with the terms of our business acquisition agreements.

Short and Long-Term Investments

Short and long-term debt investments consist of corporate debt securities, U.S. government and government agency debt securities and foreign certificates of deposit and time deposits. Based on our intentions, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes.

For debt securities in an unrealized loss position, we first consider whether we intend to or it is more likely than not that we will be required to sell the individual security prior to recovery of its amortized cost basis and if so, we adjust the carrying value of security down to its fair value, with the amount of the write-down recorded as a realized loss within other income (expense), net.

Otherwise, we determine whether a decline in fair value is attributable to a partial or full credit loss by reviewing factors such as the extent to which the fair value is less than the amortized cost basis, changes in interest rates since the purchase of the security, the financial condition of the issuer, including changes in credit ratings, the remaining payment terms of the security, as well as any adverse conditions specifically related to the security, the issuer’s industry or its geographic area. If a credit loss exists, we adjust the carrying value by recording expense within other income (expense), net equal to the amount of the credit loss, with such amount limited to the amount of the unrealized loss. Subsequent recoveries of fair value originally attributed to a credit loss are subsequently recognized as income within other income (expense), net. Finally, any unrealized loss not deemed to be attributable to a credit loss is recognized as component of other comprehensive income, net of income taxes.

No credit losses related to our debt investments were recognized as a component of other income (expense), net in any of the periods presented.

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

Fair Value of Financial Instruments

Our financial assets consist of cash, cash equivalents, short-term and long-term investments and accounts receivable, net. Cash equivalents, short-term and long-term investments are reported at fair value while accounts receivable, net are stated at the net realizable amount, which approximates fair value.

Our financial liabilities consist of accounts payable and accrued liabilities, contingent consideration obligations, deferred acquisition consideration and debt. Accounts payable and accrued liabilities are stated at the invoiced or estimated payout amount, respectively, and approximate fair value. Contingent consideration obligations and deferred acquisition consideration, which are the result of business acquisitions, are reported at the estimated fair value. Our debt is recorded at the net carrying amount, which does not approximate fair value. However, the fair value of the debt is disclosed at each reporting period – refer to Note 10 – “Debt” for further discussion.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the original invoiced amount less an allowance for credit losses. In evaluating our ability to collect outstanding receivable balances and related allowance for credit losses, we consider many factors, including the age of the balance, the customer’s payment history and current creditworthiness, as well as and current and forecasted economic conditions that may affect our customers’ ability to pay. Bad debts are written off after all collection efforts have been exhausted. We do not require collateral from our customers.

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

Software Development Costs

We review internal use software development costs associated with new games or updates to existing games on a quarterly basis to determine if the costs qualify for capitalization. Our studio teams follow an agile development process, whereas the preliminary project stage remains ongoing until just prior to worldwide launch, at which time final feature selection occurs. As such, the development costs are expensed as incurred to research and development in our consolidated statement of operations. We did not capitalize any software development costs during any of the years presented.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation by comparing the estimated fair value of our single reporting unit, determined using the Company’s market capitalization as of the testing date, to its carrying value. For our annual goodwill impairment analysis performed in the fourth quarter of 2020, the result indicated that the estimated fair value of the reporting unit exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

At least annually, we test recoverability of indefinite-lived intangible assets using a qualitative approach that considers whether it is more likely than not that the fair value of the intangible asset exceeds its carrying value. If qualitative factors indicate that it is more likely than not that the indefinite-lived intangible asset is impaired, a quantitative analysis is performed and the amount of any impairment loss recorded, if any, is measured as the difference between the carrying value and the fair value of the impaired intangible asset. We concluded that indefinite-lived intangible assets were not impaired as of December 31, 2020.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts, we may be required to record future impairment charges for acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet. There were no impairment charges recorded during any of the years presented.

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

Leases

Lessee Arrangements

We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and we have control over its use, the contract is (or contains) a lease. In determining if there is an identified asset, we apply judgment in assessing whether the supplier has a substantive substitution right based on the supplier’s practical ability to substitute the asset and the economic benefit to do so. If it is determined that a substantive substitution right exists, the contract is not accounted for as a lease. With the respect to the servers utilized in certain of our hosting and data storage arrangements, the Company determined that a substantive substitution right existed given the location of the servers at the supplier’s premises, a lack of contractual restrictions preventing the supplier from substituting the servers throughout the period of use and the economic incentive for the supplier to substitute the servers as needed in order to efficiently handle varying levels of demand from its customers.

We record right-of-use assets and current and non-current operating lease liabilities in our consolidated balance sheet for operating leases with lease terms greater than 12 months and do not to apply the balance sheet recognition requirements to leases with lease terms of 12 months or less (“short-term leases”). Additionally, we do not separate lease components from non-lease components and therefore allocate the entire consideration to the lease component(s).

Right-of-use assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments. Right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total required fixed payments over the lease term, with the right-of-use assets further adjusted for any payments made prior to lease commencement, lease incentives received and/or initial direct costs incurred. Certain lease arrangements also include variable payments for costs such as common-area maintenance, utilities, taxes or other operating costs, which are generally based on a percentage of actual expenses incurred or a fluctuating rate which is unknown at the inception of the contract. These variable lease payments are excluded from the measurement of the right-of-use assets and lease liabilities.

In determining the present value of lease payments, we discount future lease payments using our incremental borrowing rate since the implicit rate in our various leases is unknown. The incremental borrowing rate is determined at lease commencement for each individual lease and is based on a number of factors, including relevant observable debt transactions, the current economic environment, lease term and currency in which the lease is denominated. As of December 31, 2020, the weighted-average incremental borrowing rate for our operating leases was 4.2%.

We recognize lease expense for operating leases and short-term leases on a straight-line basis over the lease term. Variable lease payments are recognized when the underlying uncertainty is resolved, which is generally when the obligation for those costs are incurred. Operating and variable leases expenses are presented as operating expenses in the consolidated statement of operations.

Lessor Arrangements

We do not separate lease components from non-lease components and therefore allocate the entire consideration in our contracts to the lease components. All of the lease and non-lease components qualify for accounting under ASC Topic 842 Leases.

Stock-Based Compensation Expense

We recognize stock-based compensation expense for restricted stock units (“RSUs”) based on grant date fair value on a straight-line basis over the requisite service period for the entire award. For certain performance based RSUs, we recognize the stock-based compensation expense based upon the grant date fair value on an accelerated attribution basis over the requisite service period of the award.

We recognize stock-based compensation expense for performance-based RSUs (“Performance RSUs”) based upon the grant date fair value on an accelerated attribution method over the requisite service period of the award. At each reporting period, the amount of stock-based compensation is determined based on the probability of achievement of pre-established thresholds or milestones for each award and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.

We recognize stock-based compensation expense for the market-based RSUs (“Market RSUs”) based upon the grand date fair value on an accelerated attribution method over the requisite service period. The estimated grant date fair value is estimated using a Monte Carlo simulation that considers the probability of achievement of pre-established thresholds for each award. The significant assumptions generally used in estimating the grant date fair value of each award include expected volatility, a risk-free interest rate ranging and an expected dividend yield. The estimated grant date fair value is not subsequently revised to consider anticipated or actual achievement of the pre-established thresholds.

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

The Company accounts for Global Intangible Low-Taxed Income provisions as a component of tax expense in the period in which it is subject to the rules.

We account for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income tax.

Foreign Currency Transactions

Generally, the functional currency of our international subsidiaries is the local currency that the international subsidiary operates in or the U.S. dollar. We translate the financial statements of these non-U.S. dollar functional subsidiaries to U.S. dollars using the prevailing balance sheet date exchange rate for assets and liabilities and average exchange rates during the period for revenue and costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. We reflect foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income (expense), net. Foreign exchange transactions gains (losses) recorded as a component of other income (expense), net totaled $(16.7) million, $0.8 million and $(0.2) million for the years ended December 31, 2020, 2019 and 2018.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. The Company holds cash and cash equivalents at reputable financial institutions with what it considers to be high credit quality, and such amounts may at times exceed the federally insured limits. The Company’s investment policy limits the amount of credit exposure in its portfolio by imposing credit rating minimums and limiting purchases by security type and sector.

Accounts receivable are unsecured and represent amounts due to us based on contractual obligations where an executed contract or click-through agreement exists. Google, Apple and Facebook are significant distribution, marketing, promotion and payment platforms for our games. A significant portion of our 2020, 2019 and 2018 revenue was generated from players who accessed our games through these platforms or were served advertisements in our games on behalf of advertisers. As of December 31, 2020 and December 31, 2019, of our accounts receivable, net 35% and 34%, respectively, were amounts owed to us by Apple, 34% and 33%, respectively, were amounts owed to us by Google and 8% and 13%, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for marketing and advertising our games are primarily expensed as incurred and are included in sales and marketing expense in our consolidated statement of operations. Such costs, primarily consisting of player acquisition costs, totaled $583.1 million, $377.2 million and $157.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing this standard’s impact on its consolidated financial statements, but does anticipate a material adjustment to the carrying amount of the liability and equity components of our convertible senior notes upon adoption.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in millions):

	Year Ended December 31,
	2020	2019	2018
Online game:
Mobile	$1,596.6	$981.2	$590.5
Other(1)	70.6	66.1	80.4
Online game total	$1,667.2	$1,047.3	$670.9
Advertising and other:
Mobile	$302.5	$266.5	$225.1
Other(1)	5.1	7.9	11.2
Advertising and other total	$307.6	$274.4	$236.3
Total revenue	$1,974.8	$1,321.7	$907.2

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other.

The following table presents our revenue disaggregated based on the geographic location of our payers (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$1,211.7	$826.6	$594.0
All other countries(1)	763.1	495.1	313.2
Total revenue	$1,974.8	$1,321.7	$907.2

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The estimated weighted average playing period of payers was ten months for the year ended December 31, 2020 and nine months for both the years ended December 31, 2019 and 2018.

During the year ended December 31, 2020, we recognized $2.0 million of online game revenue and income from operations from games that have been discontinued as there is no further performance obligation and we recognized $1.6 million of online game revenue and income from operations from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. These changes had a cumulative $0.01 per share benefit to our reported loss per share in the year ended December 31, 2020.

During the year ended December 31, 2019, there was no significant impact from discontinued games or changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

During the year ended December 31, 2018, we recognized $0.9 million of online game revenue and income from operations from games that have been discontinued, which did not impact our reported earnings per share. Further, there were no changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods for the year ended December 31, 2018.

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

During the year ended December 31, 2020, we recognized all of the revenue that was included in the $433.0 million current deferred revenue balance as of December 31, 2019.

The increase in accounts receivable, net during the year ended December 31, 2020 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts, which includes contribution from Peak and Rollic, which were acquired in July 2020 and October 2020, respectively. The increase in deferred revenue during the year ended December 31, 2020 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes the contribution from Peak.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of December 31, 2020 and 2019 (in millions):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$152.7	$0.1	$—	$152.8
Foreign certificates of deposit and time deposits	6.5	—	—	6.5
Total	$159.2	$0.1	$—	$159.3

Long-term debt securities:
Corporate debt securities	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$814.9	$0.1	$—	$815.0
U.S. government and government agency debt securities	25.0	—	—	25.0
Foreign certificates of deposit and time deposits	53.8	—	—	53.8
Total	$893.7	$0.1	$—	$893.8

Long-term debt securities:
Corporate debt securities	$108.2	$0.1	$—	$108.3
U.S. government and government agency debt securities	67.0	—	—	67.0
Total	$175.2	$0.1	$—	$175.3

As of December 31, 2020, all of our short-term debt securities have contractual maturities of one year or less and all of our long-term debt securities have contractual maturities between one and two years.

Equity Securities

During the year ended December 31, 2020 and December 31, 2019, we recognized gains totaling $0.3 million and $0.1 million, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

4. Fair Value Measurements

The composition of our financial assets and liabilities as of December 31, 2020 and 2019 among the three levels of the fair value hierarchy are as follows (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$611.1	$—	$—	$611.1
Corporate debt securities	—	313.0	—	313.0
Foreign certificates of deposit and time deposits	—	85.6	—	85.6
Short-term investments:
Corporate debt securities	—	152.8	—	152.8
Foreign certificates of deposit and time deposits	—	6.5	—	6.5
Mutual funds	—	49.1	—	49.1
Long-term investments:
Corporate debt securities	—	2.0	—	2.0
Total financial assets	$611.1	$609.0	$—	$1,220.1

Liabilities:
Contingent consideration	$—	$—	$463.1	$463.1
Total financial liabilities	$—	$—	$463.1	$463.1

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$0.6	$—	$—	$0.6
Corporate debt securities	—	151.8	—	151.8
Foreign certificates of deposit and time deposits	—	3.3	—	3.3
Short-term investments:
Corporate debt securities	—	815.0	—	815.0
U.S. government and government agency debt securities	—	25.0	—	25.0
Foreign certificates of deposit and time deposits	—	53.8	—	53.8
Mutual funds	—	44.4	—	44.4
Long-term investments:
Corporate debt securities	—	108.3	—	108.3
U.S. government and government agency debt securities	—	67.0	—	67.0
Total financial assets	$0.6	$1,268.6	$—	$1,269.2

Liabilities:
Contingent consideration	$—	$—	$320.1	$320.1
Total financial liabilities	$—	$—	$320.1	$320.1

The following table presents the activity for the year ended December 31, 2020 related to our Level 3 liabilities (in millions):

Contingent Consideration
Balance as of December 31, 2019	$320.1
Additions	47.7
Fair value adjustments	359.3
Payments	(189.9)
Gram Games contingency resolution	(74.1)
Balance as of December 31, 2020	$463.1

As of December 31, 2020, our contingent consideration obligations relate to the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018, Small Giant in the first quarter of 2019 and Rollic in the fourth quarter of 2020. Under the terms of the Gram Games and Small Giant acquisitions, contingent consideration may be payable based on the achievement of certain future profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. Under the terms of the Rollic acquisition, contingent consideration may be payable based on the achievement of certain future bookings and profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For all three acquisitions, we estimated the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in estimating these acquisition date fair value measurements were each entity’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in October 2020 to set the final contingent consideration payment at $75.0 million (the “Gram Games Amendment”), to be paid in third quarter of 2021. At the date of the Gram Games Amendment, the Company measured the remaining final obligation by calculating the present value of the final payment using a discount rate of 2.1%, commensurate with the remaining term. Subsequently, the Company accretes the obligation up to its final amount using the effective interest method.

The estimated value of the Gram Games contingent consideration obligation decreased from $78.1 million as of December 31, 2019 to $74.1 million as of December 31, 2020, primarily due to the $68.3 million payment to the former owners of Gram Games for its performance during the second contingent consideration period, partially offset by an increase in the estimated payout as a result of the Gram Games Amendment. For the years ended December 31, 2020, 2019 and 2018, we recognized $64.3 million, $57.6 million and $5.5 million, respectively, of expense within research and development expenses in our consolidated statement of operations related to the Gram Games contingent consideration.

With the respect to the remaining Small Giant and Rollic contingent consideration obligation, we estimate the fair value at each subsequent reporting period using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value of the remaining Small Giant and Rollic contingent consideration liabilities as of December 31, 2020, weighted by the relative fair value of each annual period’s obligation to the total obligation.

	December 31, 2020
	Range	Weighted Average
Bookings growth rates	5.3% - 54.7%	11.2%
Bookings volatility	27.0% - 54.0%	33.3%
Asset volatility	40.0% - 60.0%	44.6%
Net cash flow margins	24.6% - 45.6%	41.4%
Discount rates	10.0% - 30.0%	14.6%

Changes in the projected performance of the acquired businesses could result in a higher or lower contingent consideration obligation in the future.

The estimated fair value of the Small Giant contingent consideration obligation increased from $242.0 million as of December 31, 2019 to $409.3 million as of December 31, 2020. The increase was driven by stronger than expected performance and the increased probability of achievement during the remaining performance periods, partially offset by a $121.6 million payment to the former owners of Small Giant for its performance during the first contingent consideration period. For the years ended December 31, 2020 and 2019, we recognized $288.9 million and $144.0 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

The estimated fair value of the Rollic contingent consideration obligation increased from $47.7 million at the acquisition date to $53.8 million as of December 31, 2020. The increase was driven by stronger than expected performance and the increased probability of achievement during the remaining performance periods. For the year ended December 31, 2020, we recognized $6.1 million of expense within research and development expenses in our consolidated statement of operations.

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

Property and equipment, net consist of the following (in millions):

	December 31,	December 31,
	2020	2019
Computer equipment	$30.4	$25.0
Software	35.1	33.9
Furniture and fixtures	10.6	11.6
Leasehold improvements	30.8	20.0
Total property and equipment, gross	$106.9	$90.5
Less: Accumulated depreciation	(67.6)	(64.7)
Total property and equipment, net	$39.3	$25.8

The following represents our property and equipment, net by location (in millions):

	December 31,	December 31,
	2020	2019
United States	$23.4	$16.1
Turkey	7.7	0.7
India	4.3	5.3
United Kingdom	3.0	3.2
All other countries	0.9	0.5
Total property and equipment, net	$39.3	$25.8

6. Leases

Lessee Arrangements

In connection with the Building Sale, the Company executed a leaseback of approximately 185,000 square feet of the Building over a 12-year term, where we expect to continue operating our headquarters. The agreement provides the Company two separate options to extend the lease for eight years each and a third option to extend the lease for six years (for a total of an additional 22 years). At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. The net initial base rent was approximately $10.7 million for the first year of the lease and may increase by an annual amount not to exceed 3.25% per year.

Our remaining operating leases are also primarily for office facilities. Certain leases include options to extend the lease for a set number of years or early terminate the lease prior to the contractually defined expiration date. We include such extension periods in the lease term only when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised. As of December 31, 2020, the weighted-average remaining lease term for all of our operating leases was 8.9 years.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2019
Operating lease expense	$22.1	$15.1
Variable lease expense	7.9	4.6
Total lease expense (1)	$30.0	$19.7

(1)	The expense associated with short-term leases with a lease term greater than one month was not material for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020 and 2019, supplemental cash and noncash information related to operating leases, excluding any transition adjustments, was as follows (in millions):
	Year Ended December 31,
	2020	2019
Fixed operating lease payments	$22.9	$16.7
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	11.5	138.9

As of December 31, 2020, future lease payments related to our operating leases were as follows (in millions):

Year ending December 31:	Operating Leases
2021	$24.0
2022	20.3
2023	18.9
2024	16.4
2025	13.0
Thereafter	77.9
Total lease payments	170.5
Less: Imputed interest	(30.0)
Total lease liability balance	$140.5

We do not have any leases that have not yet commenced that create significant rights and obligations as of December 31, 2020.

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

In connection with the assignment, the Company became secondarily liable in the event the assignee is unable to perform under the lease. Based on the estimated current rent and related payments, the maximum exposure to the Company is estimated to be $1.2 million as of December 31, 2020. However, the lease is subject to periodic rate reviews which allow the landlord to make market adjustments to the rent and other related payments and accordingly, the maximum exposure may be greater than this amount. As of December 31, 2020, the estimated fair value of this guarantee is not material.

Lessor Arrangements

Prior to July 1, 2019, the Company owned the building where its San Francisco headquarters is located and had operating lease arrangements with various third-party tenants for the remaining available office space. However, in connection with the sale and leaseback of the building, effective July 1, 2019, the Company sold all preexisting leases between the Company and its tenants to the buyer. As a result, all lessor related assets and liabilities were de-recognized upon closing.

For the years ended December 31, 2019, the components of lease income were as follows, all of which was recognized prior to the Building Sale and was recorded within other income (expense), net in our consolidated statement of operations (in millions):

Year Ended December 31,
2019
Operating lease income	$10.6
Variable lease income	1.1
Total lease income	$11.7

7. Acquisitions

Rollic Acquisition

On October 1, 2020, we acquired 80% of all issued and outstanding share capital of Rollic, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $228.2 million. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified bookings and profitability metrics by Rollic during each of the three years following the acquisition date. The equity rights and privileges of the remaining Rollic shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction was accounted for as if the Company acquired 100% of Rollic on the acquisition date. Any future payments associated with our required acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $164.5 million in cash, $16.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties (the “Escrow Consideration”) and contingent consideration valued at of $47.7 million at the acquisition date. The Company records changes in the fair value of the contingent consideration within our consolidated statement of operations in each subsequent reporting period after the acquisition date as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate). Any future contingent consideration payments will be made in at least 50% in cash and the remainder, at the Company’s discretion, in cash and/or unregistered shares of Zynga’s Class A common stock (the “Zynga Stock”) based on the volume-weighted average closing price of the Zynga Stock during a 30 consecutive trading day period in advance of each payment.

In connection with the transaction, the Company also executed noncompetition agreements with certain members of Rollic’s management for terms ranging from two to four years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from Rollic (in millions):

Estimated Purchase Price Allocation
Cash	$13.5
Accounts receivable	15.7
Prepaid expenses	2.5
Other current assets	1.9
Intangible assets:
Developed technology, weighted average useful life of 6 years	38.5
Third-party developer relationships, useful life of 4 years	42.0
Trade name, useful life of 7 years	22.0
Goodwill	131.5
Property and equipment	0.3
Right-of-use assets	0.1
Total assets acquired	268.0
Accounts payable	(9.1)
Income taxes payable	(1.9)
Operating lease liabilities	(0.1)
Other current liabilities	(7.9)
Deferred tax liabilities, net	(20.8)
Total liabilities	(39.8)
Total purchase price consideration	$228.2

Non-current contingent consideration payable	(47.7)
Total cash consideration, including cash held in escrow	$180.5

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

The fair value of the acquired intangible assets were determined using risk-adjusted, discounted cash flow models. The weighted-average amortization period of the acquired intangible assets was 5.6 years at acquisition.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The results of operations from Rollic have been included in our consolidated statement of operations since the date of acquisition. Pro forma results of operations have not been presented as they are not material to our consolidated statements of operations for the year ended December 31, 2020.

Peak Acquisition

On July 1, 2020 (the “Peak Closing Date”), we acquired 100% of all issued and outstanding share capital of Peak, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $2.1 billion. The total purchase consideration included $802.3 million in cash, $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties (the “Escrow Consideration”) and 116,564,861 shares of Zynga Class A common stock valued at $1.1 billion at the acquisition date. Additionally, the total purchase consideration includes the acquisition date fair value of $30.9 million of cash that was retained by the Company for a period of 66 months following the Peak Closing Date as security for tax-related indemnification obligations from the prior owners of Peak (the “Deferred Consideration”). The present value of the Deferred Consideration was estimated at $23.8 million on the acquisition date.

In connection with the transaction, the Company also executed noncompetition agreements with certain members of Peak’s management for a term of five years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from Peak (in millions):
Estimated Purchase Price Allocation
Cash	$10.8
Accounts receivable	64.3
Prepaid expenses	1.7
Other current assets	12.6
Intangible assets:
Developed technology, useful life of 5 years	495.0
Trade names, useful life of 7 years	115.0
Domain names, weighted average useful life of 14 years	4.6
Goodwill	1,513.7
Property and equipment	6.8
Right-of-use assets	9.7
Other non-current assets	0.5
Total assets acquired	2,234.7
Accounts payable	(14.2)
Operating lease liabilities	(2.2)
Other current liabilities	(16.7)
Deferred tax liabilities, net	(108.4)
Non-current operating lease liabilities	(7.5)
Other non-current liabilities	(1.9)
Total liabilities	(150.9)
Total purchase price consideration	$2,083.8

Fair value of Zynga Stock Consideration issued(1)	(1,137.7)
Total cash consideration, including cash held in escrow(2)	$946.1
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

The fair value of the acquired intangible assets were determined using risk-adjusted, discounted cash flow models. The weighted-average amortization period of the acquired intangible assets was 5.4 years at acquisition.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The results of operations from Peak have been included in our consolidated statement of operations since the date of acquisition. During the year ended December 31, 2020, Peak represented $110.7 million of our total revenue and $176.4 million of our consolidated net loss. Transaction costs incurred by the Company in connection with the Peak acquisition, including stamp taxes and professional fees, were $7.1 million for the year ended December 31, 2020 and were recorded within general and administrative expenses in our consolidated statements of operations.

The following table summarizes the unaudited pro forma consolidated information of the Company assuming the acquisition of Peak had occurred as of January 1, 2019. The unaudited pro forma information for all periods presented includes the business combination accounting effects resulting from the acquisition, including alignment of the timing of Peak’s revenue recognition with the Company’s accounting policy to recognize mobile online game revenues over the estimated average playing period of payers, amortization for intangible assets acquired, depreciation expense for property and equipment assets acquired and recognition of tax benefits primarily related to the amortization of the intangible asset deferred tax liability. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2019 (in millions, except per share data).

	Year Ended December 31,
	2020	2019
Total revenue	$2,506.0	$1,706.7
Net income (loss)	(270.3)	(178.4)
Basic and diluted net income (loss) per share	(0.27)	(0.17)

The significant nonrecurring adjustments reflected in the pro forma consolidated information above include the reclassification of the transactions costs and the related income tax impacts incurred after the acquisition to the earliest period presented.

Small Giant Acquisition

On January 2, 2019, we acquired 80% of all issued and outstanding share capital (including all rights to acquire share capital) of Small Giant, a Finnish Company, to expand our live service portfolio and new game pipeline, for total purchase consideration of $717.9 million. The remaining 20% is being acquired ratably for potential additional cash consideration payable annually based upon the achievement of specified profitability metrics by Small Giant during each of the three years following the acquisition date. The equity rights and privileges of the remaining Small Giant shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, the transaction was accounted for as if the Company acquired 100% of Small Giant on the acquisition date. Any future payments associated with Zynga’s required acquisition of the remaining 20% represent a contingent consideration obligation.

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

The following table summarizes the acquisition date fair value of the tangible assets, intangible assets, assumed liabilities, contingent consideration payable and related goodwill acquired from Small Giant (in millions):

Estimated Purchase Price Allocation
Cash	$34.2
Accounts receivable	23.0
Prepaid expenses	2.5
Intangible assets:
Developed technology, useful life of 5 years	155.0
Trade names, useful life of 7 years	32.0
Goodwill	531.2
Property and equipment	0.2
Right-of-use assets	0.9
Other non-current assets	0.1
Total assets acquired	779.1
Accounts payable	(1.7)
Income tax payable	(5.6)
Operating lease liabilities	(0.4)
Other current liabilities	(15.6)
Deferred tax liabilities, net	(37.4)
Non-current operating lease liabilities	(0.5)
Total liabilities	(61.2)
Total purchase consideration	$717.9

Fair value of Zynga Stock Consideration issued(1)	(253.9)
Non-current contingent consideration payable	(98.0)
Total cash consideration, including cash held in escrow	$366.0

(1)

The fair value of the Zynga Stock Consideration above is estimated based on the total shares issued of 63,794,746 and the closing stock price of Zynga’s Common A stock on January 2, 2019 of $3.98 per share.

The fair value of the identified intangible assets were determined using risk-adjusted, discounted cash flow models.

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

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill from December 31, 2018 to December 31, 2020 (in millions):

Goodwill
Balance as of December 31, 2018(1)	$934.2
Additions	531.2
Foreign currency translation adjustments(2)	(4.5)
Balance as of December 31, 2019(1)	$1,460.9
Additions	1,645.2
Foreign currency translation adjustments(2)	54.7
Balance as of December 31, 2020(1)	$3,160.8

(1)	There are no accumulated impairment losses at the beginning or end of any period presented.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and the British Pound, respectively.

The details of our acquisition-related intangible assets as of December 31, 2020 and 2019 are as follows (in millions):

	December 31, 2020
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$972.2	$(346.5)	$625.7
Trademarks, branding and domain names	208.5	(35.5)	173.0
Third-party developer relationships	42.0	(2.6)	39.4
Noncompetition agreements	8.4	(8.4)	—
Total	$1,231.1	$(393.0)	$838.1

	December 31, 2019
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$415.5	$(228.0)	$187.5
Trademarks, branding and domain names	63.8	(18.6)	45.2
Noncompetition agreements	8.4	(8.1)	0.3
Total	$487.7	$(254.7)	$233.0

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of December 31, 2020 and December 31, 2019. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to other intangible assets for the year ended December 31, 2020, 2019 and 2018 was $130.0 million, $67.0 million and $29.0 million, respectively.

As of December 31, 2020, the weighted-average remaining useful lives of our acquired intangible assets are 4.2 years for developed technology, 6.4 years for trademarks, branding, and domain names, 3.8 years for third-party developer relationships and 4.6 years for all acquired intangible assets.

As of December 31, 2020, future amortization expense related to our intangible assets is expected to be recognized as follows (in millions):

Year ending December 31:
2021	$201.6
2022	191.8
2023	178.2
2024	138.9
2025	80.0
Thereafter	41.5
Total	$832.0

9. Income Taxes

In the third quarter of 2020, we completed an intra-entity transfer of certain intellectual property rights back to the U.S. in order to better align their ownership with how our business currently and is expected to operate. The transaction did not result in additional income tax expense or benefit during the year ended December 31, 2020. However, as a result of the transaction, we recognized a deferred tax asset of $26.1 million, that was equally offset by a valuation allowance.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued an opinion in Altera Corp v. Commissioner (the “Altera matter”), reversing a prior 2015 U.S. Tax Court decision. Specifically, the Ninth Circuit ruled in favor of the Commissioner, validating U.S. Treasury regulations that require parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. On June 22, 2020, the U.S. Supreme Court denied hearing a petition to review the Ninth Circuit’s ruling. The Company is not a named party in the Altera matter, but as a result of the ruling, Zynga’s prior tax position of not including stock-based compensation expenses in its cost share with its affiliates was revised. This resulted in the recognition of a one-time current federal and state tax expense totaling $9.4 million, which was recognized as a provision for income taxes during the year ended December 31, 2020. The full tax liability associated with the Altera matter was partially offset by the use of deferred tax credit carryforward assets, which equally reduced the Company’s valuation allowance against its deferred tax assets.

Income (loss) before income taxes consists of the following for the periods shown below (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$(443.5)	$155.9	$30.0
International	38.1	(108.6)	(3.5)
Total	$(405.4)	$47.3	$26.5

The provision for (benefit from) income taxes consists of the following for the periods shown below (in millions):

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$9.0	$11.6	$3.9
State	2.5	5.4	0.2
Foreign	52.2	7.7	12.0
Total current tax expense (benefit)	$63.7	$24.7	$16.1
Deferred tax expense (benefit):
Federal	$4.5	$0.1	$1.4
State	2.3	0.5	0.4
Foreign	(46.5)	(19.9)	(6.9)
Total deferred tax expense (benefit)	$(39.7)	$(19.3)	$(5.1)
Provision for (benefit from) income taxes	$24.0	$5.4	$11.0

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Expected provision for (benefit from) income taxes at U.S. federal statutory rate(1)	$(85.1)	$9.9	$5.6
Contingent consideration	75.4	42.3	1.2
Change in valuation allowance	20.7	(56.2)	(5.6)
Tax reserve for uncertain tax positions	8.7	3.2	1.7
Officer's compensation limitation	8.5	5.2	2.3
State income taxes, net of federal benefit	4.7	4.7	0.2
Acquisition costs	2.1	1.2	0.5
Base Erosion and Anti-Abuse Tax obligation	1.8	—	3.9
Stock-based compensation	(11.0)	(15.7)	(3.5)
Income (loss) taxed at foreign rates	(0.6)	10.3	4.4
Other	(1.2)	0.5	0.3
Actual provision for (benefit from) income taxes	$24.0	$5.4	$11.0

(1)	For the purpose of the reconciliation above, the U.S. federal statutory rate was 21% for all years presented.

We have not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2020 because we intend to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2020 and 2019, the cumulative amount of earnings upon which income taxes have not been provided is approximately $139.1 million and $87.1 million, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed. Our deferred tax assets and liabilities are as follows (in millions):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Tax credit carryforwards	$92.8	$76.4
Net operating loss carryforwards	46.2	35.5
Deferred revenue	42.9	—
Acquired intangible assets	40.7	30.0
Operating lease liabilities	33.9	34.4
Accrued expenses	20.3	4.9
Stock-based compensation	14.6	9.2
Other accrued compensation	7.8	7.3
State taxes	1.6	1.5
Charitable contributions	0.8	0.1
Other	4.4	0.1
Total deferred tax assets	$306.0	$199.4
Less: Valuation allowance	(187.8)	(141.6)
Deferred tax assets, net of valuation allowance	$118.2	$57.8

Deferred tax liabilities:
Acquired intangible assets	$(160.2)	$(37.6)
Convertible debt	(33.4)	(9.6)
Right-of-use assets	(32.9)	(34.0)
Goodwill	(13.9)	(7.1)
Other	(2.7)	(2.3)
Total deferred tax liabilities	$(243.1)	$(90.6)
Net deferred taxes	$(124.9)	$(32.8)

Due to our history of net operating losses, we believe it is more likely than not that certain federal, state and foreign deferred tax assets will not be realized in future periods as of December 31, 2020. The increase in the valuation allowance during the year ended December 31, 2020 is primarily related to U.S. federal and state net operating losses generated.

Net operating loss and tax credit carryforwards as of December 31, 2020 are as follows (in millions):

	Amount	Expiration Years
Net operating losses, federal	$104.9	2027 - indefinite
Net operating losses, state	21.6	2021 - 2040
Tax credits, federal	83.0	2031 - 2040
Tax credits, state	100.4	2026 - indefinite

The federal and state net operating loss carryforwards and tax credits are subject to various annual limitations under Section 382 and 383, respectively, of the Internal Revenue Code and similar state provisions.

The following table reflects changes in the gross unrecognized tax benefits (in millions):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2017	$160.0
Additions based on tax positions related to 2018	4.4
Additions for tax positions of prior years	0.8
Decreases related to expiration of prior year tax positions	(1.2)
Balance as of December 31, 2018	$164.0
Additions based on tax positions related to 2019	5.8
Additions for tax positions of prior years	1.9
Decreases related to expiration of prior year tax positions	(0.3)
Balance as of December 31, 2019	$171.4
Additions based on tax positions related to 2020	4.8
Subtractions for tax positions of prior years	(28.0)
Decreases related to expiration of prior year tax positions	(1.8)
Balance as of December 31, 2020	$146.4

We classify uncertain tax positions as non-current unrecognized tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the asset on the consolidated balance sheet. As of December 31, 2020, $123.0 million of our gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets and the remaining $23.4 million of our gross unrecognized tax benefits were recorded as non-current liabilities in our consolidated balance sheets.

If the balance of gross unrecognized tax benefits of $146.4 million as of December 31, 2020 was realized, this would have resulted in a tax benefit of $23.4 million within our provision for income taxes at such time. If the balance of gross unrecognized tax benefits of $171.4 million as of December 31, 2019 was realized, this would have resulted in a tax benefit of $14.8 million within our provision of income taxes at such time.

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The amount of interest and penalties recorded to the consolidated statements of operations during 2020, 2019 and 2018, was $0.3 million, $0.2 million and $0.2 million, respectively, and the amount of interest and penalties accrued as of December 31, 2020 and 2019 was $1.4 million and $1.1 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, many U.S. state jurisdictions and certain foreign jurisdictions. The jurisdictions in which we are subject to potential examination include Canada, Finland, India, Ireland, Turkey, the U.S. and the United Kingdom. We are subject to examination in these jurisdictions for all years since our inception in 2007. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The timing of the resolution, settlement and closure of any income tax audits is highly uncertain, and we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. It is possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

10. Debt

Convertible Senior Notes

On December 17, 2020, we issued $874.5 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the “2026 Notes”) including the initial purchasers’ full exercise of their option to purchase an additional $112.5 million principal amount of the 2026 Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act of 1933. The net proceeds from the issuance of the 2026 Notes was $856.8 million after deducting transaction costs.

On June 14, 2019, we issued $690.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”), including the initial purchasers’ full exercise of their option to purchase an additional $90.0 million principal amount of the 2024 Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act of 1933. The net proceeds from the issuance of the 2024 Notes was $672.2 million after deducting transaction costs.

The 2026 Notes and 2024 Notes are each governed by an indenture between us, as the issuer, and Wells Fargo Bank, National Association, as trustee. The 2026 Notes and 2024 Notes are senior unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to such notes; equal in right of payment to all of our existing and future liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our current or future subsidiaries (including trade payables). The indentures governing the 2026 Notes and 2024 Notes, as applicable, do not contain any financial covenants.

The 2026 Notes and 2024 Notes mature on December 15, 2026 and June 1, 2024, respectively, unless earlier converted, redeemed or repurchased in accordance with their terms respectively prior to the maturity date. The 2026 Notes do not bear regular interest, and the principal amount does not accrete, while interest is payable semiannually on the 2024 Notes in arrears on June 1 and December 1 of each year.

The 2026 Notes have an initial conversion rate of 76.5404 shares of our Class A common stock per $1,000 principal amount of 2026 Notes, which is equal to an initial conversion price of approximately $13.07 per share of our Class A common, subject to adjustment if certain events occur. The 2024 Notes have an initial conversion rate of 120.3695 shares of our Class A common stock per $1,000 principal amount of 2024 Notes, which is equal to an initial conversion price of approximately $8.31 per share of our Class A common stock, subject to adjustment if certain events occur. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2026 Notes or 2024 Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the indentures, holders of the 2026 Notes and 2024 Notes may require us to repurchase for cash all or a portion of their respective 2026 Notes or 2024 Notes at a purchase price equal to 100% of the principal amount of the 2026 Notes and 2024 Notes plus accrued and unpaid interest.

Prior to the close of business on the business day immediately preceding September 15, 2026 with respect to the 2026 Notes and March 1, 2024 with respect to the 2024 Notes, the 2026 Notes and 2024 Notes will be convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the applicable series of the 2026 Notes or 2024 Notes on each applicable trading day;

•

during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of each applicable series of the 2026 or 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of each applicable series of the 2026 Notes or 2024 Notes on each such trading day;

•	if we call the 2026 Notes or 2024 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events described in the respective indentures.

On or after the dates specified above, holders of the 2026 Notes and 2024 Notes may convert all or any portion of their 2026 Notes and 2024 Notes regardless of the foregoing conditions. Upon any conversion, holders will receive cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

The Company may not redeem the 2026 Notes and 2024 Notes prior to December 20, 2023 and June 5, 2022, respectively. On or after those respective dates, the Company may redeem for cash all or any portion of the applicable series of the 2026 Notes or 2024 Notes, at its option, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price of the applicable series of the 2026 Notes or 2024 Notes for at least 20 trading days during any 30 consecutive trading-day period ending on and including the trading day immediately preceding date when the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the applicable series of the 2026 Notes or 2024 Notes to be redeemed, plus any accrued and unpaid interest or special interest, as applicable.

As of December 31, 2020, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

We separately accounted for the liability and equity components of the 2026 Notes and 2024 Notes. We determined the initial carrying amount of the $707.4 million liability component of the 2026 Notes by calculating the present value of the cash flows using an effective interest rate of 3.5%. We determined the initial carrying amount of the $572.0 million liability component of the 2024

Notes by calculating the present value of the cash flows using an effective interest rate of 4.1%. The effective interest rates were determined based on non-convertible debt offerings, of similar sizes and terms, by companies with similar credit ratings and other observable market data (Level 2 inputs).

The amount of the equity component, representing the conversion option, was $167.1 million for the 2026 Notes and $118.0 million for the 2024 Notes and was calculated by deducting the initial carrying value of the liability component from the principal amount of the 2026 Notes and 2024 Notes, respectively. This difference represents a debt discount that is amortized to interest expense over the 6-year and 5-year contractual periods of the 2026 Notes and 2024 Notes, respectively, using the effective interest rate method. The equity components are not subsequently remeasured as long as they continue to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the respective series of the 2026 Notes and 2024 Notes to the liability and equity components using the same proportions as the initial carrying value of the respective series of the 2026 Notes and 2024 Notes.  The respective transaction costs are then amortized to interest expense using the effective interest method over the terms of the respective series of 2026 Notes and 2024 Notes. Transaction costs initially attributable to the liability component of the 2026 Notes and 2024 Notes were $14.3 million and $14.8 million, respectively, while transaction costs attributable to the equity component of the 2026 Notes and 2024 Notes were $3.4 million and $3.1 million, respectively. The transaction costs attributable to the equity component are accounted for consistently with the equity component of the 2026 Notes and 2024 Notes.

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2020 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(83.8)	(166.1)	(249.9)
Unamortized transaction costs	(10.5)	(14.2)	(24.7)
Net carrying amount	$595.7	$694.2	$1,289.9

Equity component, net of transaction costs	$114.9	$163.7	$278.7

The net carrying amount of the liability and equity components of the 2024 Notes as of December 31, 2019 were as follows (in millions):

2024 Notes
Liability component:
Principal	$690.0
Unamortized debt discount	(106.2)
Unamortized transaction costs	(13.3)
Net carrying amount	$570.5

Equity component, net of transaction costs	$114.9

Interest expense recognized related to the 2026 Notes and 2024 Notes was as follows (in millions):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$1.7	$0.9
Amortization of debt discount	23.5	11.8
Amortization of transaction costs	2.9	1.5
Total	$28.1	$14.2

Based on the closing price of our Class A common stock of $9.87 on December 31, 2020, the if-converted value of the 2024 Notes of $819.8 million exceeded the principal amount of the Notes by $129.8 million. As of December 31, 2020, the estimated fair value of the 2026 Notes and 2024 Notes was $914.0 million and $916.7 million, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

Capped Call Transactions

In connection with the offering of the 2026 Notes and 2024 Notes, the Company entered into privately negotiated capped call options with certain counterparties (the “2026 Capped Calls” and “2024 Capped Calls”, respectively). The 2026 Capped Calls have an initial strike price of approximately $13.07 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $17.42 per share, subject to certain adjustments. The 2026 Capped Calls are intended to reduce the potential economic dilution of approximately 66.9 million shares to our Class A common stock upon any conversion of the 2026 Notes and/or offset any cash payments we make in excess of the principal amount of converted notes with such reduction and/or offset, as the case may be, subject to a maximum based on the cap price. The cost of $63.0 million incurred in connection with the 2026 Capped Calls was recorded as a reduction to additional paid-in capital.

The 2024 Capped Calls have an initial strike price of approximately $8.31 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes and an initial cap price of $12.54 per share, subject to certain adjustments. The 2024 Capped Calls are intended to reduce the potential economic dilution of approximately 83.1 million shares to our Class A common stock upon any conversion of the 2024 Notes and/or offset any cash payments we make in excess of the principal amount of converted notes with such reduction and/or offset, as the case may be, subject to a cap based on the cap price. The cost of $73.8 million incurred in connection with the 2024 Capped Calls was recorded as a reduction to additional paid-in capital.

As both the 2026 Capped Calls and 2024 Capped Calls are considered indexed to our own stock and are equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives.

Convertible Senior Notes and Capped Call Transactions – Impact on Earnings per Share

The 66.9 million shares initially underlying the conversion option of the 2026 Notes and the 83.1 million shares initially underlying the conversion option of the 2024 Notes will not have an impact on our diluted earnings per share until the Company has a period of net income and the average market price of our Class A common stock exceeds the respective conversion price of the 2026 Notes and 2024 Notes, as we intend and have the ability to settle the principal amount of the 2026 Notes and 2024 Notes in cash upon conversion. The Company computes the potentially dilutive impact of the shares of Class A common stock related to the 2026 Notes and 2024 Notes using the treasury stock method. The 2026 Capped Calls and 2024 Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

Credit Facility

In December 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with certain financial institutions that provides for a three-year revolving credit facility in an aggregate principal amount of up to $425.0 million and is secured by a blanket lien on the Company’s assets. The Company may borrow, repay and re-borrow funds under the Credit Agreement until December 31, 2023, at which time the 2020 Credit Agreement will terminate, and all outstanding revolving loans, together with all accrued and unpaid interest, must be repaid. The Company may use the proceeds of future borrowings under the 2020 Credit Agreement for general corporate purposes.

In connection with executing the 2020 Credit Agreement, the Company terminated its prior credit agreement dated December 20, 2018, by and between the Company and Bank of America, N.A., which provided for a revolving line of credit in the original principal amount of up to $200.0 million. There were no amounts outstanding at the time of the termination.

Under the 2020 Credit Agreement, at the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (the “Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio (“LIBOR Loan”).  The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a one-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

As of December 31, 2020, we had no amounts outstanding under the 2020 Credit Agreement.

Debt issuance costs of $1.4 million associated with the 2020 Credit Agreement were capitalized and are amortized on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in millions):

	December 31,	December 31,
	2020	2019
Accrued accounts payable	$58.1	$41.4
Accrued compensation liability	61.7	52.5
Contingent consideration obligation	323.6	180.0
Accrued payable from acquisitions	—	30.0
Value-added taxes payable	6.4	2.9
Other current liabilities	12.6	8.0
Total other current liabilities	$462.4	$314.8

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for sales and other taxes, customer deposits and accrued vendor expenses.

Other non-current liabilities consist of the following (in millions):

	December 31,	December 31,
	2020	2019
Contingent consideration obligation	$213.6	$140.1
Accrued payable from acquisitions	136.0	—
Deferred Consideration payable	24.4	—
Uncertain tax positions, including interest and penalties	24.8	15.9
Other non-current liabilities	2.3	2.4
Total other non-current liabilities	$401.1	$158.4

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

As of December 31, 2020, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

All of our stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

Equity Incentive Plans and Stock-Based Compensation Expense

In 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting stock options and RSUs to employees, directors and non-employees. Concurrent with the effectiveness of our initial public offering on December 15, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”), and all remaining common shares reserved for future grant or issuance under the 2007 Plan were added to the 2011 Plan. The 2011 Plan was adopted for purposes of granting stock options and RSUs to employees, directors and non-employees. The number of shares of our Class A common stock reserved for future issuance under our 2011 Plan will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by 4% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or such lesser number of shares that may be determined by the Company’s Board of Directors. During the year ended December 31, 2020, there was no increase in the Class A common stock reserved for future issuance under the 2011 Plan.

We recorded stock-based compensation expense related to grants of employee stock options, RSUs and performance and market-based awards in our consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$2.0	$1.5	$1.6
Research and development	73.4	47.0	42.1
Sales and marketing	14.7	11.3	8.5
General and administrative	32.5	21.7	16.0
Total stock-based compensation expense	$122.6	$81.5	$68.2

Stock Option Activity

All stock options granted under the 2011 Plan generally vest over four to five years, with 25% to 20% vesting after one year and the remainder vesting monthly thereafter over 36 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.

The following table shows stock option activity for the year ended December 31, 2020 (in millions, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2019	31.2	$3.24	$89.8	7.19
Granted	1.6	6.55
Forfeited, expired and cancelled	—	—
Exercised	(2.7)	2.87
Balance as of December 31, 2020	30.1	$3.46	$193.1	6.43
As of December 31, 2020
Exercisable options	20.8	$3.06	$142.1	6.00
Vested and expected to vest	30.1	$3.46	$193.1	6.43

The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of our stock options:

	Year Ended December 31,
	2020	2019	2018
Expected term, in years	6	6	6
Risk-free interest rates	0.80%	2.53%	2.14%
Expected volatility	36%	43%	47%
Dividend yield	—	—	—
Weighted-average estimated fair value of stock options granted during the year	$2.35	$2.41	$1.61

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020, 2019 and 2018 was $12.4 million, $44.9 million and $6.3 million, respectively. The total grant date fair value of options that vested during the year ended December 31, 2020, 2019 and 2018 was $13.1 million, $9.5 million and $6.0 million, respectively.

As of December 31, 2020, total unrecognized stock-based compensation expense of $15.5 million related to unvested stock options is expected to be recognized over a weighted-average recognition period of approximately 1.2 years.

RSU Activity

RSUs are granted to eligible employees under the 2011 Plan. In general, RSU awards vest in annual or quarterly installments over a period of four years, are subject to the employee’s continuing service to us and do not have an expiration date. The cost of RSUs is determined using the fair value of our common stock on the date of grant.

The following table shows a summary of RSU activity for the year ended December 31, 2020, which includes performance and market-based awards (in millions, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-
		Average Grant Date	Aggregate Intrinsic
		Fair Value	Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2019	40.2	$4.23	$246.0
Granted	46.3	8.63
Vested	(17.5)	4.05
Forfeited	(4.5)	4.52
Unvested as of December 31, 2020	64.5	$7.43	$636.0

As of December 31, 2020, total unamortized stock-based compensation expense relating to RSUs amounted to $426.4 million over a weighted-average recognition period of approximately 3.3 years.

Performance RSU

On March 15, 2020, the Company granted performance-based awards to certain executive officers (the “Executive Officer Performance RSUs”). The number of shares earned ranged from 0% to 120% of the target number of shares granted and were dependent upon on actual operating cash flows for the year ended December 31, 2020 relative to pre-established thresholds. The target number of shares granted totaled 0.6 million and based on actual operating cash flows for the year ended December 31, 2020, the highest threshold was achieved resulting in the actual shares earned of 0.7 million. The shares earned will vest over a period of four years following the grant date, with 25% vesting on the one year anniversary of the grant date and the remaining quarterly thereafter, subject to continued service by the executives.

Outside of the Executive Officer Performance PSUs, certain employees are eligible to receive Performance RSUs, which are subject to performance and time-based vesting requirements. The target number of shares of the Performance RSUs are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the date of employment with the Company. Generally, if the performance criteria are satisfied, 25% of the award will vest immediately or soon after with the remaining vesting ratably for each quarter or six month periods thereafter.

During the years ended December 31, 2020, 2019 and 2018, we recorded $2.8 million, $1.2 million and $1.8 million, respectively, of stock-based compensation expense related to Performance RSUs.

Market RSUs

On March 15, 2020, the Company granted Market RSUs to certain executive officers, with two separate prescribed measurement periods. Both prescribed measurement periods began on the grant date, with the first prescribed measurement period ending on December 31, 2021 (the “Two-Year Market RSUs”) and the second period ending on December 31, 2022 (the “Three-Year Market RSUs”). The number of RSUs earned (if any) will range from 0% to 150% of the target number of shares, depending on actual achievement of specific tiers for Zynga’s total shareholder return (“TSR”) relative to the TSR of companies comprising the S&P MidCap 400 Index over the prescribed measurement periods. If Zynga’s TSR is negative during any measurement period, the number of RSUs earned is capped at 100% of the target number of shares for that prescribed measurement period.

Any shares earned will vest in three equal annual increments, beginning on March 15 of the year following the conclusion of each prescribed measurement period, subject to continued service by the executives. The target number of shares totaled 2.2 million each for the Two-Year Market RSUs and the Three-Year Market RSUs, for a total of 4.4 million target shares.

The estimated per share grant date fair value of the Two-Year Market RSUs and Three-Year Market RSUs was $7.37 and $7.41, respectively. The significant assumptions used in estimating the grant date fair value of each award include an expected volatility of 27%, a risk-free interest rate ranging from 0.5% to 0.6% and an expected dividend yield of zero. During the year ended December 31, 2020, we recorded $8.0 million of stock-based compensation expense related to the Market RSUs.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our Board of Directors in September 2011 and by our stockholders in November 2011 and amended in August 2012. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2012, and continuing through and including January 1, 2021, by the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year, 25,000,000 shares or the number of shares that may be determined by the Company’s Board of Directors. During the year ended December 31, 2020, there was no increase in the Class A common stock reserved for future issuance under the 2011 ESPP.

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

As of December 31, 2020, there were $3.8 million of employee contributions withheld by the Company. During the year ended December 31, 2020, 2019 and 2018, the Company recognized $3.6 million, $3.4 million and $2.9 million of stock-based compensation expense related to the 2011 ESPP.

Employee Savings Plan

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 90% of their eligible compensation, or the statutory limit, whichever is lower. In  2020, 2019 and 2018, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 3% of each employee’s eligible compensation, subject to a maximum total contribution mandated by the IRS. The total expense for this savings plan was $6.5 million, $5.8 million and $4.7 million in the year ended December 31,  2020, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2020, we had reserved shares of common stock for future issuance as follows (in millions):

December 31, 2020
Stock options outstanding	30.1
RSUs outstanding	64.4
2011 Equity Incentive Plan	109.3
2011 Employee Stock Purchase Plan	120.6
Total	324.4

13. Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component from December 31, 2018 to December 31, 2020 (in millions):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2018	$(118.4)	$—	$(118.4)
Other comprehensive income (loss) before reclassifications	(7.7)	0.2	(7.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(7.7)	0.2	(7.5)
Balance as of December 31, 2019	$(126.1)	$0.2	$(125.9)
Other comprehensive income (loss) before reclassifications	75.3	(0.1)	75.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	75.3	(0.1)	75.2
Balance as of December 31, 2020	$(50.8)	$0.1	$(50.7)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Year Ended December 31,
	2020	2019	2018(1)
	Class A	Class A	Class A
Basic
Net income (loss) attributable to common stockholders	$(429.4)	$41.9	$15.5
Weighted-average common shares outstanding	1,016.8	938.7	862.5
Net income (loss) per share attributable to common stockholders	$(0.42)	$0.04	$0.02
Diluted
Net income (loss) attributable to common stockholders – basic	$(429.4)	$41.9	$15.5
Weighted-average common shares outstanding – basic	1,016.8	938.7	862.5
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	—	13.0	11.0
RSUs	—	22.3	15.1
Performance-based RSUs	—	—	1.0
Weighted-average common shares outstanding – diluted	1,016.8	974.0	889.6
Net income (loss) per share attributable to common stockholders – diluted	$(0.42)	$0.04	$0.02

(1)	The net income (loss) per share calculation for the year ended December 31, 2018 is presented as if the one-for-one class conversion occurred as of the beginning of the period.

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Stock options and employee stock purchase plan	31.3	3.7	6.2
RSUs (including performance and market-based awards)	56.6	0.6	8.1
Total	87.9	4.3	14.3

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor Commitments

We have entered into several contracts with licensors that contain minimum contractual commitments that may not be dependent on any deliverables. As of December 31, 2020, future minimum contractual royalty payments due to licensors for the licensed products are as follows (in millions):

Year ending December 31:
2021	$11.3
2022	0.4
2023	10.4
Thereafter	—
Total	$22.1

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of December 31, 2020, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in millions):

Year ending December 31:
2021	$17.5
2022	6.7
2023	1.1
Thereafter	—
Total	$25.3

Excluded from tables above is our uncertain income tax position liability of $24.8 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On September 12, 2019, the Company announced that an incident had occurred that may have involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation immediately commenced and advisors and third-party forensics firms were retained to assist. The investigation revealed that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed. The Company has provided notifications to players, investors, regulators and other third parties, where we believe notice was required or appropriate. The Company has exchanged correspondence with certain regulators as a result of the incident. The Company has also received and has responded to data subject access requests from certain European Union players of Zynga’s games.

Since March 3, 2020, five consumer class action complaints have been filed in connection with the Data Incident in federal court. On March 3, 2020, two plaintiffs – minor “I.C.” (acting through his parent Nasim Chaudhri) and Amy Gitre – filed a class action complaint arising out of the Data Incident (the “Chaudhri complaint”), generally alleging that Zynga failed to reasonably safeguard certain player information, including names, email addresses, and passwords (among other items); failed to provide them with timely notification of the breach; and made misleading representations concerning the safety and security of plaintiffs’ personal information. Plaintiffs allege claims against Zynga under several state law theories, including negligence, intrusion upon seclusion, failure to comply with data breach notification statutes, and unjust enrichment, and they seek injunctive relief and damages. Zynga filed a motion to compel arbitration and arbitration-related discovery on May 8, 2020.

On March 23, 2020, plaintiffs Carol Johnson and Lisa Thomas filed a second class action complaint in the Northern District of California federal court (the “Johnson complaint”). Similar to the Chaudhri complaint, the Johnson plaintiffs – residents of Missouri and Wisconsin – assert Zynga failed to adequately protect certain player information, including names, email addresses, and passwords (among other items). Plaintiffs contend that, despite Zynga’s representations in its privacy policy that sensitive player information would be adequately protected, plaintiffs’ passwords were stored using inadequate hashing methods or in plain text. Plaintiffs allege that the lack of adequate security measures caused them harm as a result of the Data Incident, and they assert numerous various claims against Zynga, including claims for negligence, negligence per se, unjust enrichment, declaratory relief, breach of confidence, breach of contract and implied contract, violations of California’s Unfair Competition Law (“UCL”, CGL 17200, et seq.), and state-specific violations of Missouri’s Merchandising Practices Act and Wisconsin’s Deceptive Trade Practices Act. Plaintiffs seek damages, as well as declaratory and injunctive relief. On May 26, 2020, Zynga filed a motion to compel arbitration and arbitration-related discovery.

On April 15, 2020, plaintiffs Joseph Martinez IV and Daniel Petro, residents of Colorado and Iowa, filed a third class action complaint in the Northern District of California (the “Martinez complaint”). Plaintiffs allege they are longtime Zynga players who were affected by the Data Incident. Similar to the Chaudhri and Johnson plaintiffs, the Martinez plaintiffs generally allege that Zynga failed to adequately store and protect or otherwise secure certain player information, including names, email addresses, and passwords (among other items); that Zynga used outdated and improper password encryption methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. Like the Johnson and Chaudhri plaintiffs, the Martinez plaintiffs assert claims for negligence, negligence per se, and unjust enrichment, as well as contractual claims, and claims for relief under multiple state consumer protection statutes. Additionally, the Martinez plaintiffs also assert misrepresentation and omission claims under California’s false advertising law and the California Consumer Legal Remedies Act. Plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. Zynga responded to the Martinez complaint by filing a motion to compel arbitration on June 19, 2020.

On January 6, 2021, the district court issued an order in all three of the above actions—Chaudhri, Johnson, and Martinez—denying Zynga’s motions to compel arbitration without prejudice, and granting an alternative request for preliminary arbitration-related discovery that Zynga had made in connection with its motions. Plaintiffs were ordered to provide Zynga with plaintiffs’ identifying information so that Zynga could identify each player’s records on its systems. A status hearing has been set for March 1, 2021.

On June 9, 2020 plaintiffs James Oeste and Marissa Oeste, both residents of Maryland, filed a fourth class action complaint in the Northern District of Maryland (the “Oeste complaint”). Plaintiffs allege they were Zynga players who were affected by the Data Incident. Similar to all the foregoing plaintiffs, the Oeste plaintiffs seek to represent a nationwide class and generally allege that Zynga failed to adequately or reasonably protect certain player information, including names, email addresses, and passwords (among other items); that Zynga used outdated or improper password hashing methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. The Oeste plaintiffs assert claims for contractual breach, negligence, negligence per se, invasion of privacy, and claims for relief under California consumer protection and unfair competition statutes. Zynga responded to the complaint on August 31, 2020, with a motion to transfer the action to the Northern District of California. The parties are awaiting the court’s ruling on the motion.

On August 13, 2020, plaintiff Christopher Rosiak filed a fifth class action in the Northern District of California (the “Rosiak complaint”). Plaintiff alleges similar and analogous claims to those in the Martinez (and other) actions, alleging that he suffered harm as a result of Zynga’s data breach. Plaintiff Rosiak alleges multiple state law claims, including contract-based claims, negligence, and violation of California’s unfair competition, false advertising, and consumer protection statutes.  Pursuant to extension orders granted by the Court, Zynga’s deadline to respond is currently March 8, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 under the caption “Report of Independent Registered Public Accounting Firm” which is incorporated herein by reference.

We acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi and Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi on July 1, 2020 and October 1, 2020, respectively. As permitted by SEC guidance, we excluded certain internal controls over financial reporting related to these entities from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Combined revenue, operating expenses and total assets subject to these entities’ internal control over financial reporting that are excluded from our assessment of the effectiveness of internal control over financial reporting constituted approximately 2%, 7% and 3% of consolidated revenue, operating expenses and total assets, respectively, excluding acquisition method fair value adjustments, as of and for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 25, 2021, our Board of Directors amended and restated the Company’s bylaws (the “Fifth Amended and Restated Bylaws”) in order to provide that stockholders holding at least 25 percent of the Company’s common stock in the aggregate are permitted to request the call of a special meeting of stockholders.

The foregoing description of the Fifth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Zynga’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
2.	Financial Statements Schedule:

Schedule II: Valuation and Qualifying Accounts (in millions)

Allowance for Credit Losses and Reserve for Uncollectible Advances	Balance at Beginning of Year(1)	Charges to Expense	Write-Offs, Net of Recoveries	Balance at End of Year
Year Ended December 31, 2020	$0.4	$0.1	$—	$0.5
Year Ended December 31, 2019	2.7	0.1	(2.8)	—
Year Ended December 31, 2018	—	3.2	(0.5)	2.7

(1)	The beginning balance for the year ended December 31, 2020 reflects the $0.4 million allowance for credit loss associated with our adoption of ASU 2016-13 on January 1, 2020.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Share Sale and Purchase Agreement dated as of 20 December 2018 relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	12/20/2018
2.2†	Share Sale and Purchase Agreement dated as of 25 May 2018 relating to the sale and purchase of the entire issued share capital of Gram Games Teknoloji A.S. between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	5/30/2018
2.3	Amendment Agreement dated as of 22 October 2020 relating to the Share Sale and Purchase Agreement dated 25 May 2018 for the sale and purchase of the entire issued share capital of Gram Games Teknoloji Anonim Şirketi between the Sellers’ Representative and Zynga Inc. as Purchaser	10-Q	001-35375	2.3	11/5/2020
2.4†	Share Sale and Purchase Agreement dated as of 31 May 2020 relating to the sale and purchase of the entire issued share capital of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	6/1/2020
2.5†	Share Sale and Purchase Agreement dated as of 4 August 2020 relating to the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	8/5/2020
2.6	Amendment Agreement dated as of 1 October 2020 relating to the Share Sale and Purchase Agreement dated 4 August 2020 for the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.2	10/2/2020

3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	06/11/2014
3.2	Fifth Amended and Restated Bylaws of Zynga Inc.					X
4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011
4.2	Indenture, dated June 14, 2019, between Zynga Inc. and Wells Fargo Bank, National Association	8-K	001-35375	4.1	6/14/2019
4.3	Form of 0.25% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K	001-35375	4.1	6/14/2019
4.4	Indenture, dated December 17, 2020, between Zynga Inc. and Wells Fargo Bank, National Association	8-K	001-35375	4.1	12/17/2020
4.5	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4)	8-K	001-35375	4.1	12/17/2020
4.6	Description of Securities	10-K	001-35375	4.4	2/28/2020
10.2+	Zynga Inc. 2007 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.2	8/27/2018
10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011
10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011
10.5+	Zynga Inc. 2011 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.3	8/27/2018
10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011
10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	001-35375	10.3	5/8/2012
10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013
10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan, as amended on August 15, 2012	S-8	333-206185	4.6	8/7/2015
10.10+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011
10.11+	Zynga Inc. Non-Employee Director Compensation Policy	10-K	001-35375	10.11	2/28/2020
10.12+	Zynga Inc. Change in Control Severance Benefit Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.1	8/27/2018
10.13+	Offer Letter, between Zynga Inc. and Frank Gibeau, as Amended and Restated effective as of August 23, 2018	8-K	001-35375	10.4	8/27/2018
10.14+	Offer Letter, between Zynga Inc. and Matthew Bromberg	10-Q	001-35375	101	8/5/2016
10.15+	Offer Letter between Zynga Inc. and Bernard Kim	10-Q	001-35375	10.2	8/5/2016
10.16+	Offer letter between Zynga Inc. and James Gerard Griffin	8-K	001-35375	10.1	9/30/2016
10.17+	Offer letter between Zynga Inc. and Phuong Phillips	10-Q	001-35375	10.1	11/8/2017
10.18+	Offer letter between Zynga Inc. and Jeffrey Ryan	10-K	001-35375	10.19	2/28/2019
10.19+	Director Nomination Letter	8-K	001-35375	10.1	5/2/2018

10.20+	Consulting Services Agreement between Zynga Inc. and William B. Gordon, dated as of May 11, 2018	10-Q	001-35375	10.2	8/3/2018
10.21†	Agreement of Purchase and Sale, dated as of May 24, 2019, by and between Big Dog Holdings LLC, a subsidiary of the registrant, and BCP-CG 650 Property LLC	8-K	001-35375	10.1	5/28/2019
10.22†	Form of Office Lease, by and between Zynga Inc., as tenant, and BCP-CG 650 Property LLC, as landlord	8-K	001-35375	10.1	5/28/2019
10.23	Purchase Agreement, dated June 11, 2019, by and among Zynga Inc. and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-35375	10.1	6/14/2019
10.24	Form of Capped Call Confirmation relating to the 0.25% Convertible Senior Notes due 2024	8-K	001-35375	10.2	6/14/2019
10.25	Purchase Agreement, dated December 14, 2020, by and among Zynga Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-35375	10.1	12/17/2020
10.26	Form of Capped Call Confirmation relating to the 0% Convertible Senior Notes due 2026	8-K	001-35375	10.2	12/17/2020
10.27	Credit Agreement, dated as of December 11, 2020, by and among Zynga Inc., as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders	8-K	001-35375	10.1	12/11/2020
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X
31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X
32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

ZYNGA INC.

By:	/s/ Frank Gibeau
Frank Gibeau Chief Executive Officer (On behalf of Registrant)

By:	/s/ James Gerard Griffin
James Gerard Griffin Chief Financial Officer (On behalf of Registrant)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Gerard Griffin and Phuong Y. Phillips, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus	Chairman of the Board	February 26, 2021
Mark Pincus

/s/ Frank Gibeau	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Frank Gibeau

/s/ James Gerard Griffin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
James Gerard Griffin

/s/ Regina E. Dugan	Director	February 26, 2021
Regina E. Dugan

/s/ William “Bing” Gordon	Director	February 26, 2021
William “Bing” Gordon

/s/ Louis J. Lavigne, Jr.	Director	February 26, 2021
Louis J. Lavigne, Jr.

/s/ Carol G. Mills	Director	February 26, 2021
Carol G. Mills

/s/ Janice M. Roberts	Director	February 26, 2021
Janice M. Roberts

/s/ Ellen F. Siminoff	Director	February 26, 2021
Ellen F. Siminoff

/s/ Noel B. Watson	Director	February 26, 2021
Noel B. Watson