Form 10-Q
period 2021-03-31
ZYNGA INC
filed 2021-05-06
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 15, 2021, there were 1,088,762,805 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In millions, except par value)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$699.5	$1,364.4
Short-term investments	662.3	208.4
Accounts receivable, net of allowance of $0.5 at March 31, 2021 and December 31, 2020, respectively	274.6	217.5
Restricted cash	120.0	—
Prepaid expenses	52.8	40.0
Other current assets	23.6	29.5
Total current assets	1,832.8	1,859.8
Long-term investments	—	2.0
Goodwill	3,164.3	3,160.8
Intangible assets, net	793.1	838.1
Property and equipment, net	37.6	39.3
Right-of-use assets	128.5	131.9
Restricted cash	16.0	136.0
Prepaid expenses	14.5	21.6
Other non-current assets	19.6	17.0
Total assets	$6,006.4	$6,206.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37.3	$57.2
Income tax payable	43.4	39.6
Deferred revenue	778.4	747.7
Operating lease liabilities	18.1	18.5
Other current liabilities	547.0	462.4
Total current liabilities	1,424.2	1,325.4
Convertible senior notes, net	1,303.2	1,289.9
Deferred revenue	1.8	0.3
Deferred tax liabilities, net	109.9	126.3
Non-current operating lease liabilities	118.4	122.0
Other non-current liabilities	106.5	401.1
Total liabilities	3,064.0	3,265.0
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020.5 shares outstanding: 1,088.8 shares as of March 31, 2021 and 1,081.6 as of December 31, 2020	5,324.2	5,276.5
Accumulated other comprehensive income (loss)	(66.3)	(50.7)
Accumulated deficit	(2,315.5)	(2,284.3)
Total stockholders’ equity	2,942.4	2,941.5
Total liabilities and stockholders’ equity	$6,006.4	$6,206.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Online game	$557.0	$344.4
Advertising and other	123.3	59.4
Total revenue	680.3	403.8
Costs and expenses:
Cost of revenue	260.7	146.2
Research and development	140.7	197.8
Sales and marketing	248.7	123.2
General and administrative	35.7	28.2
Total costs and expenses	685.8	495.4
Income (loss) from operations	(5.5)	(91.6)
Interest income	1.7	5.5
Interest expense	(14.7)	(7.0)
Other income (expense), net	8.9	(2.3)
Income (loss) before income taxes	(9.6)	(95.4)
Provision for (benefit from) income taxes	13.4	8.5
Net income (loss)	$(23.0)	$(103.9)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,084.4	952.5
Diluted	1,084.4	952.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$(23.0)	$(103.9)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(15.5)	(29.0)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	(0.1)	(1.0)
Other comprehensive income (loss), net of tax	(15.6)	(30.0)
Comprehensive income (loss)	$(38.6)	$(133.9)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	1,081.6	$—	$5,276.5	$—	$(50.7)	$(2,284.3)	$2,941.5
Exercise of stock options and ESPP	2.7	—	10.5	—	—	—	10.5
Vesting of RSUs, net of tax withholdings	4.5	—	—	(8.2)	—	—	(8.2)
Stock-based compensation expense	—	—	37.2	—	—	—	37.2
Retirements of treasury stock	—	—	—	8.2	—	(8.2)	—
Net income (loss)	—	—	—	—	—	(23.0)	(23.0)
Other comprehensive income (loss)	—	—	—	—	(15.6)	—	(15.6)
Balances at March 31, 2021	1,088.8	$—	$5,324.2	$—	$(66.3)	$(2,315.5)	$2,942.4

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	950.0	$—	$3,898.7	$—	$(125.9)	$(1,797.4)	$1,975.4
Exercise of stock options and ESPP	2.5	—	8.8	—	—	—	8.8
Vesting of RSUs, net of tax withholdings	3.3	—	—	(14.8)	—	—	(14.8)
Stock-based compensation expense	—	—	20.5	—	—	—	20.5
Retirements of treasury stock	—	—	—	14.8	—	(14.8)	—
Adoption of ASU 2016-13	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	—	(103.9)	(103.9)
Other comprehensive income (loss)	—	—	—	—	(30.0)	—	(30.0)
Balances at March 31, 2020	955.8	$—	$3,928.0	$—	$(155.9)	$(1,916.5)	$1,855.6

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(23.0)	$(103.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56.5	18.9
Stock-based compensation expense	37.2	20.5
(Gain) loss from sale of investments, foreign currency and sale of assets, net	(9.0)	0.9
(Accretion) amortization on marketable debt securities, net	—	(1.9)
Noncash lease expense	4.2	4.2
Noncash interest expense	13.2	6.2
Change in deferred income taxes and other	(15.2)	5.4
Changes in operating assets and liabilities:
Accounts receivable, net	(59.5)	(27.3)
Prepaid expenses and other assets	(2.0)	1.4
Accounts payable	(18.8)	(9.0)
Deferred revenue	40.4	20.7
Income tax payable	5.9	2.5
Operating lease and other liabilities	(193.6)	26.2
Net cash provided by (used in) operating activities	(163.7)	(35.2)
Cash flows from investing activities:
Purchases of investments	(537.2)	(471.0)
Maturities of investments	83.9	605.4
Sales of investments	—	96.8
Acquisition of property and equipment	(1.7)	(8.5)
Business combinations, net of cash acquired	(19.6)	—
Asset acquisitions of intangible assets	(0.9)	—
Other investing activities, net	(0.3)	(1.0)
Net cash provided by (used in) investing activities	(475.8)	221.7
Cash flows from financing activities:
Debt issuance costs paid	(0.9)	—
Taxes paid related to net share settlement of stockholders' equity awards	(8.2)	(14.8)
Proceeds from issuance of common stock	10.5	8.8
Acquisition-related contingent consideration payments	(25.1)	(48.1)
Net cash provided by (used in) financing activities	(23.7)	(54.1)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(3.3)

Net change in cash, cash equivalents and restricted cash	(664.9)	129.1
Cash, cash equivalents and restricted cash, beginning of period	1,500.4	453.3
Cash, cash equivalents and restricted cash, end of period	$835.5	$582.4

Noncash investing activity:
Acquisition-related deferred purchase consideration	$1.5	$—

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (PCs), consoles (such as Nintendo’s Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

We completed our initial public offering in December 2011 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ZNGA.”

Basis of Presentation and Consolidation

The accompanying interim consolidated financial statements are prepared and presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The interim consolidated financial statements include the operations of the Company and its owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheets as of March 31, 2021, the interim consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2021 and 2020 and the notes to the interim consolidated financial statements are unaudited. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing this standard’s impact on its consolidated financial statements, but does anticipate a material adjustment to the carrying amount of the liability and equity components of our convertible senior notes upon adoption and the Company will not early adopt.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in millions):

	Three Months Ended March 31,
	2021	2020
Online game:
Mobile	$538.7	$328.7
Other(1)	18.3	15.7
Online game total	$557.0	$344.4
Advertising and other:
Mobile	$122.1	$58.3
Other(1)	1.2	1.1
Advertising and other total	$123.3	$59.4
Total revenue	$680.3	$403.8

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in millions):

	Three Months Ended March 31,
	2021	2020
United States	$412.0	$243.3
All other countries(1)	268.3	160.5
Total revenue	$680.3	$403.8

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The estimated weighted average playing period of payers was ten months for the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, we recognized $1.9 million of online game revenue and income from operations from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. These changes in estimates did not impact our reported earnings per share in the three months ended March 31, 2021. During the three months ended March 31, 2020, there was no significant impact from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

Contract Balances

We receive payments from our customers based on the payment terms established in our contracts. Payments for online game revenue are required at time of purchase, are non-refundable and relate to non-cancellable contracts that specify our performance obligations. Such payments are initially recorded to deferred revenue and are recognized into revenue as we satisfy our performance obligations. Further, payments made by our players are collected by payment processors and remitted to us generally within 45 days of invoicing. Our right to the payments collected on our behalf is unconditional and therefore recorded as accounts receivable, net of the associated payment processing fees.

Payments for advertising arrangements are due based on the contractually stated payment terms. The contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.

During the three months ended March 31, 2021, we recognized $389.3 million of revenue that was included in the current deferred revenue balance on December 31, 2020.

The increase in accounts receivable, net during the three months ended March 31, 2021 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the three months ended March 31, 2021 was primarily driven by the sale of virtual items during the period, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$610.4	$—	$—	$610.4
Foreign certificates of deposit and time deposits	4.3	—	—	4.3
Total	$614.7	$—	$—	$614.7

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$152.7	$0.1	$—	$152.8
Foreign certificates of deposit and time deposits	6.5	—	—	6.5
Total	$159.2	$0.1	$—	$159.3

Long-term debt securities:
Corporate debt securities	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

Equity Securities

We recognized a gain of $0.2 million and a loss of $0.9 million during the three months ended March 31, 2021 and 2020, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

4. Fair Value Measurements

The composition of our financial assets and liabilities as of March 31, 2021 and December 31, 2020 among the three levels of the fair value hierarchy are as follows (in millions):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$243.7	$—	$—	$243.7
Corporate debt securities	—	25.0	—	25.0
Foreign certificates of deposit and time deposits	—	126.8	—	126.8
Short-term investments:
Corporate debt securities	—	610.4	—	610.4
Foreign certificates of deposit and time deposits	—	4.3	—	4.3
Mutual funds	—	47.6	—	47.6
Total financial assets	$243.7	$814.1	$—	$1,057.8

Liabilities:
Contingent consideration	$—	$—	$256.5	$256.5
Total financial liabilities	$—	$—	$256.5	$256.5

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$611.1	$—	$—	$611.1
Corporate debt securities	—	313.0	—	313.0
Foreign certificates of deposit and time deposits	—	85.6	—	85.6
Short-term investments:
Corporate debt securities	—	152.8	—	152.8
Foreign certificates of deposit and time deposits	—	6.5	—	6.5
Mutual funds	—	49.1	—	49.1
Long-term investments:
Corporate debt securities	—	2.0	—	2.0
Total financial assets	$611.1	$609.0	$—	$1,220.1

Liabilities:
Contingent consideration	$—	$—	$463.1	$463.1
Total financial liabilities	$—	$—	$463.1	$463.1

The following table presents the activity for the three months ended March 31, 2021 related to our Level 3 liabilities (in millions):

Level 3 Liabilities:	Contingent Consideration
Balance as of December 31, 2020	$463.1
Additions	—
Fair value adjustments	33.0
Payments	(239.6)
Balance as of March 31, 2021	$256.5

As of March 31, 2021, our contingent consideration obligations relate to the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018, Small Giant in the first quarter of 2019 and Rollic in the fourth quarter of 2020. Under the original terms of the Gram Games and Small Giant acquisitions, contingent consideration may be payable based on the achievement of certain future profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. Under the terms of the Rollic acquisition, contingent consideration may be payable based on the achievement of certain future bookings and profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For all three acquisitions, we estimated the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in estimating these acquisition date fair value measurements were each entity’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in the fourth quarter of 2020 to set the final contingent consideration payment at $75.0 million (the “Gram Games Amendment”), to be paid in third quarter of 2021. At the date of the Gram Games Amendment, the Company measured the remaining final obligation by calculating the present value of the final payment using a discount rate of 2.1%, commensurate with the remaining term. Subsequently, the Company accretes the obligation up to its final amount using the effective interest method.

The estimated value of the Gram Games contingent consideration obligation accreted up from $74.1 million as of December 31, 2020 to $74.5 million as of March 31, 2021. For the three months ended March 31, 2021 and 2020, we recognized $0.4 million and $11.1 million, respectively, of expense within research and development expenses in our consolidated statement of operations related to the Gram Games contingent consideration.

With the respect to the remaining Small Giant and Rollic contingent consideration obligations, we estimate the fair value at each subsequent reporting period using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value of the remaining Small Giant and Rollic contingent consideration liabilities as of March 31, 2021, weighted by the relative fair value of each annual period’s obligation to the total obligation.

	March 31, 2021
	Range	Weighted Average
Bookings growth rates	(1.2%) - 88.8%	11.1%
Bookings volatility	24.0% - 47.0%	29.2%
Asset volatility	35.0% - 55.0%	39.5%
Net cash flow margins	20.3% - 49.2%	43.7%
Discount rates	9.5% - 29.0%	13.9%

Changes in the projected performance of the acquired businesses could result in a higher or lower contingent consideration obligation in the future.

The estimated fair value of the Small Giant contingent consideration obligation decreased from $409.3 million as of December 31, 2020 to $198.7 million as of March 31, 2021. The decrease was driven by a $239.6 million payment to the former owners of Small Giant for its performance during the second contingent consideration period, partially offset by stronger than expected performance and the increased probability of achievement during the remaining performance period. For the three months ended March 31, 2021 and 2020, we recognized $29.0 million and $108.9 million, respectively, of expense within research and development expenses in our consolidated statement of operations.

In April 2021, the Company executed an amendment to the Share Purchase Agreement with the former owners of Small Giant to exclude the direct profitability from Puzzle Combat, which launched globally in April 2021, from the remaining performance period.

The estimated fair value of the Rollic contingent consideration obligation increased from $53.8 million as of December 31, 2020 to $57.8 million as of March 31, 2021. The increase was driven by the increased probability of achievement and stronger than expected performance during the remaining performance periods. For the three months ended March 31, 2021, we recognized $4.0 million of expense within research and development expenses in our consolidated statement of operations.

In April 2021, the Company executed an amendment to the Share Purchase Agreement with the former owners of Rollic to provide additional discretion in the method of allocating future acquisition expenses by Rollic to the performance metrics for the remaining performance periods, as agreed to in writing by each party.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in millions):

	March 31,	December 31,
	2021	2020
Computer equipment	$32.2	$30.4
Software	35.4	35.1
Furniture and fixtures	10.6	10.6
Leasehold improvements	30.5	30.8
Total property and equipment, gross	$108.7	$106.9
Less: Accumulated depreciation	(71.1)	(67.6)
Total property and equipment, net	$37.6	$39.3

The following represents our property and equipment, net by location (in millions):

	March 31,	December 31,
	2021	2020
United States	$21.8	$23.4
Turkey	7.8	7.7
India	3.9	4.3
All other countries(1)	4.1	3.9
Total property and equipment, net	$37.6	$39.3

(1)No foreign country exceeded 10% of our total property and equipment, net for any periods presented.

6. Leases

As of March 31, 2021, future lease payments related to our operating leases were as follows (in millions):

Year ending December 31:	Operating Leases
Remaining 2021	$18.0
2022	20.5
2023	19.1
2024	16.7
2025	13.1
2026	13.4
Thereafter	64.5
Total lease payments	165.3
Less: Imputed interest	(28.8)
Total lease liability balance	$136.5

7. Acquisitions

Acquisition of Echtra Games, Inc.

On March 2, 2021, we acquired 100% of all issued and outstanding share capital of Echtra Games, Inc. (“Echtra”), to expand our cross-platform game development tools, technologies and experience, for total purchase consideration of $21.1 million. The total purchase consideration included $19.6 million in cash and $1.5 million of unrestricted cash that was retained for a period of 12 months as security for general representations and warranties (the “Holdback Consideration”).

The following table summarizes the acquisition date fair value of the assets, including intangible assets, and related goodwill acquired from Echtra (in millions):

Estimated Purchase Price Allocation
Prepaid expenses	$0.1
Intangible assets, net:
Developed technology, useful life of 10 years	10.7
Goodwill	10.3
Total assets acquired	21.1
Total cash consideration, including Holdback Consideration	$21.1

The fair value of the developed technology intangible asset was determined using a cost to recreate approach. Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the three months ended March 31, 2021 (in millions):

Goodwill
Balance as of December 31, 2020(1)	$3,160.8
Additions	10.3
Foreign currency translation adjustments(2)	(6.8)
Balance as of March 31, 2021(1)	$3,164.3

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and British Pound, respectively.

The details of our acquisition-related intangible assets as of March 31, 2021 and December 31, 2020 are as follows (in millions):

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$979.7	$(388.7)	$591.0
Trademarks, branding and domain names	207.3	(41.9)	165.4
Third-party developer relationships	42.0	(5.3)	36.7
Total	$1,229.0	$(435.9)	$793.1

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$972.2	$(346.5)	$625.7
Trademarks, branding and domain names	208.5	(35.5)	173.0
Third-party developer relationships	42.0	(2.6)	39.4
Total	$1,222.7	$(384.6)	$838.1

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of March 31, 2021 and December 31, 2020. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $52.8 million and $16.4 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the weighted-average remaining useful lives of our acquired intangible assets were 4.1 years for developed technology, 6.1 years for trademarks, branding and domain names, 3.5 years for third-party developer relationships and 4.5 years in total, for all acquired intangible assets.

As of March 31, 2021, future amortization expense related to our intangible assets is expected to be recognized as follows (in millions):

Year ending December 31:
Remaining 2021	$149.6
2022	191.6
2023	177.9
2024	139.8
2025	80.9
2026	25.9
Thereafter	21.3
Total	$787.0

9. Income Taxes

The provision for income taxes increased $4.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by higher post-acquisition statutory operating profits of Small Giant, partially offset by the benefit generated from post-acquisition statutory operating losses of Peak.

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

The 2026 Notes have an initial conversion rate of 76.5404 shares of our Class A common stock per $1,000 principal amount of 2026 Notes, which is equal to an initial conversion price of approximately $13.07 per share of our Class A common stock, subject to adjustment if certain events occur. The 2024 Notes have an initial conversion rate of 120.3695 shares of our Class A common stock per $1,000 principal amount of 2024 Notes, which is equal to an initial conversion price of approximately $8.31 per share of our Class A common stock, subject to adjustment if certain events occur. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2026 Notes or 2024 Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the indentures, holders of the 2026 Notes and 2024 Notes may require us to repurchase for cash all or a portion of their respective 2026 Notes or 2024 Notes at a purchase price equal to 100% of the principal amount of the 2026 Notes and 2024 Notes plus accrued and unpaid interest.

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

•

during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of each applicable series of the 2026 Notes or 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of each applicable series of the 2026 Notes or 2024 Notes on each such trading day;

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

The Company may not redeem the 2026 Notes or 2024 Notes prior to December 20, 2023 and June 5, 2022, respectively. On or after those respective dates, the Company may redeem for cash all or any portion of the applicable series of the 2026 Notes or 2024 Notes, at its option, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price of the applicable series of the 2026 Notes or 2024 Notes for at least 20 trading days during any 30 consecutive trading-day period ending on and including the trading day immediately preceding the date when the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the applicable series of the 2026 Notes or 2024 Notes to be redeemed, plus any accrued and unpaid interest or special interest, as applicable.

As of March 31, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of March 31, 2021 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(78.1)	(159.7)	(237.8)
Unamortized transaction costs	(9.8)	(13.7)	(23.5)
Net carrying amount	$602.1	$701.1	$1,303.2

Equity component, net of transaction costs	$114.9	$163.7	$278.6

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2020 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(83.8)	(166.1)	(249.9)
Unamortized transaction costs	(10.5)	(14.2)	(24.7)
Net carrying amount	$595.7	$694.2	$1,289.9

Equity component, net of transaction costs	$114.9	$163.7	$278.6

Interest expense recognized related to the Notes was as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$0.4	$0.4
Amortization of debt discount	12.0	5.5
Amortization of transaction costs	1.2	0.7
Total	$13.6	$6.6

Based on the closing price of our Class A common stock of $10.21 on March 31, 2021, the if-converted value of the 2024 Notes of $848.0 million exceeded the principal amount of the 2024 Notes by $158.0 million. As of March 31, 2021, the estimated fair value of the 2026 Notes and 2024 Notes was $927.9 million and $945.0 million, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

As both the 2026 Capped Calls and 2024 Capped Calls are considered indexed to our own stock and are equity classified, therefore they are recorded in stockholders’ equity and are not accounted for as derivatives.

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

Under the 2020 Credit Agreement, at the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (the “Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio. The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a one-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

As of March 31, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in millions):

	March 31,	December 31,
	2021	2020
Accrued accounts payable	$77.4	$58.1
Accrued compensation liability	27.5	61.7
Contingent consideration obligation	293.7	323.6
Accrued payables from acquisitions	120.0	—
Value-added taxes payable	10.8	6.4
Other current liabilities	17.6	12.6
Total other current liabilities	$547.0	$462.4

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for sales and other taxes, customer deposits, accrued vendor expenses and deferred consideration payable from acquisitions.

Other non-current liabilities consist of the following (in millions):

	March 31,	December 31,
	2021	2020
Contingent consideration obligation	$37.3	$213.6
Accrued payables from acquisitions	16.0	136.0
Deferred consideration payable from acquisitions	24.7	24.4
Uncertain tax positions, including interest and penalties	25.9	24.8
Other non-current liabilities	2.6	2.3
Total other non-current liabilities	$106.5	$401.1

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$0.6	$0.4
Research and development	24.3	10.7
Sales and marketing	3.9	3.1
General and administrative	8.4	6.3
Total stock-based compensation expense	$37.2	$20.5

Stock Option Activity

The following table shows stock option activity for the three months ended March 31, 2021 (in millions, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
			Aggregate	Weighted-
		Weighted-Average	Intrinsic Value of	Average
		Exercise Price	Stock Options	Contractual Term
	Stock Options	(per option)	Outstanding	(in years)
Balance as of December 31, 2020	30.1	$3.46	$193.1	6.43
Granted	—	—
Forfeited, expired and cancelled	—	—
Exercised	(1.9)	2.96
Balance as of March 31, 2021	28.2	$3.49	$189.8	6.22

RSU Activity

The following table shows a summary of RSU activity for the three months ended March 31, 2021, which includes performance and market-based awards (in millions, except weighted-average grant date fair value):

	Outstanding RSUs

		Weighted-Average	Aggregate
		Grant Date Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2020	64.5	$7.43	$636.0
Granted	14.9	10.28
Vested	(5.3)	4.84
Forfeited	(1.1)	5.68
Unvested as of March 31, 2021	73.0	$8.22	$744.8

Performance-Based RSUs

On March 15, 2021, the Company granted performance-based awards to certain executives (the “2021 Performance RSUs”). The number of shares earned will range from 0% to 150% of the target number of shares granted, depending on an adjusted operating cash flow metric for the year ended December 31, 2021 relative to pre-established thresholds. Shares earned (if any) based on the level of achievement will vest over a period of four years following the grant date, with 25% vesting on the one year anniversary of the grant date and the remaining quarterly thereafter, subject to continued service by the employees. The target number of shares granted totaled 1.2 million.

The Company recognizes stock-based compensation expense for the 2021 Performance RSUs using the accelerated attribution method over the requisite service period. The amount of stock-based compensation is determined based on the probability of achievement of the pre-established thresholds at each reporting period. If necessary, at each reporting period, the Company records a cumulative catch-up adjustment to reflect any revised estimates regarding the probability of achievement.

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022 and will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three months ended March 31, 2021, no share repurchases were made under the 2018 Share Repurchase Program. As of March 31, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program.

All of our previous stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

Common Stock Reserved for Future Issuance

As of March 31, 2021, we had reserved shares of common stock for future issuance as follows, which reflects additional shares reserved under our 2011 Equity Incentive Plan and 2011 Employee Stock Purchase Plan (in millions):

March 31, 2021
Stock options outstanding	28.2
RSUs outstanding	73.0
2011 Equity Incentive Plan	176.7
2011 Employee Stock Purchase Plan	160.4
Total	438.3

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 (in millions):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For- Sale Marketable Debt Securities	Total
Balance as of December 31, 2020	$(50.8)	$0.1	$(50.7)
Other comprehensive income (loss) before reclassifications	(15.5)	(0.1)	(15.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(15.5)	(0.1)	(15.6)
Balance as of March 31, 2021	$(66.3)	$—	$(66.3)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
BASIC:
Net income (loss) attributable to common stockholders	$(23.0)	$(103.9)
Weighted-average common shares outstanding	1,084.4	952.5
Net income (loss) per share attributable to common stockholders	$(0.02)	$(0.11)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Stock options and employee stock purchase plan	29.0	30.9
RSUs (including performance and market-based awards)	64.8	40.8
Convertible senior notes	17.0	—
Total	110.8	71.7

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of March 31, 2021, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in millions):

Year ending December 31:
Remaining 2021	$27.2
2022	2.0
2023	10.4
Thereafter	—
Total	$39.6

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of March 31, 2021, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in millions):

Year ending December 31:
Remaining 2021	$13.3
2022	9.2
2023	1.2
2024	0.1
Thereafter	—
Total	$23.8

Excluded from tables above is our uncertain income tax position liability of $25.9 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On August 13, 2020, plaintiff Christopher Rosiak filed a fifth class action in the Northern District of California (the “Rosiak complaint”). Plaintiff alleges similar and analogous claims to those in the Martinez (and others) actions pending in the Northern District, alleging that he suffered harm as a result of Zynga’s data breach. Plaintiff Rosiak alleges multiple state law claims, including contract-based claims, negligence, and violation of California’s unfair competition, false advertising, and consumer protection statutes.

On January 6, 2021, the Northern California district court issued an order in three of the above actions—Chaudhri, Johnson, and Martinez—denying Zynga’s motions to compel arbitration without prejudice, and granting an alternative request for preliminary arbitration-related discovery that Zynga had made in connection with its motions. Plaintiffs were ordered to provide Zynga with plaintiffs’ identifying information. Following a status hearing before the court as to all actions pending before it, plaintiffs filed an amended and consolidated complaint in connection with the Chaudhri, Johnson, and Martinez complaints, as well as in connection with the Rosiak complaint. The amended and consolidated complaint was filed in the Northern District of California on March 12, 2021.

In response to the amended and consolidated complaint, on April 21, 2021, the Company filed renewed motions to compel arbitration in connection with the claims alleged by three of the individual named plaintiffs in the Chaudhri, Johnson, and Martinez actions. On the same date, the Company also filed a motion to dismiss claims alleged by all remaining plaintiffs in those actions, and in the Rosiak action. An opposition brief by plaintiffs and a reply brief by the Company will be filed in connection with both motions, and oral argument is scheduled before the court on July 27, 2021.

On February 26, 2021, a class action lawsuit was filed in the United States District Court for the Northern District of California by named plaintiff Michael Owens (the “Owens complaint”), who purchased in-game currency in connection with his use of certain Zynga social slots games. The Zynga social slots games at issue include: Hit it Rich! Slots, Black Diamond Casino, Wizard of Oz Slots, Willy Wonka Slots, Game of Thrones™ Slots Casino, Spin it Rich!, Princess Bride Slots and Riches of Olympus. Plaintiff alleges that Zynga has unlawfully developed, owns, and operates games that qualify as unlawful slot machines under California Penal Code section 330b; and that Zynga “developed, owned, operated, and controlled” such in violation of California Penal Code sections 330, et seq., the Illegal Gambling Business Act (18 U.S.C. § 1955), and the Unlawful Internet Gambling Enforcement Act of 2006 (31 U.S.C. §§ 5361-5367). Plaintiff also alleges that Zynga unlawfully designs and markets its social slots games in order to target individuals with addictive tendencies; and that Zynga implements game features that violate state consumer protection laws. Plaintiff seeks money damages, restitution, disgorgement and other remedies, as well as injunctive relief. Plaintiff filed an amended complaint on March 29, 2021, including claims by additional named plaintiffs Jennie Plumley, Jon Schweitzer, Charlie Finlay, and Melissa Irelan. On May 4, 2021 the Company filed a motion to compel arbitration in response to the amended complaint.

On March 2, 2021, a class-action lawsuit (the “Bourgeois complaint”) was filed in the Superior Court of Quebec, in the province of Montreal, Canada. The lawsuit was filed by named plaintiff Gabriel Bourgeois, who purchased loot box items in connection with his use of the Marvel Strike Force and Pokemon Go! electronic and online games (plaintiff does not allege that he purchased a loot box in connection with any Zynga game). Plaintiff alleges that Zynga and multiple other gaming defendants have unlawfully developed, own, and operate an unlicensed gaming system, through the use of loot boxes in connection with their games. Plaintiff asserts that defendants have unlawfully offered loot boxes to the public in connection with their games; failed to properly disclose the odds of winning in connection with loot boxes; and failed to employ appropriate safeguards surrounding minors’ ability to purchase loot boxes. The specific Zynga games at issue—which plaintiff does not claim to have played—include CSR Racing 2, Empires & Puzzles, Farmville: Country Escape and Dawn of Titans. Plaintiff collectively asserts that by offering loot boxes, all defendants have violated the Criminal Code of Canada provisions that regulate gaming; the Competition Act of Canada; and various individual consumer protection laws of the individual Canadian provinces. Plaintiff seeks monetary damages in the form of compensatory and punitive damages, on his own behalf and that of a nationwide Canadian class. Zynga is reviewing plaintiff’s claims and intends to mount a vigorous defense.

On April 12, 2021, IGT and IGT Canada Solutions ULC (“IGT”) served Zynga with a lawsuit in the Western District of Texas federal court (the “IGT complaint”), accusing the Company of infringing United States Patent Nos. 8,708,791; 9,159,189; 7,168,089; 7,303,473; 8,795,064; and 8,266,212. The complaint alleges that the following games and certain features contained within them infringe on the IGT patents: Zynga Poker, Words With Friends, Farmville and Zynga social slots games, including specifically, Hit It Rich! Slots. Zynga is reviewing the complaint and intends to defend itself vigorously. A response to the complaint is due on June 2, 2021.

The Company intends to defend itself vigorously against all claims asserted. At this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.

The Company is, at various times, also party to various other legal proceedings, claims and/or regulatory inquiries not previously discussed which arise in the ordinary course of business. In addition, the Company may receive notifications alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, expensive legal fees, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in the Company’s business practices, which could result in additional costs or a loss of revenue and could otherwise harm the Company’s business. Although the results of such litigation cannot be predicted with certainty, the Company believes that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on its business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

16. Subsequent Events

Acquisition of Uncosoft Yazılım Anonim Şirketi (“Uncosoft”)

On April 21, 2021, the Company’s subsidiary, Rollic, executed a Share Sale and Purchase Agreement (the “Uncosoft Agreement”) with the shareholders of Uncosoft, a Turkey joint stock company, pursuant to which Rollic acquired 100% of all issued and outstanding share capital of Uncosoft in exchange for cash consideration of $12.5 million, subject to closing adjustments and certain transaction expenses as set forth within the Uncosoft Agreement. The transaction closed on April 21, 2021.

Acquisition of Chartboost, Inc. (“Chartboost”)

On May 4, 2021, the Company executed a Merger Agreement (the “Chartboost Agreement”) with the shareholders of Chartboost, a Delaware corporation, pursuant to which the Company would acquire, at closing, Chartboost in exchange for cash consideration of $250.0 million, subject to closing adjustments and certain transaction expenses as set forth within the Chartboost Agreement. The closing is expected to occur in the third quarter of 2021, subject to receipt of regulatory approvals and satisfaction or waiver of specified conditions.

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

COVID-19 Update

We continue to remain focused on monitoring and assessing the COVID-19 pandemic including prioritizing the interests of our employees and players. As it relates to our employees, in mid-March 2020, our global workforce transitioned to remote working as we closed our offices, without any material disruption to our day-to-day operations. Our global offices largely continue to remain closed, with our global studios predominately operating remotely while we continue to assess the impact of the COVID-19 pandemic on the health and safety of our employees.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the three months ended March 31, 2021 and for future periods. See further discussion below in Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q of the possible impact of the COVID-19 pandemic on our business.

Q1 2021 Highlights

•

Record Revenue and Bookings Performance. We delivered our best revenue and bookings performance in Zynga history, with revenue of $680.3 million and bookings of $719.5 million, up 68% and 69% year-over-year, respectively.

•

Echtra Acquisition. On March 2, 2021, we acquired Echtra, which included a talented development team with extensive cross-platform experience and proprietary cross-platform development tools and technologies, for total purchase consideration of $21.1 million.

Overview

We are a leading provider of social game services with approximately 164 million average mobile monthly active users (“MAUs”) in the first quarter of 2021. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (PCs), consoles (such as Nintendo’s Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the first quarter of 2021, our average mobile monthly unique payers (“MUPs”) represented approximately 3.9% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Echtra Acquisition

On March 2, 2021, we acquired 100% of all issued and outstanding share capital of Echtra, a U.S. joint stock company, to expand our cross-platform game development tools, technologies and experience, for total purchase consideration of $21.1 million. The total purchase consideration included $19.6 million in cash and $1.5 million of unrestricted cash that was retained for a period of 12 months as security for general representations and warranties.

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

In 2021, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the three months ended March 31, 2021, we estimate that 51% and 45% of our revenue and 51% and 45% of our bookings were generated on Apple and Google platforms, respectively, while in the same period of the prior year, we estimate that 49% and 46% of our revenue and 48% and 47% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Financial Metrics

Revenue and Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period. We record the sale of virtual items (i.e. online game bookings) as deferred revenue and then recognize those bookings ratably over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then these advertising bookings are recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are the same. However, in the short term, there are various factors that may cause revenue to exceed or be less than bookings in any period.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Revenue to Bookings:
Revenue	$680.3	$403.8
Change in deferred revenue	39.2	21.1
Bookings	$719.5	$424.9

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$660.7	$387.0
Change in mobile deferred revenue	38.9	21.5
Mobile bookings	$699.6	$408.5

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

Consistent with our focus on mobile gaming platforms, we report these audience-related metrics based only on mobile platforms. We have ceased including our web-based games in these audience metrics as a result of their decreasing significance as part of our overall financial and operating results and the technical challenges resulting from increased volumes of apparent player activity that we are unable to reliably validate and de-duplicate, as these web-based games are generally more susceptible than mobile platforms to attempts to replicate legitimate player activity.

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions, except Mobile ABPU)
Average Mobile DAUs(1)	38	21
Average Mobile MAUs(1)	164	68
Average Mobile MUUs(2)	37	43
Average Mobile MUPs(2)	1.4	1.2
Mobile ABPU	$0.202	$0.216

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

Average Mobile DAUs and MAUs increased in the three months ended March 31, 2021 when compared to the same period of the prior year, primarily driven by contributions from the games acquired from Peak in July 2020 and Rollic in October 2020.

Average Mobile MUUs decreased in the three months ended March 31, 2021 compared to the same period of the prior year, primarily driven by a decline in average Mobile MAUs from our older mobile games, casual card games and Words With Friends, partially offset by an increase from Harry Potter™: Puzzles & Spells, which launched in September 2020. Average Mobile MUPs increased primarily due to an increase in payers in Harry Potter™: Puzzles & Spells. Finally, Mobile ABPU decreased due to a larger increase in Mobile DAU relative to the increase in mobile bookings, primarily reflecting the addition of Rollic’s hyper-casual games into our portfolio.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile online game payer bookings, average Mobile MUPs and average monthly unique mobile online game payer bookings per average Mobile MUP:

	Three Months Ended March 31,
	2021	2020
Average monthly unique mobile online game payer bookings (in millions)(1)	$74	$50
Average Mobile MUPs (in millions)(2)	1.4	1.2
Average monthly unique mobile online game payer bookings per average Mobile MUP(3)	$51	$40

(1)

Average monthly unique mobile online game payer bookings represent the monthly average amount of mobile online game bookings for the applicable quarter or year that we received through payment methods for which we can quantify the number of unique payers. Accordingly, mobile online game bookings from our mobile messenger games, Merge Magic! and our games acquired from Gram Games, Small Giant, Peak and Rollic are excluded.

(2)

Excluded from average Mobile MUPs are players of our mobile messenger games, Merge Magic!, and games acquired from Gram Games, Small Giant, Peak and Rollic. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

(3)	Average monthly unique mobile online game payer bookings per average Mobile MUP is calculated by dividing average monthly unique mobile online game payer bookings by average Mobile MUPs.

Average monthly unique mobile online game payer bookings increased in the three months ended March 31, 2021 compared to the same period of the prior year, primarily due to contribution from Harry Potter™: Puzzles & Spells and our social slots portfolio. Average monthly unique mobile online game payer bookings per Average Mobile MUP increased due to a greater increase in average monthly unique mobile online game payer bookings relative to the increase in average Mobile MUPs.

Although we monitor our unique mobile payer metrics, we focus on monetization, including in-game advertising, of all of our players and not just those who are payers. Accordingly, we strive to enhance content and our players’ game experience to increase our bookings and Mobile ABPU, which is a measure of overall monetization across all of our players through the sale of virtual items and advertising. Future growth in audience and engagement will depend on our ability to retain current players, attract new players, launch new games, expand into new markets and distribution platforms, and the success of our network. Our operating metrics may not correlate directly to quarterly revenue or bookings trends.

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

New market development. We are investing in new distribution channels, cross-platform play and international markets to expand our reach and grow our business. For example, we continue to expand our game publishing internationally, including the release of Harry Potter: Puzzles & Spells in Asia during 2020. Our ability to be successful will depend on our ability to develop a successful mobile network, obtain new players and retain existing players on new and existing social networks and attract advertisers.

As we expand into new markets and distribution channels, we expect to incur headcount, marketing and other operating costs in advance of the associated revenue and bookings. Our financial performance will be impacted by our investment in these initiatives and their success.

Hiring and retaining key personnel. Our ability to compete depends in large part on our ability to hire and retain key talent and match that key talent to our current business needs. We are continually reviewing our hiring, learning and development and total rewards programs against best practices, with the goal of building and retaining world class teams. For further discussion on our human capital, refer to Part I, Item I “Business” included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

In April 2021, Apple released a version update of iOS 14.5 that requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition and deliver targeted ads. While the release did not directly impact our reported results for the three months ended March 31, 2021, we do expect to see short-term impact on advertising yields following its release.

Revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Online game:
Mobile	$538.7	$328.7	64%
Other(1)	18.3	15.7	17%
Online game total	$557.0	$344.4	62%
Advertising and other:
Mobile	$122.1	$58.3	109%
Other(1)	1.2	1.1	9%
Advertising and other total	$123.3	$59.4	108%
Total revenue	$680.3	$403.8	68%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total revenue increased $276.5 million in the three months ended March 31, 2021 as compared to the same period of the prior year, while bookings increased $294.6 million over the same period.

Mobile online game revenue and other online game revenue increased $210.0 million and $2.6 million, respectively, in the three months ended March 31, 2021 as compared to the same period of the prior year, resulting in a total online game revenue increase of $212.6 million.

The increase in mobile online game revenue of $210.0 million was primarily attributable to the addition of mobile revenue from Toon Blast and Toy Blast, in the amounts of $89.4 million and $44.5 million, respectively, as these games were acquired in July 2020, and the addition of mobile revenue from Harry Potter™: Puzzles & Spells in the amount of $17.3 million as the game was launched in September 2020. The increase is further supplemented by increases in revenue from Empires & Puzzles, our social slots games, Zynga Poker, our casual card games, Words With Friends and CSR Racing 2, in the amounts of $31.9 million, $17.6 million, $5.6 million, $4.3 million, $3.7 million and $3.1 million, respectively, due to the overall increase in bookings in these games. Furthermore, the increase was also attributable to increases in mobile revenue from Merge Magic! in the amount of $5.9 million due to higher amortization of prior period deferred revenue. The overall increase is offset by a decrease in revenue from Merge Dragons! in the amount of $14.5 million due to the overall decrease in bookings and audience metrics in the game.

The increase in other online game revenue of $2.6 million was primarily attributable to increases in web revenue from Hit It Rich! Slots and Game of Thrones™ Slots Casino in the amounts of $1.8 million and $1.0 million, respectively, due to the overall increase in bookings in these games.

During the three months ended March 31, 2021, we recognized $1.9 million of online game revenue from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. These changes in estimates did not impact our reported earnings per share in the three months ended March 31, 2021. During the three months ended March 31, 2020, there was no significant impact from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

In the three months ended March 31, 2021, Empires & Puzzles, Toon Blast and Merge Dragons! were our top online revenue-generating games and comprised 21%, 16% and 11%, respectively, of our online game revenue for the period. In the three months ended March 31, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 22% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

The estimated weighted average playing period of payers was ten months for the three months ended March 31, 2021 and 2020.

Mobile advertising revenue increased $63.8 million and other advertising and other revenue increased $0.1 million in the three months ended March 31, 2021 as compared to the same period of the prior year, resulting in a total advertising and other increase of $63.9 million.

The increase in mobile advertising revenue of $63.8 million was primarily due to a $40.0 million increase in mobile in-game display advertising revenue and a $23.8 million increase in revenue from in-game offers, engagement advertisements and other revenue, both of which were primarily driven by the Rollic acquisition in October 2020, further supplemented by advertising inventory optimizations in our Words With Friends game.

International revenue as a percentage of total revenue was 39% and 40%, respectively, in the three months ended March 31, 2021 and 2020.

Cost of revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Cost of revenue	$260.7	$146.2	78%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Cost of revenue increased $114.5 million in the three months ended March 31, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $69.5 million in payment processing fees from increased bookings generated from mobile payment processors which was predominately driven by the games acquired from Peak and the launch of Harry Potter™: Puzzles & Spells during the third quarter of 2020, $36.4 million from the amortization of intangible assets which was largely driven by our acquisition of Peak and our acquisition of Rollic in the fourth quarter of 2020, $6.3 million in royalty expense and $1.6 million in hosting costs.

Research and development

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Research and development	$140.7	$197.8	(29)%

Three Months Ended March 31, 2021 Compared to Three Months March 31, 2020

Research and development expenses decreased $57.1 million in the three months ended March 31, 2021 compared to the same period of the prior year. The decrease was primarily attributable to an $86.6 million net decrease in expense related to fair value adjustments associated with our Small Giant, Gram Games and Rollic contingent consideration obligations. The decrease was partially offset by a $13.6 million increase in stock-based compensation expense and $13.1 million in headcount-related expenses – both of which were primarily driven by our Peak and Rollic acquisitions and $3.0 million related to outside services.

Sales and marketing

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Sales and marketing	$248.7	$123.2	102%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Sales and marketing expenses increased $125.5 million in the three months ended March 31, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $121.2 million in player acquisition costs, primarily related to the games acquired from Peak and Rollic, as well as the launch of Harry Potter™: Puzzles & Spells. The increase was further supplemented by increases of $2.4 million in other marketing costs and $1.3 million headcount-related expenses.

General and administrative

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
General and administrative	$35.7	$28.2	27%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

General and administrative expenses increased $7.5 million in the three months ended March 31, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $2.1 million in stock-based compensation, $1.2 million in legal expenses, $0.9 million in outside services, $0.7 million in acquisition-related transaction costs and $0.6 million in information technology-related expenses.

Interest income

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Interest income	$1.7	$5.5	(69)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Interest income decreased $3.8 million in the three months ended March 31, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a lower average amount invested in short and long-term investments when compared to the prior period.

Interest expense

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Interest expense	$14.7	$7.0	110%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Interest expense increased $7.7 million in the three months ended March 31, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $7.1 million in non-cash interest related to the convertible notes due 2024 and 2026.

Other income (expense), net

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Other income (expense), net	$8.9	$(2.3)	NM

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Other income (expense), net increased $11.2 million in the three months ended March 31, 2021 compared to the same period of the prior year. The increase was primarily attributable to a net $10.0 million increase in foreign exchange transaction gains, primarily associated with remeasurement of intercompany loans with the Company’s foreign subsidiaries.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2021	2020	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$13.4	$8.5	58%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The provision for (benefit from) income taxes increased $4.9 million during the three months ended March 31, 2021 compared to the same period of the prior year. The increase was primarily driven by higher post-acquisition statutory operating profits of Small Giant, partially offset by the benefit generated from post-acquisition statutory operating losses of Peak.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
	(in millions)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(1.7)	$(8.5)
Depreciation and amortization	56.5	18.9
Cash flows provided by (used in) operating activities	(163.7)	(35.2)
Cash flows provided by (used in) investing activities	(475.8)	221.7
Cash flows provided by (used in) financing activities	(23.7)	(54.1)

Our principal liquidity requirements are our lease commitments, licensing and marketing commitments, hosting commitments, capital expenditure needs, including strategic purchases and acquisitions, contingent consideration payments, interest payments and principal repayments of our convertible notes and any share repurchase activity we choose to effect. We expect to finance our operations primarily through cash provided by operating activities and cash on hand. However, we cannot be certain that these sources will be sufficient to finance our operations, future growth through acquisitions or share repurchase activity, thus we may seek additional financing in the future.

As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and short and long-term investments of $1.4 billion and $1.6 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, mutual funds and foreign certificates of deposit and time deposits.

Convertible Senior Notes and Capped Call Transactions

In December 2020, we issued $874.5 million aggregate principal amount of 0% convertible senior notes due 2026, with an initial conversion rate of 76.5404 shares of our Class A common stock (equal to an initial conversion price of approximately $13.07 per share), subject to adjustment if certain events occur (the “2026 Notes”). In June 2019, we issued $690.0 million aggregate principal amount of 0.25% convertible senior notes due 2024, with an initial conversion rate of 120.3695 shares of our Class A common stock (equal to an initial conversion price of approximately $8.31 per share), subject to adjustment if certain events occur (the “2024 Notes”).

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

The 2026 Notes mature on December 15, 2026 and the 2024 Notes mature on June 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms respectively prior to the maturity date. The 2026 Notes do not bear regular interest, and the principal amount does not accrete. Interest is payable semiannually on the 2024 Notes in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Company may not redeem the 2026 Notes or 2024 Notes prior to December 20, 2023 and June 5, 2022, respectively.

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

As of March 31, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

In connection with the offering of the 2026 Notes and 2024 Notes, the Company also entered into privately negotiated capped call options with certain counterparties (the “2026 Capped Calls” and “2024 Capped Calls”, respectively). The 2026 Capped Calls have an initial strike price of approximately $13.07 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes and an initial cap price of $17.42 per share, subject to certain adjustments. The 2026 Capped Calls are intended to reduce the potential economic dilution of approximately 66.9 million shares to our Class A common stock upon any conversion of the 2026 Notes and/or offset any cash payments we make in excess of the principal amount of converted notes with such reduction and/or offset, as the case may be, subject to a maximum based on the cap price.

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

Under the 2020 Credit Agreement, at the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.50% to 1.00%, determined based on the Company’s consolidated leverage ratio for the four most recent fiscal quarters (the “Consolidated Leverage Ratio”) or (ii) the LIBOR rate (for interest periods of one, two, three or six months) plus a margin ranging from 1.50% to 2.00%, determined based on the Company’s Consolidated Leverage Ratio. The base rate is defined as the highest of (i) the federal funds rate, plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) the LIBOR rate for a one-month interest period plus 1.00%. The Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.25% to 0.35%, determined based on the Company’s Consolidated Leverage Ratio.

As of March 31, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

The 2020 Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of March 31, 2021. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the 2020 Credit Agreement):

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

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During the three months ended March 31, 2021, no share repurchases were made and as of March 31, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net loss of $23.0 million is adjusted to exclude certain non-cash items, operating activities used $163.7 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2021. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $56.5 million and stock-based compensation expense of $37.2 million. Further, the non-cash expense associated with the increase in the Small Giant, Rollic and Gram Games contingent consideration obligations drove a $33.4 million increase in our operating liabilities during the three months ended March 31, 2021.

The change in our operating assets and liabilities during the three months ended March 31, 2021 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $261.0 million outflow of cash, cash equivalents and restricted cash, primarily due to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in operating activities in the amount of $214.5 million. The outflow was further supplemented by an outflow from accounts receivable, net of $59.5 million, which was primarily driven by the timing of cash receipts from one of our largest payment processors, as well as an outflow from the payment of bonuses related to 2020 company performance. These outflows were offset by inflows from deferred revenue of $40.4 million.

Investing Activities

Investing activities used $475.8 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2021. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $453.3 million of investment purchases, net of maturities. The outflow of cash, cash equivalents and restricted cash associated with investing activities was further supplemented by outflows of $19.6 million associated with our Echtra acquisition and $1.7 million of capital expenditures, primarily related to leasehold improvements.

Financing Activities

Financing activities used $23.7 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2021. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in financing activities in the amount of $25.1 million. The outflow of cash, cash equivalents and restricted cash was further supplemented by taxes paid on behalf of employees related to the net settlement of equity awards in the amount of $8.2 million, partially offset by proceeds from the issuance of common stock in the amount of $10.5 million.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three months ended March 31, 2021.

Contractual Obligations (1)

	Operating Leases	Licensor and Marketing	Other	Total
Year ending December 31:	(in millions)
Remaining 2021	$18.0	$27.2	$13.3	$58.5
2022	20.5	2.0	9.2	31.7
2023	19.1	10.4	1.2	30.7
2024	16.7	—	0.1	16.8
2025	13.1	—	—	13.1
2026	13.4	—	—	13.4
Thereafter	64.5	—	—	64.5
Total	$165.3	$39.6	$23.8	$228.7

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $25.9 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the original terms of the Small Giant, Gram Games and Rollic acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets – and in the case of Rollic, bookings targets as well – during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. During the first quarter of 2021, we paid $239.6 million to the former owners of Small Giant for its performance during the second annual contingent consideration period.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in the fourth quarter of 2020 to set the final contingent consideration payment at $75.0 million to be paid in third quarter of 2021. The Company revised its measurement of the final obligation and as of March 31, 2021, the current liability was estimated at $74.5 million, based upon the present value of the final payment using a discount rate commensurate with the remaining term.

With respect the remaining Small Giant and Rollic contingent consideration obligations, as of March 31, 2021, the estimated fair value was $198.7 million and $57.8 million, respectively, of which $219.2 million represents a current liability.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2020. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations, including subsequent remeasurement of contingent consideration obligations
•	Licenses and royalties
•	Recent Accounting Pronouncements

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. However, should financial market conditions worsen in the future, including any potential impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for a more complete discussion on the market risks we encounter, as well as Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2020.

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

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The effects of the COVID-19 pandemic on society and player behavior are highly uncertain. For example, primarily during the second quarter of 2020, we saw increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. Since then, audience levels have started to return to levels more consistent with prior periods, while player engagement and monetization remain strong. These changes in player activity may not be indicative of our financial and operating results in future periods. Furthermore, there is no assurance that player behavior will not further decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. In 2021, we have seen the return of shelter-in-place and curfew mandates in certain geographies and other efforts to combat the ongoing pandemic, and there is no certainty how these developments may affect our operations and player behavior.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. Furthermore, following the closing of the proposed acquisition of Chartboost, Inc., our competitors will also include mobile monetization and advertising platforms.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired a controlling interest in Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) after having purchased its casual card game division in the fourth quarter of 2017, in October 2020 we acquired a controlling interest in Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), and in May 2021 we announced the proposed acquisition of Chartboost, Inc. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

Compared to all players who play our games in any period, only a small portion are paying players. For the first quarter of 2021, we had approximately 1.4 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Games and games acquired as part of our Gram Games, Small Giant, Peak and Rollic acquisitions), who represented approximately 3.9% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of March 31, 2021, we had an accumulated deficit of $2.3 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees while working remotely presents our teams with new challenges. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2021, approximately 28% of our employees had been with us for less than one year and approximately 43% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted, and will continue to devote, increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees. As we evaluate options for the post-pandemic re-opening of our offices, we face uncertainty as to what our future workplace will look like and our ability to hire, motivate and retain our employees, as we strive to balance the health and safety of our employees with our employees’ preferences for collaboration and flexible work arrangements, while also maintaining efficient work streams, employee morale, and company culture.

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

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments. If financial markets experience volatility, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expense to vary from expectations. Although we believe our current investment portfolio has a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures. As another example, in April 2021, Apple released iOS version 14.5 which requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. We are continuing to evaluate how these rules or changes may affect our business, operations and financial results.

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

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. In June 2020, Apple announced further changes, requiring its users with iOS 14 (and presumably future iOS versions) to request a user’s permission to tract them or to access their mobile device’s identifier for advertising (IDFA). Those changes, known as Apple’s AppTracking Transparency framework, went into effect in late April 2021, with the release of iOS 14.5. If users do not elect participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.

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

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google and Microsoft. We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws, including, among others, the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.

In September 2019, we announced that an incident had occurred that involved player data (the “Data Incident”). Upon our discovery of the Data Incident, an investigation was immediately commenced and leading advisors and third-party forensics firms were retained to assist. The investigation revealed that, during the third quarter of 2019, outside hackers illegally accessed certain player account information and other Zynga information, and that no financial information was accessed.  We provided notifications to players, investors, regulators and other third parties, where we believed notice was required or appropriate.  We may continue to experience increased costs related to our response to the Data Incident and our efforts to further enhance our security measures. In addition, it is possible that the Data Incident may result in loss of players and partners, harm to our reputation, increased costs to maintain insurance coverage, devotion of substantial management time, litigation or regulatory enforcement, claims for indemnification obligations, future cybersecurity attacks and other potential liabilities. We are currently subject to consumer class action complaints filed in connection with the Data Incident, as further described in the section titled “Legal Matters” included in Note 15 —“Commitments and Contingencies” in the notes to the consolidated financial statements included herein. While we intend to defend ourselves vigorously against the claims asserted, we cannot anticipate the potential outcomes, costs and expenses associated with these and any future lawsuits. Although we maintain insurance, the amount of our insurance may not cover the costs associated with such consumer class actions.

(*) We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection and protection of minors, and these laws and regulations are continually evolving.  Our actual or perceived failure to comply with these laws and regulations could harm our business.

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, deletion and protection of personal information and other player data on the Internet and mobile platforms, and upon the closing of our proposed acquisition of Chartboost, Inc., we expect to be subject to additional laws and contractual obligations relating to its advertising operations. The scope of these laws are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.

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

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, consumer protection claims, commercial and indemnification claims, acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 15 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, electronic marketing, protection of minors, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices and could have an adverse effect on our business. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Subsequent to this ruling, additional purported class-action suits were filed against other social casino gaming companies for alleged violations of Washington State’s gambling and consumer protection laws, and some of the defendant companies have entered into settlement agreements to settle their respective lawsuits. In late 2020 and throughout 2021, several class action suits have been filed in multiple states in the U.S. against platforms and publishers alleging online social casino games violate various anti-gambling laws, including a February 2021 federal class action suit filed against Zynga in California alleging that our social slots games violate certain state anti-gambling and consumer protection laws. In Australia, a member of federal parliament introduced a bill in June 2020 seeking to ban social casino games in the country because, in part, his belief that such games groom children and young adults for real-money gambling later in life. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport in September 2020 launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior, several class action suits have been filed in Brazil and in Canada against various companies for offering loot boxes in their games or platforms based in part on claims connecting or equating loot boxes to gambling (with Zynga being one of numerous defendants in a Canadian class action suit), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as Empires & Puzzles, CSR Racing 2, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2020 and March 31, 2021, the trading price of our Class A common stock ranged from a low of $6.50 per share to a high of $12.32 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

The following table represents our stock repurchase activity during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2021	—	$—	—	$173,847,972
February 1 - February 28, 2021	—	$—	—	$173,847,972
March 1 - March 31, 2021	—	$—	—	$173,847,972
Total	—	$—	—

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

2.1

Second Amendment Agreement made on April 13, 2021 to the Share Sale and Purchase Agreement dated as of 20 December 2018, and as amended on May 15, 2019, relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser

X

2.2

Second Amendment Agreement dated as of 20 April 2021 relating to the Share Sale and Purchase Agreement dated 4 August 2020 as later amended on 1 October 2020 for the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 6, 2021.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ James Gerard Griffin
James Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)