Form 10-Q
period 2021-06-30
ZYNGA INC
filed 2021-08-06
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 15, 2021, there were 1,091,890,649 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In millions, except par value)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,058.0	$1,364.4
Short-term investments	444.5	208.4
Accounts receivable, net of allowance of $0.5 at June 30, 2021 and December 31, 2020, respectively	259.3	217.5
Restricted cash	136.0	—
Prepaid expenses	53.3	40.0
Other current assets	26.5	29.5
Total current assets	1,977.6	1,859.8
Long-term investments	—	2.0
Goodwill	3,181.2	3,160.8
Intangible assets, net	746.5	838.1
Property and equipment, net	36.1	39.3
Right-of-use assets	150.5	131.9
Restricted cash	—	136.0
Prepaid expenses	18.4	21.6
Other non-current assets	21.9	17.0
Total assets	$6,132.2	$6,206.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42.8	$57.2
Income tax payable	76.2	39.6
Deferred revenue	774.8	747.7
Operating lease liabilities	17.7	18.5
Other current liabilities	596.4	462.4
Total current liabilities	1,507.9	1,325.4
Convertible senior notes, net	1,316.6	1,289.9
Deferred revenue	0.2	0.3
Deferred tax liabilities, net	94.2	126.3
Non-current operating lease liabilities	140.4	122.0
Other non-current liabilities	52.3	401.1
Total liabilities	3,111.6	3,265.0
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020.5; shares outstanding: 1,092.0 shares as of June 30, 2021 and 1,081.6 as of December 31, 2020	5,367.6	5,276.5
Accumulated other comprehensive income (loss)	(55.3)	(50.7)
Accumulated deficit	(2,291.7)	(2,284.3)
Total stockholders’ equity	3,020.6	2,941.5
Total liabilities and stockholders’ equity	$6,132.2	$6,206.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Online game	$587.0	$388.2	$1,144.0	$732.5
Advertising and other	133.0	63.5	256.3	122.9
Total revenue	720.0	451.7	1,400.3	855.4
Costs and expenses:
Cost of revenue	253.3	179.2	514.0	325.4
Research and development	109.8	227.9	250.5	425.8
Sales and marketing	244.2	134.7	492.9	257.8
General and administrative	37.9	39.2	73.6	67.4
Total costs and expenses	645.2	581.0	1,331.0	1,076.4
Income (loss) from operations	74.8	(129.3)	69.3	(221.0)
Interest income	1.7	3.6	3.4	9.1
Interest expense	(14.7)	(7.0)	(29.4)	(13.9)
Other income (expense), net	(9.1)	0.6	(0.2)	(1.7)
Income (loss) before income taxes	52.7	(132.1)	43.1	(227.5)
Provision for (benefit from) income taxes	24.9	18.2	38.3	26.7
Net income (loss)	$27.8	$(150.3)	4.8	$(254.2)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.16)	$0.00	$(0.27)
Diluted	$0.02	$(0.16)	$0.00	$(0.27)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,089.7	956.9	1,087.1	954.7
Diluted	1,147.6	956.9	1,146.0	954.7

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$27.8	$(150.3)	$4.8	$(254.2)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	11.0	16.3	(4.5)	(12.7)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities, net of tax	—	1.4	(0.1)	0.4
Other comprehensive income (loss), net of tax	11.0	17.7	(4.6)	(12.3)
Comprehensive income (loss)	$38.8	$(132.6)	$0.2	$(266.5)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	1,081.6	$—	$5,276.5	$—	$(50.7)	$(2,284.3)	$2,941.5
Exercise of stock options and ESPP	2.7	—	10.5	—	—	—	10.5
Vesting of RSUs, net of tax withholdings	4.5	—	—	(8.2)	—	—	(8.2)
Stock-based compensation expense	—	—	37.2	—	—	—	37.2
Retirements of treasury stock	—	—	—	8.2	—	(8.2)	—
Net income (loss)	—	—	—	—	—	(23.0)	(23.0)
Other comprehensive income (loss)	—	—	—	—	(15.6)	—	(15.6)
Balances at March 31, 2021	1,088.8	$—	$5,324.2	$—	$(66.3)	$(2,315.5)	$2,942.4
Exercise of stock options and ESPP	0.1	—	0.2	—	—	—	0.2
Vesting of RSUs, net of tax withholdings	3.1	—	—	(4.0)	—	—	(4.0)
Stock-based compensation expense	—	—	43.2	—	—	—	43.2
Retirements of treasury stock	—	—	—	4.0	—	(4.0)	—
Net income (loss)	—	—	—	—	—	27.8	27.8
Other comprehensive income (loss)	—	—	—	—	11.0	—	11.0
Balances at June 30, 2021	1,092.0	$—	$5,367.6	$—	$(55.3)	$(2,291.7)	$3,020.6

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	950.0	$—	$3,898.7	$—	$(125.9)	$(1,797.4)	$1,975.4
Exercise of stock options and ESPP	2.5	—	8.8	—	—	—	8.8
Vesting of RSUs, net of tax withholdings	3.3	—	—	(14.8)	—	—	(14.8)
Stock-based compensation expense	—	—	20.5	—	—	—	20.5
Retirements of treasury stock	—	—	—	14.8	—	(14.8)	—
Adoption of ASU 2016-13	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	—	(103.9)	(103.9)
Other comprehensive income (loss)	—	—	—	—	(30.0)	—	(30.0)
Balances at March 31, 2020	955.8	$—	$3,928.0	$—	$(155.9)	$(1,916.5)	$1,855.6
Exercise of stock options and ESPP	0.6	—	1.9	—	—	—	1.9
Vesting of RSUs, net of tax withholdings	2.4	—	—	(14.3)	—	—	(14.3)
Stock-based compensation expense	—	—	25.6	—	—	—	25.6
Retirements of treasury stock	—	—	—	14.3	—	(14.3)	—
Net income (loss)	—	—	—	—	—	(150.3)	(150.3)
Other comprehensive income (loss)	—	—	—	—	17.7	—	17.7
Balances at June 30, 2020	958.8	$—	$3,955.5	$—	$(138.2)	$(2,081.1)	$1,736.2

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4.8	$(254.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112.6	37.9
Stock-based compensation expense	80.4	46.1
(Gain) loss from sale of investments, foreign currency and sale of assets, net	(3.3)	(0.7)
(Accretion) amortization on marketable debt securities, net	—	(2.3)
Noncash lease expense	8.7	7.6
Noncash interest expense	26.7	12.5
Change in deferred income taxes and other	(33.1)	17.5
Changes in operating assets and liabilities:
Accounts receivable, net	(43.7)	(43.6)
Prepaid expenses and other assets	(11.2)	11.1
Accounts payable	(13.2)	(3.4)
Deferred revenue	32.4	86.4
Income tax payable	38.0	5.8
Operating lease and other liabilities	(201.8)	189.3
Net cash provided by (used in) operating activities	(2.7)	110.0
Cash flows from investing activities:
Purchases of investments	(609.6)	(548.4)
Maturities of investments	374.6	923.4
Sales of investments	—	510.2
Acquisition of property and equipment	(4.3)	(11.5)
Business combinations, net of cash acquired	(30.0)	—
Asset acquisitions of intangible assets	(3.2)	—
Other investing activities, net	(1.0)	(1.1)
Net cash provided by (used in) investing activities	(273.5)	872.6
Cash flows from financing activities:
Debt issuance costs paid	(1.2)	—
Taxes paid related to net share settlement of stockholders' equity awards	(12.2)	(29.1)
Proceeds from issuance of common stock	10.7	10.7
Acquisition-related contingent consideration payments	(25.1)	(48.1)
Net cash provided by (used in) financing activities	(27.8)	(66.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	0.2

Net change in cash, cash equivalents and restricted cash	(306.4)	916.3
Cash, cash equivalents and restricted cash, beginning of period	1,500.4	453.3
Cash, cash equivalents and restricted cash, end of period	$1,194.0	$1,369.6

Noncash investing activity:
Acquisition-related deferred purchase consideration	$1.5	$—

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2021, the interim consolidated statements of operations, statements of comprehensive income (loss) and statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, statements of cash flows for the six months ended June 30, 2021 and 2020 and the notes to the interim consolidated financial statements are unaudited. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing this standard’s impact on its consolidated financial statements, but does anticipate a material adjustment to the carrying amount of the liability and equity components of our convertible senior notes upon adoption and the Company will not early adopt.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Online game:
Mobile	$567.6	$370.2	$1,106.3	$698.9
Other(1)	19.4	18.0	37.7	33.6
Online game total	$587.0	$388.2	$1,144.0	$732.5
Advertising and other:
Mobile	$131.6	$62.4	$253.6	$120.7
Other(1)	1.4	1.1	2.7	2.2
Advertising and other total	$133.0	$63.5	$256.3	$122.9
Total revenue	$720.0	$451.7	$1,400.3	$855.4

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$436.2	$276.2	$848.3	$519.4
All other countries(1)	283.8	175.5	552	336.0
Total revenue	$720.0	$451.7	$1,400.3	$855.4

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The estimated weighted average playing period of payers was ten months for the three and six months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, we recognized $1.4 million of online game revenue and income from operations from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. This change in estimate did not impact our reported earnings per share in the six months ended June 30, 2021. During the three months ended June 30, 2021 and the three and six months ended June 30, 2020, there was no significant impact from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods

Contract Balances

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

During the three and six months ended June 30, 2021, we recognized $240.9 million and $630.3 million, respectively, of revenue that was included in the current deferred revenue balance on December 31, 2020.

The increase in accounts receivable, net during the six months ended June 30, 2021 was primarily driven by sales on account during the period exceeding cash collections of current period and previously due amounts. The increase in deferred revenue during the six months ended June 30, 2021 was primarily driven by the sale of virtual items during the period, exceeding revenue recognized from the satisfaction of our performance obligations.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Marketable Securities

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$388.4	$—	$—	$388.4
Foreign certificates of deposit and time deposits	7.9	—	—	7.9
Total	$396.3	$—	$—	$396.3

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$152.7	$0.1	$—	$152.8
Foreign certificates of deposit and time deposits	6.5	—	—	6.5
Total	$159.2	$0.1	$—	$159.3

Long-term debt securities:
Corporate debt securities	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

Equity Securities

We recognized a gain of $0.2 million and a loss of $0.7 million during the six months ended June 30, 2021 and 2020, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

We recognized a gain of $0.2 million during the three months ended June 30, 2020, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

4. Fair Value Measurements

The composition of our financial assets and liabilities as of June 30, 2021 and December 31, 2020 among the three levels of the fair value hierarchy are as follows (in millions):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$484.9	$—	$—	$484.9
Corporate debt securities	—	6.0	—	6.0
Foreign certificates of deposit and time deposits	—	155.6	—	155.6
Short-term investments:
Corporate debt securities	—	388.4	—	388.4
Foreign certificates of deposit and time deposits	—	7.9	—	7.9
Mutual funds	—	48.2	—	48.2
Total financial assets	$484.9	$606.1	$—	$1,091.0

Liabilities:
Contingent consideration	$—	$—	$192.6	$192.6
Total financial liabilities	$—	$—	$192.6	$192.6

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$611.1	$—	$—	$611.1
Corporate debt securities	—	313.0	—	313.0
Foreign certificates of deposit and time deposits	—	85.6	—	85.6
Short-term investments:
Corporate debt securities	—	152.8	—	152.8
Foreign certificates of deposit and time deposits	—	6.5	—	6.5
Mutual funds	—	49.1	—	49.1
Long-term investments:
Corporate debt securities	—	2.0	—	2.0
Total financial assets	$611.1	$609.0	$—	$1,220.1

Liabilities:
Contingent consideration	$—	$—	$463.1	$463.1
Total financial liabilities	$—	$—	$463.1	$463.1

The following table presents the activity for the six months ended June 30, 2021 related to our Level 3 liabilities (in millions):

Level 3 Liabilities:	Contingent Consideration
Balance as of December 31, 2020	$463.1
Additions	—
Fair value adjustments	28.7
Payments	(239.6)
Rollic contingency resolution	(59.6)
Balance as of June 30, 2021	$192.6

As of June 30, 2021, our contingent consideration obligations relate to the additional consideration payable in connection with our acquisitions of Gram Games in the second quarter of 2018, Small Giant in the first quarter of 2019 and Rollic in the fourth quarter of 2020. Under the original terms of the Gram Games and Small Giant acquisitions, contingent consideration may be payable based on the achievement of certain future profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. Under the terms of the Rollic acquisition, contingent consideration may be payable based on the achievement of certain future bookings and profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For all three acquisitions, we estimated the acquisition date fair value of the contingent consideration obligation using a Monte Carlo simulation. The significant unobservable inputs used in estimating these acquisition date fair value measurements were each entity’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers.

With respect to the remaining Rollic contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Rollic in the second quarter of 2021 to accelerate the Company’s acquisition of the remaining 20% ownership in Rollic and to set the total contingent consideration payment at $60.0 million (the “Rollic Amendment”). In July 2021, the Company acquired the remaining 20% ownership and paid $20.0 million, with the remaining $40.0 million to be paid in first quarter of 2022. At the date of the Rollic Amendment, the Company measured the remaining final obligation by calculating the present value of the final payments using a discount rate of 1.3%, commensurate with the remaining term. The Company will accrete the obligation up to its final amount using the effective interest method.

The estimated value of the Rollic contingent consideration obligation increased from $53.8 million as of December 31, 2020 to $59.6 million as of June 30, 2021. For the three and six months ended June 30, 2021, we recognized $1.9 million and $5.8 million of expense, respectively, within research and development expenses in our consolidated statement of operations related to the Rollic contingent consideration.

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

The estimated value of the Gram Games contingent consideration obligation accreted up from $74.1 million as of December 31, 2020 to $74.9 million as of June 30, 2021. For the three and six months ended June 30, 2021, we recognized $0.4 million and $0.8 million of expense, respectively, within research and development expenses in our consolidated statement of operations related to the Gram Games contingent consideration. In July 2021, the Company paid $75.0 million to settle the final contingent consideration obligation.

With the respect to the remaining Small Giant contingent consideration obligation, we estimate the fair value at each subsequent reporting period using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value of the last remaining Small Giant contingent consideration liability as of June 30, 2021:

Unobservable Inputs
Annual bookings growth (decline) rate	(4.0%)
Bookings volatility	22.0%
Asset volatility	30.0%
Net cash flow margin	51.1%
Discount rate	9.0%

Changes in the projected performance of the acquired businesses could result in a higher or lower contingent consideration obligation in the future.

In April 2021, the Company executed an amendment to the Share Purchase Agreement with the former owners of Small Giant to exclude the direct profitability (which includes marketing expenses) from Puzzle Combat, which launched globally in April 2021, from the remaining performance period.

The estimated fair value of the Small Giant contingent consideration obligation decreased from $409.3 million as of December 31, 2020 to $192.6 million as of June 30, 2021. The decrease was driven by a $239.6 million payment in the first quarter of 2021 to the former owners of Small Giant for its performance during the second contingent consideration period, partially offset by stronger than expected performance and the increased probability of achievement during the remaining performance period. For the six months ended June 30, 2021, we recognized $22.9 million of expense within research and development expenses in our consolidated statement of operations. For the three months ended June 30, 2021, we recognized a $6.1 million benefit within research and development expenses in our consolidated statement of operations, driven by continued refinement of forecasted financial results.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in millions):

	June 30,	December 31,
	2021	2020
Computer equipment	$33.0	$30.4
Software	35.4	35.1
Furniture and fixtures	10.5	10.6
Leasehold improvements	30.9	30.8
Total property and equipment, gross	$109.8	$106.9
Less: Accumulated depreciation	(73.7)	(67.6)
Total property and equipment, net	$36.1	$39.3

The following represents our property and equipment, net by location (in millions):

	June 30,	December 31,
	2021	2020
United States	$20.3	$23.4
Turkey	8.1	7.7
India	3.7	4.3
All other countries(1)	4.0	3.9
Total property and equipment, net	$36.1	$39.3

(1)No other foreign country exceeded 10% of our total property and equipment, net for any periods presented.

6. Leases

In the second quarter of 2021, the Company executed a lease for office space of approximately 62,000 square feet in San Mateo, California (the “San Mateo Office Building”) over an approximate 11-year lease term (the “Office Lease Agreement”), with annual lease expense of approximately $3.0 million beginning in June 2021. The Office Lease Agreement provides the Company two separate options to extend the lease for five years each (for a total of an additional 10 years). At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend.

In August 2021, the Company’s Board of Directors approved a plan to sublease the Company’s current 185,000 square foot San Francisco office space (the “San Francisco Office Building”), as the Company transitions to a hybrid in-office and remote employee work model. Based on information and estimates as of the date of this filing, the Company expects to recognize an impairment expense related to the San Francisco Office Building right-of-use asset and other related leasehold assets in the third quarter of 2021, which the Company estimates could range up to $80.0 million.

As of June 30, 2021, future lease payments related to our operating leases were as follows (in millions):

Year ending December 31:	Operating Leases
Remaining 2021	$12.4
2022	13.5
2023	23.0
2024	21.0
2025	17.4
2026	17.6
Thereafter	89.7
Total lease payments	194.6
Less: Imputed interest	(36.5)
Total lease liability balance	$158.1

7. Acquisitions

Acquisition of Uncosoft Yazılım Anonim Şirketi (“Uncosoft”)

On April 21, 2021, the Company’s subsidiary, Rollic, acquired 100% of all issued and outstanding share capital of Uncosoft, a Turkey joint stock company, in order to optimize its published game cost structure, for total purchase consideration of $10.5 million. On the acquisition date, Rollic paid a total of $12.5 million to the former owners of Uncosoft, of which $2.0 million settled a pre-acquisition contractual obligation for amounts owed to Uncosoft under Rollic and Uncosoft’s pre-existing profit sharing arrangement.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, and related goodwill acquired from Uncosoft (in millions):

Estimated Purchase Price Allocation
Cash	$0.1
Intangible assets, net:
Developed technology, useful life of 1 year	1.8
Goodwill	9.0
Total assets acquired	10.9
Deferred tax liabilities	(0.4)
Total liabilities	(0.4)
Total cash consideration	$10.5

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

Acquisition of Echtra Games, Inc.

On March 2, 2021, the Company acquired 100% of all issued and outstanding share capital of Echtra Games, Inc. (“Echtra”), to expand our cross-platform game development tools, technologies and experience, for total purchase consideration of $21.1 million. The total purchase consideration included $19.6 million in cash and $1.5 million of unrestricted cash that was retained for a period of 12 months as security for general representations and warranties (the “Holdback Consideration”).

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

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the six months ended June 30, 2021 (in millions):

Goodwill
Balance as of December 31, 2020(1)	$3,160.8
Additions	19.3
Foreign currency translation adjustments(2)	1.1
Balance as of June 30, 2021(1)	$3,181.2

(1)	There are no accumulated impairment losses at the beginning or end of either period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and British Pound, respectively.

The details of our acquisition-related intangible assets as of June 30, 2021 and December 31, 2020 are as follows (in millions):

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$986.2	$(432.7)	$553.5
Trademarks, branding and domain names	207.7	(48.8)	158.9
Third-party developer relationships	42.0	(7.9)	34.1
Total	$1,235.9	$(489.4)	$746.5

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$972.2	$(346.5)	$625.7
Trademarks, branding and domain names	208.5	(35.5)	173.0
Third-party developer relationships	42.0	(2.6)	39.4
Total	$1,222.7	$(384.6)	$838.1

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of June 30, 2021 and December 31, 2020. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $52.1 million and $104.9 million for the three and six months ended June 30, 2021, respectively. Comparatively, amortization expense related to intangible assets was $16.3 million and $32.7 million for the three and six months ended June 30, 2020 respectively.

As of June 30, 2021, the weighted-average remaining useful lives of our acquired intangible assets were 3.9 years for developed technology, 5.9 years for trademarks, branding and domain names, 3.3 years for third-party developer relationships and 4.2 years in total, for all acquired intangible assets.

As of June 30, 2021, future amortization expense related to our intangible assets is expected to be recognized as follows (in millions):

Year ending December 31:
Remaining 2021	$101.0
2022	193.0
2023	178.4
2024	139.8
2025	81.0
2026	25.9
Thereafter	21.3
Total	$740.4

9. Income Taxes

The provision for income taxes increased $6.7 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by statutory income of Peak and Rollic and higher profit of Small Giant, partially offset by the prior period income tax expense of $9.4 million related to Zynga’s revision of its prior tax position of not including stock-based compensation expenses in its cost share with its affiliates, based on the U.S. Supreme Court’s June 2020 denial to hear a petition regarding a lower court ruling in Altera Corp v. Commissioner (the “Altera matter”).

The provision for income taxes increased $11.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by statutory income of Peak and Rollic and higher profit Small Giant, partially offset by the prior period income tax expense of $9.4 million related to the Altera matter.

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

As of June 30, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of June 30, 2021 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(72.2)	(153.5)	(225.7)
Unamortized transaction costs	(9.1)	(13.1)	(22.2)
Net carrying amount	$608.7	$707.9	$1,316.6

Equity component, net of transaction costs	$114.9	$163.7	$278.6

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2020 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(83.8)	(166.1)	(249.9)
Unamortized transaction costs	(10.5)	(14.2)	(24.7)
Net carrying amount	$595.7	$694.2	$1,289.9

Equity component, net of transaction costs	$114.9	$163.7	$278.6

Interest expense recognized related to the Notes was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$0.4	$0.4	$0.9	$0.9
Amortization of debt discount	12.1	5.6	24.2	11.1
Amortization of transaction costs	1.4	0.7	2.5	1.4
Total	$13.9	$6.7	$27.6	$13.4

Based on the closing price of our Class A common stock of $10.63 on June 30, 2021, the if-converted value of the 2024 Notes of $882.9 million exceeded the principal amount of the 2024 Notes by $192.9 million. As of June 30, 2021, the estimated fair value of the 2026 Notes and 2024 Notes was $941.2 million and $954.1 million, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

Convertible Senior Notes and Capped Call Transactions – Impact on Earnings per Share

The Company computes the potentially dilutive impact of the shares of Class A common stock related to the 2026 Notes and 2024 Notes using the treasury stock method, as we intend and have the ability to settle the principal amount of the 2026 Notes and 2024 Notes in cash upon conversion. However, the 66.9 million shares initially underlying the conversion option of the 2026 Notes and the 83.1 million shares initially underlying the conversion option of the 2024 Notes do not have an impact on our diluted earnings per share unless the average market price of our Class A common stock exceeds the respective conversion price of the 2026 Notes and 2024 Notes during a period of net income.

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

As of June 30, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in millions):

	June 30,	December 31,
	2021	2020
Contingent consideration payable	$327.1	$323.6
Accrued payables from acquisitions	137.5	—
Accrued accounts payable	72.2	58.1
Accrued compensation liability	38.9	61.7
Value-added taxes payable	7.1	6.4
Other current liabilities	13.6	12.6
Total other current liabilities	$596.4	$462.4

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for sales and other taxes, customer deposits, accrued vendor expenses and deferred consideration payable from acquisitions.

Other non-current liabilities consist of the following (in millions):

	June 30,	December 31,
	2021	2020
Deferred consideration payable from acquisitions	$25.0	$24.4
Uncertain tax positions, including interest and penalties	24.9	24.8
Contingent consideration obligation	—	213.6
Accrued payables from acquisitions	—	136.0
Other non-current liabilities	2.4	2.3
Total other non-current liabilities	$52.3	$401.1

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$0.7	$0.5	$1.3	$1.0
Research and development	28.7	12.5	53.0	23.2
Sales and marketing	4.7	3.9	8.6	7.0
General and administrative	9.1	8.7	17.5	14.9
Total stock-based compensation expense	$43.2	$25.6	$80.4	$46.1

Stock Option Activity

The following table shows stock option activity for the six months ended June 30, 2021 (in millions, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
			Aggregate	Weighted-
		Weighted-Average	Intrinsic Value of	Average
		Exercise Price	Stock Options	Contractual Term
	Stock Options	(per option)	Outstanding	(in years)
Balance as of December 31, 2020	30.1	$3.46	$193.1	6.43
Granted	—	—
Forfeited, expired and cancelled	—	—
Exercised	(2.0)	2.96
Balance as of June 30, 2021	28.1	$3.49	$201.0	5.99

RSU Activity

The following table shows a summary of RSU activity for the six months ended June 30, 2021, which includes performance and market-based awards (in millions, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-Average	Aggregate
		Grant Date Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2020	64.5	$7.43	$636.0
Granted	16.2	10.29
Vested	(8.8)	4.84
Forfeited	(2.1)	6.33
Unvested as of June 30, 2021	69.8	$8.45	$742.6

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

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022 and will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three and six months ended June 30, 2021, no share repurchases were made under the 2018 Share Repurchase Program. As of June 30, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program.

All of our previous stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 (in millions):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For- Sale Marketable Debt Securities	Total
Balance as of December 31, 2020	$(50.8)	$0.1	$(50.7)
Other comprehensive income (loss) before reclassifications	(4.5)	(0.1)	(4.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(4.5)	(0.1)	(4.6)
Balance as of June 30, 2021	$(55.3)	$—	$(55.3)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
BASIC:
Net income (loss) attributable to common stockholders	$27.8	$(150.3)	$4.8	$(254.2)
Weighted-average common shares outstanding	1,089.7	956.9	1,087.1	954.7
Net income (loss) per share attributable to common stockholders	$0.03	$(0.16)	$0.00	$(0.27)
DILUTED:
Net income (loss) attributable to common stockholders – basic	$27.8	$(150.3)	$4.8	$(254.2)
Weighted-average common shares outstanding – basic	1,089.7	956.9	1,087.1	954.7
Stock options and employee stock purchase plan	17.9	—	17.9	—
RSUs	22.4	—	23.7	—
Convertible senior notes	17.6	—	17.3	—
Weighted-average common shares outstanding – diluted	1,147.6	956.9	1,146.0	954.7
Net income (loss) per share attributable to common stockholders – diluted	$0.02	$(0.16)	$0.00	$(0.27)

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and employee stock purchase plan	—	31.8	—	31.4
RSUs (including performance and market- based awards)	0.1	48.2	0.1	44.5
Total	0.1	80.0	0.1	75.9

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of June 30, 2021, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in millions):

Year ending December 31:
Remaining 2021	$15.8
2022	7.1
2023	10.4
2024	—
2025	10.0
Thereafter	—
Total	$43.3

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of June 30, 2021, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in millions):

Year ending December 31:
Remaining 2021	$11.5
2022	13.5
2023	3.8
2024	0.3
Thereafter	—
Total	$29.1

Excluded from tables above is our uncertain income tax position liability of $24.9 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

In August 2021, the Company executed an agreement which commits it to purchase hosting services over three annual periods beginning August 1, 2021, in exchange for discounted pricing. The minimum commitments total $90.0 million over the term of the agreement, with annual minimum commitments ranging from $28.0 million to $32.0 million.

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

On June 9, 2020 plaintiffs James Oeste and Marissa Oeste, both residents of Maryland, filed a fourth class action complaint in the Northern District of Maryland (the “Oeste complaint”). Plaintiffs allege they were Zynga players who were affected by the Data Incident. Similar to all the foregoing plaintiffs, the Oeste plaintiffs seek to represent a nationwide class and generally allege that Zynga failed to adequately or reasonably protect certain player information, including names, email addresses, and passwords (among other items); that Zynga used outdated or improper password hashing methods; that Zynga failed to adequately provide notice of the Data Incident; and that they have been harmed as a result of the Data Incident. The Oeste plaintiffs assert claims for contractual breach, negligence, negligence per se, invasion of privacy, and claims for relief under California consumer protection and unfair competition statutes. Zynga responded to the complaint on August 31, 2020, with a motion to transfer the action to the Northern District of California. On May 5, 2021, the court granted Zynga’s motion to transfer, and the case was transferred to the Northern District of California. The California district court has consolidated Oeste proceedings in connection with the other already pending cases before the court.

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

In response to the amended and consolidated complaint, on April 21, 2021, the Company filed renewed motions to compel arbitration in connection with the claims alleged by three of the individual named plaintiffs in the Chaudhri, Johnson, and Martinez actions. On the same date, the Company also filed a motion to dismiss claims alleged by all remaining plaintiffs in those actions, and in the Rosiak action.  Following oral argument held by the court on July 27, 2021, the court granted Zynga’s motion to compel arbitration and granted the motion to dismiss with leave to amend. Plaintiffs’ further amended complaint is due August 27, 2021. Zynga’s response to the amended complaint is due September 20, 2021.

On February 26, 2021, a class action lawsuit was filed in the United States District Court for the Northern District of California by named plaintiff Michael Owens (the “Owens complaint”), who purchased in-game currency in connection with his use of certain Zynga social slots games. The Zynga social slots games at issue include: Hit it Rich! Slots, Black Diamond Casino, Wizard of Oz Slots, Willy Wonka Slots, Game of Thrones™ Slots Casino, Spin it Rich!, Princess Bride Slots and Riches of Olympus. Plaintiff alleges that Zynga has unlawfully developed, owns, and operates games that qualify as unlawful slot machines under California Penal Code section 330b; and that Zynga “developed, owned, operated, and controlled” such in violation of California Penal Code sections 330, et seq., the Illegal Gambling Business Act (18 U.S.C. § 1955), and the Unlawful Internet Gambling Enforcement Act of 2006 (31 U.S.C. §§ 5361-5367). Plaintiff also alleges that Zynga unlawfully designs and markets its social slots games in order to target individuals with addictive tendencies; and that Zynga implements game features that violate state consumer protection laws. Plaintiff seeks money damages, restitution, disgorgement and other remedies, as well as injunctive relief. Plaintiff filed an amended complaint on March 29, 2021, including claims by additional named plaintiffs Jennie Plumley, Jon Schweitzer, Charlie Finlay, and Melissa Irelan. On May 4, 2021 the Company filed a motion to compel arbitration in response to the amended complaint. On June 21, 2021, all named plaintiffs filed a notice of voluntary dismissal, dismissing the complaint in its entirety, without prejudice.

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

On April 12, 2021, IGT and IGT Canada Solutions ULC (“IGT”) served Zynga with a lawsuit in the Western District of Texas federal court (the “IGT complaint”), accusing the Company of infringing United States Patent Nos. 8,708,791; 9,159,189; 7,168,089; 7,303,473; 8,795,064; and 8,266,212. The complaint alleges that the following games and certain features contained within them infringe on the IGT patents: Zynga Poker, Words With Friends, Farmville and Zynga social slots games, including specifically, Hit It Rich! Slots. Zynga is reviewing the complaint and intends to defend itself vigorously. On June 16, 2021, Zynga filed a partial motion to dismiss or strike plaintiff’s claims; and in the alternative, for a more definitive statement.  IGT filed its opposition brief on June 30, 2021, and Zynga filed its reply on July 7, 2021.  The parties are awaiting a hearing on the motion.

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

16. Subsequent Events

Acquisition of Chartboost, Inc. (“Chartboost”)

On May 4, 2021, the Company executed a Merger Agreement (the “Chartboost Agreement”) with the securityholders of Chartboost, a Delaware corporation, to acquire 100% of all issued and outstanding share capital of Chartboost, and the acquisition closed according to the terms of the Chartboost Agreement on August 4, 2021 for cash consideration of $250.4 million (the “Closing Cash Consideration”), of which $25.0 million was deposited into an escrow fund as security for certain indemnification obligations of the former Chartboost securityholders. Further, the Company assumed unvested Chartboost options permitting the holders to purchase up to 1,012,388 shares of Zynga’s Class A common stock.

Acquisition of Beijing StarLark Technology Co., Ltd. (“StarLark”) and Lvy Technology Limited (“Lvy”)

On August 3, 2021, the Company executed a Master Business Transfer Agreement among Beijing Fotoable Technology Limited, Funjoy Technology Limited, Lvy, StarLark and certain other parties (the “StarkLark Agreement”), pursuant to which Zynga will acquire, at closing, the Beijing-based StarLark game studio, the Golf Rival mobile game franchise and related other games and certain other specified assets and liabilities in a series of related closings, in exchange for consideration of approximately $525.0 million of which (a) $315.0 million will be payable in cash, subject to adjustments as set forth in the StarLark Agreement and (b) the remaining $210.0 million will be satisfied by the issue of 20,009,528 shares of Class A common stock of Zynga, based on the average closing price of the Zynga Stock during a 30 trading day period preceding the date of the StarLark Agreement, subject to adjustments as set forth in the StarLark Agreement.

The closing is expected to occur during the fourth quarter of 2021, subject to satisfaction or waiver of specified conditions, including required regulatory filings. Pursuant to the StarLark Agreement, the Company will acquire Lvy and StarLark, with StarLark becoming a direct, wholly-owned subsidiary of Lvy and Lvy becoming a direct, wholly-owned subsidiary of Zynga.

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

As it relates to our user base, towards the end of the second quarter of 2021, we observed a decline in players from cohorts that began playing certain of our games during the pandemic, as communities started to reopen and reduce their COVID-19 restrictions. Moving forward, we continue to believe the effects of the COVID-19 pandemic on society and player behavior are highly uncertain.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the three and six months ended June 30, 2021 and for future periods. See further discussion below in Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q of the possible impact of the COVID-19 pandemic on our business.

Overview

We are a leading provider of social game services with approximately 205 million average mobile monthly active users (“MAUs”) in the second quarter of 2021. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (PCs), consoles (such as Nintendo’s Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the second quarter of 2021, our average mobile monthly unique payers (“MUPs”) represented approximately 4.0% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Acquisition of Chartboost, Inc. (“Chartboost”)

On May 4, 2021, the Company executed a Merger Agreement (the “Chartboost Agreement”) with the securityholders of Chartboost, a Delaware corporation, to acquire 100% of all issued and outstanding share capital of Chartboost, and on August 4, 2021 the Company closed the acquisition of Chartboost for cash consideration of $250.4 million (the “Closing Cash Consideration”), of which $25.0 million was deposited into an escrow fund as security for certain indemnification obligations of the former Chartboost securityholders. Further, the Company assumed unvested Chartboost options permitting the holders to purchase up to 1,012,388 shares of Zynga’s Class A common stock.

Chartboost is a mobile programmatic advertising and monetization platform, which includes both a demand side platform and supply side platform and mediation capabilities. The Company expects the acquisition to meaningfully enhance its competitive advantage through enhanced levels of audience scale and advanced machine learning and data science capabilities.

Acquisition of Beijing StarLark Technology Co., Ltd. (“StarLark”) and Lvy Technology Limited (“Lvy”)

On August 3, 2021, the Company executed a Master Business Transfer Agreement among Beijing Fotoable Technology Limited, Funjoy Technology Limited, Lvy, StarLark and certain other parties (the “StarkLark Agreement”), pursuant to which Zynga will acquire, at closing, the Beijing-based StarLark game studio, the Golf Rival mobile game franchise and related other games and certain other specified assets and liabilities in a series of related closings, in exchange for consideration of approximately $525.0 million of which (a) $315.0 million will be payable in cash, subject to adjustments as set forth in the StarLark Agreement and (b) the remaining $210.0 million will be satisfied by the issue of 20,009,528 shares of Class A common stock of Zynga, based on the average closing price of the Zynga Stock during a 30 trading day period preceding the date of the StarLark Agreement, subject to adjustments as set forth in the StarLark Agreement.

The closing is expected to occur during the fourth quarter of 2021, subject to satisfaction or waiver of specified conditions, including required regulatory filings. Pursuant to the StarLark Agreement, the Company will acquire StarLark and Lvy, with StarLark becoming a direct, wholly-owned subsidiary of Lvy and Lvy becoming a direct, wholly-owned subsidiary of Zynga.

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

In 2021, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the six months ended June 30, 2021, we estimate that 51% and 45% of our revenue and bookings were generated on Apple and Google platforms, respectively, while in the same period of the prior year, we estimate that 48% and 46% of our revenue and 48% and 47% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Revenue to Bookings:
Revenue	$720.0	$451.7	$1,400.3	$855.4
Change in deferred revenue	(8.1)	66.4	31.1	87.6
Bookings	$711.9	$518.1	$1,431.4	$943.0

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$699.2	$432.6	$1,359.9	$819.6
Change in mobile deferred revenue	(8.0)	65.6	30.9	87.2
Mobile bookings	$691.2	$498.2	$1,390.8	$906.8

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

The table below shows Average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(users and payers in millions)
Average Mobile DAUs(1)	41	22	40	21
Average Mobile MAUs(1)	205	70	185	69
Average Mobile MUUs(2)	33	47	35	45
Average Mobile MUPs(2)	1.3	1.5	1.4	1.4
Mobile ABPU	$0.183	$0.248	$0.193	$0.232

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts for our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games, Puzzle Combat, Merge Magic! and games acquired from Gram Games, Small Giant and Peak and accordingly, actual Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games, Puzzle Combat, Merge Magic! and games acquired from Gram Games, Small Giant and Peak. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

Average Mobile DAUs and MAUs increased in the three months ended June 30, 2021 when compared to the same period of the prior year, primarily driven by contributions from the games acquired from Peak in July 2020 and Rollic in October 2020.

Average Mobile MUUs decreased in the three months ended June 30, 2021 compared to the same period of the prior year, primarily driven by a decline in Average Mobile MAUs from our older mobile games, casual card games and Words With Friends, partially offset by an increase from Harry Potter™: Puzzles & Spells, which launched in September 2020. Average Mobile MUPs decreased primarily due to a decline in payers in our older mobile games, Zynga Poker and our casual card games, partially offset by an increase in payers in Harry Potter™: Puzzles & Spells. Finally, Mobile ABPU decreased due to a larger increase in average Mobile DAUs relative to the increase in mobile bookings, primarily reflecting the addition of Rollic’s hyper-casual games into our portfolio.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile online game payer bookings, Average Mobile MUPs and average monthly unique mobile online game payer bookings per Average Mobile MUP:

	Three Months Ended June 30,
	2021	2020
Average monthly unique mobile online game payer bookings (in millions)(1)	$73	$66
Average Mobile MUPs (in millions)(2)	1.3	1.5
Average monthly unique mobile online game payer bookings per Average Mobile MUP(3)	$55	$46

(1)

Average monthly unique mobile online game payer bookings represent the monthly average amount of mobile online game bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers. Accordingly, mobile online game bookings from our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games, Puzzle Combat, Merge Magic! and our games acquired from Gram Games, Small Giant and Peak are excluded.

(2)

Excluded from Average Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games, Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant and Peak. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

(3)	Average monthly unique mobile online game payer bookings per Average Mobile MUP is calculated by dividing average monthly unique mobile online game payer bookings by Average Mobile MUPs.

Average monthly unique mobile online game payer bookings increased in the three months ended June 30, 2021 compared to the same period of the prior year, primarily due to contribution from Harry Potter™: Puzzles & Spells, partially offset by a decline from CSR Racing 2. Average monthly unique mobile online game payer bookings per Average Mobile MUP increased due to the increase in average monthly unique mobile online game payer bookings and decrease in Average Mobile MUPs.

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

Results of Operations

In April 2021, Apple released a version update of iOS 14.5 that requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition and deliver targeted ads. While we believe that we have been able to observe certain trends, including a meaningful increase in the adoption of iOS 14.5 by users, we may not be able to determine the quantifiable impact specifically attributable to the Apple version update on our results of operations and financial performance for the three and six months ended June 30, 2021 and for future periods, although we continue to expect short-term impact on advertising yields as a result of its release.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Online game:
Mobile	$567.6	$370.2	53%	$1,106.3	$698.9	58%
Other(1)	19.4	18.0	8%	37.7	33.6	12%
Online game total	$587.0	$388.2	51%	$1,144.0	$732.5	56%
Advertising and other:
Mobile	$131.6	$62.4	111%	$253.6	$120.7	110%
Other(1)	1.4	1.1	36%	2.7	2.2	23%
Advertising and other total	$133.0	$63.5	109%	$256.3	$122.9	109%
Total revenue	$720.0	$451.7	59%	$1,400.3	$855.4	64%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total revenue increased $268.3 million in the three months ended June 30, 2021 as compared to the same period of the prior year, while bookings increased $193.8 million over the same period.

Mobile online game revenue and other online game revenue increased $197.4 million and $1.4 million, respectively, in the three months ended June 30, 2021 as compared to the same period of the prior year, resulting in a total online game revenue increase of $198.8 million.

The increase in mobile online game revenue of $197.4 million was primarily attributable to the addition of mobile revenue from Toon Blast and Toy Blast, in the amounts of $105.0 million and $54.2 million, respectively, as these games were acquired in July 2020, and the addition of mobile revenue from Harry Potter™: Puzzles & Spells in the amount of $28.7 million as the game was launched in September 2020. The increase was also attributable to increases in mobile revenue from Empires & Puzzles, our casual card games, and Words With Friends in the amounts of $15.5 million, $3.2 million and $2.7 million, respectively, due to higher amortization of prior period deferred revenue. The increase is further supplemented by increases in revenue from Hit It Rich! Slots and Game of Thrones™ Slots Casino in the amounts of $5.9 million and $2.4 million, respectively, due to the overall increase in bookings in these games. The overall increase is offset by a decrease in revenue from Merge Dragons! and Merge Magic!, in the amounts of $10.3 million and $9.1 million, respectively, due to the overall decrease in bookings and audience metrics in the games.

The increase in other online game revenue of $1.4 million was primarily attributable to an increase in web revenue from Hit It Rich! Slots of $1.2 million due to the overall increase in bookings in the game.

In the three months ended June 30, 2021, Empires & Puzzles, Toon Blast and Merge Dragons! were our top online revenue-generating games and comprised 19%, 18% and 10%, respectively, of our online game revenue for the period. In the three months ended June 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 18% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

The estimated weighted average playing period of payers was ten months for the three months ended June 30, 2021 and 2020.

Mobile advertising revenue and other advertising and other revenue increased $69.2 million and $0.3 million, respectively, in the three months ended June 30, 2021 as compared to the same period of the prior year, resulting in a total advertising and other increase of $69.5 million.

The increase in mobile advertising revenue of $69.2 million was primarily due a $41.9 million increase in mobile in-game display advertising revenue and a $27.3 million increase in revenue from mobile in-game offers, engagement advertisements and other revenue, both of which were primarily driven by the Rollic acquisition in October 2020, further supplemented by advertising price optimizations in our Words with Friends games.

International revenue as a percentage of total revenue was 39% in the three months ended June 30, 2021 and 2020.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Total revenue increased $544.9 million in the six months ended June 30, 2021 as compared to the same period of the prior year, while bookings increased $488.4 million in the six months ended June 30, 2021 as compared to the same period of the prior year.

Mobile online game and other online game revenue increased $407.4 million and $4.1 million, respectively, in the six months ended June 30, 2021 as compared to the same period of the prior year, resulting in a total online game revenue increase of $411.5 million.

The increase in mobile online game revenue of $407.4 million was primarily attributable to increases in mobile revenue from Toon Blast and Toy Blast, in the amounts of $194.4 million and $98.8 million, respectively, and the addition of mobile revenue from Harry Potter™: Puzzles & Spells in the amount of $46.0 million. The increase is further supplemented by increases in revenue from Empires & Puzzles, our social slots games, our casual card games, Words With Friends and Zynga Poker, in the amounts of $47.4 million, $24.3 million, $7.5 million, $6.5 million and $6.3 million, respectively, due to the overall increase in bookings in these games. The overall increase is offset by a decrease in revenue from Merge Dragons! in the amount of $24.8 million due to the overall decrease in bookings and audience metrics in the game.

The increase in other online game revenue of $4.1 million was primarily attributable to increases in web revenue from Hit It Rich! Slots and Game of Thrones™ Slots Casino in the amounts of $3.1 million and $2.0 million, respectively, due to the overall increase in bookings in these games.

During the six months ended June 30, 2021, we recognized $1.4 million of online game revenue from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. These changes in estimates did not impact our reported earnings per share in the six months ended June 30, 2021. During the six months ended June 30, 2020, there was no significant impact from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

In the six months ended June 30, 2021, Empires & Puzzles, Toon Blast and Merge Dragons! were our top online revenue-generating games and comprised 20%, 17% and 10%, respectively, of our online game revenue for the period. In the six months ended June 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 20% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

The estimated weighted average playing period of payers was ten months for the six months ended June 30, 2021 and 2020.

Mobile advertising revenue and other advertising and other revenue increased $132.9 million and $0.5 million, respectively, in the six months ended June 30, 2021 as compared to the same period of the prior year, resulting in a total advertising and other increase of $133.4 million.

The increase in mobile advertising revenue of $132.9 million was primarily due a $81.9 million increase in mobile in-game display advertising revenue and a $51.1 million increase in revenue from mobile in-game offers, engagement advertisements and other revenue, both of which were primarily driven by the Rollic acquisition in October 2020, further supplemented by advertising price optimizations in our Words with Friends games.

International revenue as a percentage of total revenue was 39% in the six months ended June 30, 2021 and 2020.

Cost of revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Cost of revenue	$253.3	$179.2	41%	$514.0	$325.4	58%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Cost of revenue increased $74.1 million in the three months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $37.7 million in payment processing fees from increased bookings generated from mobile payment processors, which was predominately driven by the games acquired from Peak and the launch of Harry Potter™: Puzzles & Spells during the third quarter of 2020, and $35.7 million from the amortization of intangible assets, which was largely driven by our acquisitions of Peak and Rollic in the third and fourth quarters of 2020, respectively.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Cost of revenue increased $188.6 million in the six months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $107.3 million in payment processing fees from increased bookings generated from mobile payment processors, which was predominately driven by the games acquired from Peak and the launch of Harry Potter™: Puzzles & Spells, $72.2 million from the amortization of intangible assets, which was largely driven by our acquisitions of Peak and Rollic, $4.9 million in royalty expense and $2.9 million in hosting costs.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Research and development	$109.8	$227.9	(52)%	$250.5	$425.8	(41)%

Three Months Ended June 30, 2021 Compared to Three Months June 30, 2020

Research and development expenses decreased $118.1 million in the three months ended June 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a $152.7 million net decrease in collective expense related to fair value adjustments associated with our Small Giant, Gram Games and Rollic contingent consideration obligations. The decrease was partially offset by increases of $16.2 million in stock-based compensation expense and $12.0 million in headcount-related expenses, both of which were primarily driven by our Peak and Rollic acquisitions, $3.2 million related to outside services and $2.1 million in overhead allocations.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Research and development expenses decreased $175.3 million in the six months ended June 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a $239.4 million net decrease in collective expense related to fair value adjustments associated with our Small Giant, Gram Games and Rollic contingent consideration obligations. The decrease was partially offset by increases of $29.8 million in stock-based compensation expense and $25.0 million in headcount-related expenses – both of which were primarily driven by our Peak and Rollic acquisitions, $6.2 million related to outside services and $1.4 million in overhead allocations.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Sales and marketing	$244.2	$134.7	81%	$492.9	$257.8	91%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Sales and marketing expenses increased $109.5 million in the three months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $105.0 million in player acquisition costs, primarily related to the games acquired from Peak and Rollic, as well as the launch of Harry Potter™: Puzzles & Spells. The increase was further supplemented by increases of $2.0 million in other marketing costs and $1.4 million headcount-related expenses.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Sales and marketing expenses increased $235.1 million in the six months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $226.2 million in player acquisition costs, primarily related to the games acquired from Peak and Rollic, as well as the launch of Harry Potter™: Puzzles & Spells. The increase was further supplemented by increases of $4.5 million in other marketing costs, $2.7 million headcount-related expenses and $1.6 million in stock-based compensation expense.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
General and administrative	$37.9	$39.2	(3)%	$73.6	$67.4	9%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

General and administrative expenses decreased $1.3 million in the three months ended June 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $2.3 million in acquisition-related transaction costs.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

General and administrative expenses increased $6.2 million in the six months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $2.6 million in stock-based compensation, $1.9 million in headcount-related expenses, $1.5 million in legal expenses, $1.5 million in information technology-related expenses and $1.4 million in depreciation, partially offset by a decrease of $1.6 million in acquisition-related transaction costs.

Interest income

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Interest income	$1.7	$3.6	(53)%	$3.4	$9.1	(63)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Interest income decreased $1.9 million in the three months ended June 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a lower average amount invested in short and long-term investments when compared to the prior period.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Interest income decreased $5.7 million in the six months ended June 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a lower average amount invested in short and long-term investments when compared to the prior period.

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Interest expense	$14.7	$7.0	110%	$29.4	$13.9	112%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Interest expense increased $7.7 million in the three months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $7.2 million in non-cash interest related to the convertible notes due 2026 and 2024.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Interest expense increased $15.5 million in the six months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $14.2 million in non-cash interest related to the convertible notes due 2026 and 2024 and $0.7 million in interest expense related to fees associated with our revolving credit facility.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Other income (expense), net	$(9.1)	$0.6	NM	$(0.2)	$(1.7)	(88)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Other income (expense), net decreased $9.7 million in the three months ended June 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a net $9.0 million increase in net foreign exchange transaction losses, primarily associated with foreign currency fluctuations and the remeasurement of intercompany loans with the Company’s foreign subsidiaries.

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

Other income (expense), net increased $1.5 million in the six months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to a net $1.0 million decrease in net foreign exchange transaction losses, primarily associated with remeasurement of intercompany loans with the Company’s foreign subsidiaries and partially offset by other foreign currency fluctuations.

Provision for (benefit from) income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Provision for (benefit from) income taxes	$24.9	$18.2	37%	$38.3	$26.7	43%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The provision for (benefit from) income taxes increased $6.7 million during the three months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily driven by statutory income of Peak and Rollic and higher profit of Small Giant, partially offset by the prior period income tax expense of $9.4 million related to Zynga’s revision of its prior tax position of not including stock-based compensation expenses in its cost share with its affiliates, based on the U.S. Supreme Court’s June 2020 denial to hear a petition regarding a lower court ruling in Altera Corp v. Commissioner (the “Altera matter”).

Six Months Ended June 30, 2021 Compared to Six Months June 30, 2020

The provision for (benefit from) income taxes increased $11.6 million in the six months ended June 30, 2021 compared to the same period of the prior year. The increase was primarily driven by statutory income of Peak and Rollic and higher profit of Small Giant, partially offset by the prior period income tax expense of $9.4 million related to the Altera matter.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
	(in millions)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(4.3)	$(11.5)
Depreciation and amortization	112.6	37.9
Cash flows provided by (used in) operating activities	(2.7)	110.0
Cash flows provided by (used in) investing activities	(273.5)	872.6
Cash flows provided by (used in) financing activities	(27.8)	(66.5)

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

As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and short and long-term investments of $1.5 billion and $1.6 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, mutual funds and foreign certificates of deposit and time deposits.

Hedging Instruments

In July 2021, we executed two forward contract derivatives designed to mitigate foreign currency exposures associated with two intercompany loans. Following their execution, we expect the derivatives to offset future foreign exchange transaction gains (losses) related to these intercompany loans. Also, in July 2021, we executed a forward contract derivative designed to mitigate foreign exchange exposure associated with the invested capital of one of our foreign subsidiaries. Following its execution, we expect the derivative to offset future foreign exchange exposure in our net investment in the foreign subsidiary. The Company expects to apply hedge accounting on the net investment forward contract.

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

As of June 30, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

As of June 30, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

The 2020 Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of June 30, 2021. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the 2020 Credit Agreement):

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

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During the three and six months ended June 30, 2021, no share repurchases were made and as of June 30, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net income of $4.8 million is adjusted to exclude certain non-cash items, operating activities used $2.7 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2021. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $112.6 million and stock-based compensation expense of $80.4 million. Further, the non-cash expense associated with the increase in the Small Giant, Rollic and Gram Games contingent consideration obligations drove a $29.5 million increase in our operating liabilities during the six months ended June 30, 2021.

The change in our operating assets and liabilities during the six months ended June 30, 2021 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $229.0 million outflow of cash, cash equivalents and restricted cash, primarily due to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in operating activities in the amount of $214.5 million. The outflow was further supplemented by an outflow from accounts receivable, net of $43.7 million, which was primarily driven by the timing of cash receipts from one of our largest payment processors, as well as an outflow from the first quarter 2021 payment of bonuses related to 2020 company performance. These outflows were offset by inflows from income taxes payable of $38.0 million and deferred revenue of $32.4 million.

Investing Activities

Investing activities used $273.5 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2021. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $235.0 million of investment purchases, net of maturities. The outflow of cash, cash equivalents and restricted cash associated with investing activities was further supplemented by outflows of $30.0 million associated with our Echtra and Uncosoft acquisitions and $4.3 million of capital expenditures, primarily related to leasehold improvements.

Financing Activities

Financing activities used $27.8 million of cash, cash equivalents and restricted cash during the six months ended June 30, 2021. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant included in financing activities in the amount of $25.1 million. The outflow of cash, cash equivalents and restricted cash was further supplemented by taxes paid on behalf of employees related to the net settlement of equity awards in the amount of $12.2 million, partially offset by proceeds from the issuance of common stock in the amount of $10.7 million.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three and six months ended June 30, 2021.

Contractual Obligations (1)

	Operating Leases	Licensor and Marketing	Other	Total
Year ending December 31:	(in millions)
Remaining 2021	$12.4	$15.8	$11.5	$39.7
2022	13.5	7.1	13.5	34.1
2023	23.0	10.4	3.8	37.2
2024	21.0	—	0.3	31.3
2025	17.4	10.0	—	17.4
2026	17.6	—	—	17.6
Thereafter	89.7	—	—	89.7
Total	$194.6	$43.3	$29.1	$267.0

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

In the second quarter of 2021, the Company executed a lease for office space of approximately 62,000 square feet in San Mateo, California (the “San Mateo Office Building”) over an approximate 11-year lease term (the “Office Lease Agreement”), with annual lease expense of approximately $3.0 million beginning in June 2021. The Office Lease Agreement provides the Company two separate options to extend the lease for five years each (for a total of an additional 10 years). At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. The Company anticipates being able to occupy the San Mateo Office Building beginning in the second quarter of 2022, following the completion of its planned tenant improvements. Based on information and estimates as of the date of this filing, the Company anticipates total capital expenditures of approximately $20.0 million for its tenant improvements related to the San Mateo Office Building, of which $7.8 million will be reimbursable by the landlord. The landlord’s tenant improvement allowance is considered a lease incentive, and will be recognized as a reduction of lease expense ratably over the term of the lease.

In August 2021, the Company’s Board of Directors approved a plan to sublease the Company’s current 185,000 square foot San Francisco office space (the “San Francisco Office Building”), as the Company transitions to a hybrid in-office and remote employee work model. Based on information and estimates as of the date of this filing, the Company expects to recognize an impairment expense related to the San Francisco Office Building right-of-use asset and other related leasehold assets in the third quarter of 2021, which the Company estimates could range up to $80.0 million.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marketing commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $24.9 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

In August 2021, the Company executed an agreement to purchase hosting services over three annual periods beginning August 1, 2021, in exchange for discounted pricing. The minimum commitments total $90.0 million over the term of the agreement, with annual minimum commitments ranging from $28.0 million to $32.0 million.

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

With respect to the Rollic contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Rollic in the second quarter of 2021 to accelerate the Company’s acquisition of the remaining 20% ownership in Rollic and to set the total contingent consideration payment at $60.0 million (the “Rollic Amendment”). In July 2021, the Company acquired the remaining 20% ownership and paid $20.0 million, with the remaining $40.0 million to be paid in first quarter of 2022. At the date of the Rollic Amendment, the Company measured the remaining final obligation by calculating the present value of the final payments using a discount rate of 1.3%, commensurate with the remaining term. As of June 30, 2021, the estimated current liability was $59.6 million.

With respect to the remaining Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in the fourth quarter of 2020 to set the final contingent consideration payment at $75.0 million. In July 2021, the Company paid $75.0 million to settle the final contingent consideration obligation.

With respect the remaining Small Giant contingent consideration obligation, as of June 30, 2021, the estimated fair value of the remaining liability was a $192.6 million current liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. However, should financial market conditions worsen in the future, including any potential impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, ironSource, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. Furthermore, with our acquisition of Chartboost, Inc., our competitors also include mobile monetization and advertising platforms.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) after having purchased its casual card game division in the fourth quarter of 2017, in October 2020 we acquired Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), in August 2021 we acquired Chartboost, Inc. and in August 2021 we announced the proposed acquisition of Beijing StarLark Technology Co., Ltd. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

Compared to all players who play our games in any period, only a small portion are paying players. For the second quarter of 2021, we had approximately 1.3 million average Mobile MUPs (excluding payers of our Facebook Instant Games, Snapchat Games and games acquired as part of our Gram Games, Small Giant, Peak and Rollic acquisitions), who represented approximately 4.0% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of June 30, 2021, we had an accumulated deficit of $2.3 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees while working remotely presents our teams with new challenges. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of June 30, 2021, approximately 27% of our employees had been with us for less than one year and approximately 45% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted, and will continue to devote, increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees. As we evaluate options for the post-pandemic re-opening of our offices, we face uncertainty as to what our future workplace will look like and our ability to hire, motivate and retain our employees, as we strive to balance the health and safety of our employees with our employees’ preferences for collaboration and flexible work arrangements, while also maintaining efficient work streams, employee morale, and company culture.

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

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, deletion and protection of personal information and other player data on the Internet and mobile platforms, and with our acquisition of Chartboost, Inc., we are subject to additional laws and contractual obligations relating to its advertising operations. The scope of these laws are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate. For example, in July 2020, the European Union-U.S. Privacy Shield, on which we historically relied for the transfer of certain data from the European Union to the U.S., was invalidated by the Court of Justice of the European Union (CJEU). In addition, other bases upon which Zynga relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. The CJEU upheld the validity of SCCs in July 2020 subject to certain conditions, and the European Commission issued new SCCs on June 4, 2021, which will result in changes to our use of SCCs. Further regulatory guidance could result in additional changes over time. If one or more of the legal bases for transferring data from Europe to the United States is invalidated or the transfer frameworks are amended, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we operate and require us to change our data processing policies and measures, which may be burdensome and difficult to undertake successfully, and could adversely affect our financial results. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other data of players and other individuals, may result in governmental investigations and enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us and other harm to our reputation, which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with, such as players, vendors or developers violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition or results of operations.

We are involved in legal proceedings that may result in adverse outcomes.

We are involved in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, securities claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, consumer protection claims, competition-related claims, commercial and indemnification claims, acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition or results of operations. See the section titled “Legal Matters” included in Note 15 – “Commitments and Contingencies” in the notes to the consolidated financial statements included herein.

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

In addition, the United States and many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. These proposals include changes to the existing framework to calculate income tax as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of gross receipts such as digital service taxes.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between June 30, 2020 and June 30, 2021, the trading price of our Class A common stock ranged from a low of $7.77 per share to a high of $12.32 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

The following table represents our stock repurchase activity during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
April 1 - April 30, 2021	—	$—	—	$173,847,972
May 1 - May 31, 2021	—	$—	—	$173,847,972
June 1 - June 30, 2021	—	$—	—	$173,847,972
Total	—	$—	—

(1)

In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

ITEM 5. OTHER INFORMATION

Appointment of Chief Accounting Officer

Effective as of August 2, 2021, the Company appointed Amy M. Rawlings as Chief Accounting Officer and principal accounting officer of the Company.

There are no arrangements or understandings between Ms. Rawlings and any other persons pursuant to which she was selected as Chief Accounting Officer. There are also no family relationships between Ms. Rawlings and any director or executive officer of the Company, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Biography.  Ms. Rawlings has served as the Company’s interim Chief Accounting Officer since September 2020, and has spent more than eleven years at the Company in various roles across our accounting and finance organization. Prior to her appointment as Chief Accounting Officer, Ms. Rawlings served as Vice President – Controller and Senior Director – Assistant Controller, where she helped lead U.S. and international accounting and operations teams. Before that, Ms. Rawlings managed the SEC Reporting and Revenue Accounting teams, assisting with various accounting standard adoption efforts, IPO readiness, SOX implementation and the financial statement preparation process. Prior to joining the Company, Ms. Rawlings worked at Ernst & Young from 2006 to 2010.

Ms. Rawlings received a B.A. in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara, and is a Certified Public Accountant in the state of California.

Appointment Letter.  In connection with the appointment of Ms. Rawlings to serve as the Company’s Chief Accounting Officer and principal accounting officer, the Company entered into an appointment letter with Ms. Rawlings (the “Appointment Letter”).  The following description of the Appointment Letter is qualified in its entirety by reference to the full text of the Appointment Letter, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Employment Term.  Ms. Rawlings’s employment is on an at-will basis and is not for a specified term.

Base Salary and Bonus. Ms. Rawlings will receive an annual base salary of $270,000. In addition, Ms. Rawlings will be eligible to participate in the Company’s performance bonus plan for similarly situated executive officers. For 2021, Ms. Rawlings’s target bonus is 35% of her annual base salary.

Current Equity Awards.  Ms. Rawlings’s outstanding equity grants as of the date hereof are as follows:

Grant Date	RSUs Granted	RSUs Unvested	Vesting Schedule
03/15/2021	22,851	22,851	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
11/15/2020	38,419	38,419	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
03/15/2020	22,255	15,300	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
04/15/2019	19,920	8,715	Vests 25% after 1 year, then quarterly in equal installments over next 3 years
04/15/2018	60,000	11,250	Vests 25% after 1 year, then quarterly in equal installments over next 3 years

Other Benefits. Ms. Rawlings will be eligible to participate in the health insurance and benefit programs generally available to the Company’s employees. Ms. Rawlings’s bonuses and equity grants will be subject to the Company’s executive compensation recoupment policies as in effect from time to time.

Indemnification Agreement.  In accordance with the Company’s customary practice, the Company will enter into an indemnification agreement with Ms. Rawlings, which requires the Company to indemnify her against certain liabilities that may arise in connection with her status or service as an officer. The foregoing description is qualified in its entirety by the full text of the form of indemnification agreement, which was filed with the SEC as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 17, 2011, and is incorporated herein by reference.

Effective upon Ms. Rawlings’s appointment as the Chief Accounting Officer and principal accounting officer of the Company, Mr. James Gerard Griffin will no longer be the principal accounting officer of the Company and will remain serving as the Company’s Chief Financial Officer and principal financial officer.

Impairment of San Francisco Office Building

For information on an anticipated impairment expense related to the San Francisco Office Building right-of-use asset and related leasehold assets, see Note 6 – “Leases” in the notes to the consolidated financial statements included herein and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations – Lease Commitments.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1

Amendment and Restatement Agreement dated 30 June 2021 between Zynga Inc. as Purchaser and those persons set out in Schedule 1 as the Sellers relating to the Share Sale and Purchase Agreement dated 4 August 2020 as later amended on 1 October 2020 for the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi

X

2.2	Second Amendment Agreement dated as of 20 April 2021 relating to the Share Sale and Purchase Agreement dated 4 August 2020 as later amended on 1 October 2020 for the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	10-Q	001-35375	2.2	May 6, 2021

2.3	Second Amendment Agreement made on April 13, 2021 to the Share Sale and Purchase Agreement dated as of 20 December 2018, and as amended on May 15, 2019, relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	10-Q	001-35375	2.1	May 6, 2021

2.4	Agreement and Plan of Merger, dated as of May 4, 2021, by and among the Registrant, Chartboost, Inc., Carnation MergeCo Inc., and Shareholder Representative Services LLC, as representative	8-K	001-35375	2.1	May 6, 2021

10.1

First Amendment dated as of May 28, 2021 to the Credit Agreement, dated as of December 11, 2020, by and among Zynga Inc., as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders

X

10.2+	Appointment Letter between Zynga Inc. and Amy Rawlings					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on August 6, 2021.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ James Gerard Griffin
James Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Amy M. Rawlings
Amy M. Rawlings
Chief Accounting Officer
(On behalf of Registrant)