Form 10-Q
period 2021-09-30
ZYNGA INC
filed 2021-11-09
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, there were 1,120,181,490 shares of the Registrant’s Class A common stock outstanding.

Zynga Inc.

Form 10-Q Quarterly Report

Zynga, the Zynga logo and other trademarks or service marks of Zynga appearing in this report are the property of Zynga Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our growth strategies and intended product releases, the impact of the ongoing coronavirus (COVID-19) pandemic and our response to it, our ability to integrate and achieve the intended benefits of our recent acquisitions, and may include certain assumptions that underlie the forward-looking statements. Forward-looking statements often include words such as “outlook,” “projected,” “intends,” “will,” “anticipate,” “believe,” “target,” “expect,” and statements in the future tense are generally forward-looking.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In millions, except par value)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,087.2	$1,364.4
Short-term investments	252.6	208.4
Accounts receivable, net of allowance of $0.9 at September 30, 2021 and $0.5 at December 31, 2020	210.0	217.5
Restricted cash	136.0	—
Prepaid expenses	58.2	40.0
Other current assets	32.5	29.5
Total current assets	1,776.5	1,859.8
Long-term investments	—	2.0
Goodwill	3,296.6	3,160.8
Intangible assets, net	806.3	838.1
Property and equipment, net	26.3	39.3
Right-of-use assets	90.3	131.9
Restricted cash	25.2	136.0
Prepaid expenses	23.4	21.6
Other non-current assets	23.1	17.0
Total assets	$6,067.7	$6,206.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50.0	$57.2
Income tax payable	63.4	39.6
Deferred revenue	733.6	747.7
Operating lease liabilities	17.6	18.5
Other current liabilities	552.2	462.4
Total current liabilities	1,416.8	1,325.4
Convertible senior notes, net	1,330.2	1,289.9
Deferred revenue	0.1	0.3
Deferred tax liabilities, net	97.9	126.3
Non-current operating lease liabilities	137.4	122.0
Other non-current liabilities	78.3	401.1
Total liabilities	3,060.7	3,265.0
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020.5; shares outstanding: 1,100.2 shares as of September 30, 2021 and 1,081.6 as of December 31, 2020	5,418.8	5,276.5
Accumulated other comprehensive income (loss)	(75.4)	(50.7)
Accumulated deficit	(2,336.4)	(2,284.3)
Total stockholders’ equity	3,007.0	2,941.5
Total liabilities and stockholders’ equity	$6,067.7	$6,206.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Online game	$571.1	$436.0	$1,715.1	$1,168.6
Advertising and other	133.6	67.3	389.9	190.2
Total revenue	704.7	503.3	2,105.0	1,358.8
Costs and expenses:
Cost of revenue	240.8	235.9	754.8	561.4
Research and development	143.5	165.9	394.0	591.7
Sales and marketing	216.7	187.0	709.6	444.8
General and administrative	49.2	36.1	122.8	103.5
Impairment related to real estate assets	66.8	—	66.8	—
Total costs and expenses	717.0	624.9	2,048.0	1,701.4
Income (loss) from operations	(12.3)	(121.6)	57.0	(342.6)
Interest income	1.6	1.0	5.0	10.2
Interest expense	(14.8)	(7.3)	(44.2)	(21.2)
Other income (expense), net	(0.6)	(3.1)	(0.8)	(4.9)
Income (loss) before income taxes	(26.1)	(131.0)	17.0	(358.5)
Provision for (benefit from) income taxes	15.6	(8.8)	53.9	17.9
Net income (loss)	$(41.7)	$(122.2)	(36.9)	$(376.4)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.04)	$(0.11)	$(0.03)	$(0.38)
Diluted	$(0.04)	$(0.11)	$(0.03)	$(0.38)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,097.1	1,076.7	1,090.4	995.6
Diluted	1,097.1	1,076.7	1,090.4	995.6

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(41.7)	$(122.2)	$(36.9)	$(376.4)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(20.1)	31.7	(24.6)	19.0
Net change in unrealized gains (losses) on available-for-sale marketable debt securities	—	(0.4)	(0.1)	—
Other comprehensive income (loss), net of tax	(20.1)	31.3	(24.7)	19.0
Comprehensive income (loss)	$(61.8)	$(90.9)	$(61.6)	$(357.4)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	1,081.6	$—	$5,276.5	$—	$(50.7)	$(2,284.3)	$2,941.5
Exercise of stock options and ESPP	2.7	—	10.5	—	—	—	10.5
Vesting of RSUs, net of tax withholdings	4.5	—	—	(8.2)	—	—	(8.2)
Stock-based compensation expense	—	—	37.2	—	—	—	37.2
Retirements of treasury stock	—	—	—	8.2	—	(8.2)	—
Net income (loss)	—	—	—	—	—	(23.0)	(23.0)
Other comprehensive income (loss)	—	—	—	—	(15.6)	—	(15.6)
Balances at March 31, 2021	1,088.8	$—	$5,324.2	$—	$(66.3)	$(2,315.5)	$2,942.4
Exercise of stock options and ESPP	0.1	—	0.2	—	—	—	0.2
Vesting of RSUs, net of tax withholdings	3.1	—	—	(4.0)	—	—	(4.0)
Stock-based compensation expense	—	—	43.2	—	—	—	43.2
Retirements of treasury stock	—	—	—	4.0	—	(4.0)	—
Net income (loss)	—	—	—	—	—	27.8	27.8
Other comprehensive income (loss)	—	—	—	—	11.0	—	11.0
Balances at June 30, 2021	1,092.0	$—	$5,367.6	$—	$(55.3)	$(2,291.7)	$3,020.6
Exercise of stock options and ESPP	0.6	—	4.4	—	—	—	4.4
Vesting of RSUs, net of tax withholdings	7.6	—	—	(3.0)	—	—	(3.0)
Acquisition-related stock option issuance	—	—	2.2	—	—	—	2.2
Stock-based compensation expense	—	—	44.6	—	—	—	44.6
Retirements of treasury stock	—	—	—	3.0	—	(3.0)	—
Net income (loss)	—	—	—	—	—	(41.7)	(41.7)
Other comprehensive income (loss)	—	—	—	—	(20.1)	—	(20.1)
Balances at September 30, 2021	1,100.2	$—	$5,418.8	$—	$(75.4)	$(2,336.4)	$3,007.0

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	950.0	$—	$3,898.7	$—	$(125.9)	$(1,797.4)	$1,975.4
Exercise of stock options and ESPP	2.5	—	8.8	—	—	—	8.8
Vesting of RSUs, net of tax withholdings	3.3	—	—	(14.8)	—	—	(14.8)
Stock-based compensation expense	—	—	20.5	—	—	—	20.5
Retirements of treasury stock	—	—	—	14.8	—	(14.8)	—
Adoption of ASU 2016-13	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	—	(103.9)	(103.9)
Other comprehensive income (loss)	—	—	—	—	(30.0)	—	(30.0)
Balances at March 31, 2020	955.8	$—	$3,928.0	$—	$(155.9)	$(1,916.5)	$1,855.6
Exercise of stock options and ESPP	0.6	—	1.9	—	—	—	1.9
Vesting of RSUs, net of tax withholdings	2.4	—	—	(14.3)	—	—	(14.3)
Stock-based compensation expense	—	—	25.6	—	—	—	25.6
Retirements of treasury stock	—	—	—	14.3	—	(14.3)	—
Net income (loss)	—	—	—	—	—	(150.3)	(150.3)
Other comprehensive income (loss)	—	—	—	—	17.7	—	17.7
Balances at June 30, 2020	958.8	$—	$3,955.5	$—	$(138.2)	$(2,081.1)	$1,736.2
Exercise of stock options and ESPP	1.1	—	5.4	—	—	—	5.4
Vesting of RSUs, net of tax withholdings	2.5	—	—	(13.8)	—	—	(13.8)
Acquisition-related common stock issuance	116.6	—	1,137.7	—	—	—	1,137.7
Stock-based compensation expense	—	—	38.8	—	—	—	38.8
Retirements of treasury stock	—	—	—	13.8	—	(13.8)	—
Net income (loss)	—	—	—	—	—	(122.2)	(122.2)
Other comprehensive income (loss)	—	—	—	—	31.3	—	31.3
Balances at September 30, 2020	1,079.0	$—	$5,137.4	$—	$(106.9)	$(2,217.1)	$2,813.4

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(36.9)	$(376.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	170.7	87.1
Stock-based compensation expense	125.0	84.9
(Gain) loss from derivatives, sale of investments and other assets and foreign currency, net	(4.9)	2.5
(Accretion) amortization on marketable debt securities, net	—	(2.2)
Noncash lease expense	12.9	11.8
Noncash interest expense	40.2	18.8
Change in deferred income taxes and other	(43.0)	(11.1)
Impairment related to real estate assets	66.8	—
Changes in operating assets and liabilities:
Accounts receivable, net	24.3	(28.5)
Prepaid expenses and other assets	(21.9)	6.5
Accounts payable	(7.4)	(4.7)
Deferred revenue	(4.2)	210.2
Income tax payable	25.1	19.3
Operating lease and other liabilities	(250.8)	205.1
Net cash provided by (used in) operating activities	95.9	223.3
Cash flows from investing activities:
Purchases of investments	(612.7)	(560.0)
Maturities of investments	568.8	1,024.6
Sales of investments	—	549.9
Acquisition of property and equipment	(6.8)	(16.1)
Business combinations, net of cash acquired and restricted cash held in escrow	(222.2)	(791.1)
Release of restricted cash escrow from business combinations	—	(30.0)
Asset acquisitions of intangible assets	(4.3)	—
Other investing activities, net	(5.9)	(1.4)
Net cash provided by (used in) investing activities	(283.1)	175.9
Cash flows from financing activities:
Debt issuance costs paid	(1.2)	—
Taxes paid related to net share settlement of stockholders' equity awards	(15.2)	(42.9)
Proceeds from issuance of common stock	15.1	16.1
Acquisition-related contingent consideration payments	(56.1)	(63.6)
Net cash provided by (used in) financing activities	(57.4)	(90.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.4)	11.4

Net change in cash, cash equivalents and restricted cash	(252.0)	320.2
Cash, cash equivalents and restricted cash, beginning of period	1,500.4	453.3
Cash, cash equivalents and restricted cash, end of period	$1,248.4	$773.5

Noncash investing activities:
Acquisition-related deferred purchase consideration	$2.3	$23.8
Acquisition-related stock option issuance	2.2	—
Acquisition-related common stock issuance	—	1,137.7

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a leading provider of social game services. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (PCs), consoles (such as Nintendo’s Switch) and other platforms. We also operate a mobile programmatic advertising and monetization platform. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2021, the interim consolidated statements of operations, statements of comprehensive income (loss) and statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, statements of cash flows for the nine months ended September 30, 2021 and 2020 and the notes to the interim consolidated financial statements are unaudited. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the interim consolidated financial statements and notes thereto. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the estimated average playing period of payers that we use for revenue recognition, useful lives of property and equipment and intangible assets, accrued liabilities, income taxes, the fair value of assets and liabilities acquired through business combinations, contingent consideration obligations, the discount rate used in measuring our operating lease liabilities, the interest rate used in calculating the present value of the initial liability component of our convertible senior notes, stock-based compensation expense and evaluation of recoverability of goodwill, intangible assets and long-lived assets and as necessary, estimates of fair value to measure impairment losses. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings. The Company is currently assessing this standard’s impact on its consolidated financial statements, but does anticipate a material adjustment to the carrying amount of the liability and equity components of our convertible senior notes upon adoption and the Company will adopt on January 1, 2022.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company is currently assessing this standard’s impact on its consolidated financial statements.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Online game:
Mobile	$552.8	$418.0	$1,659.1	$1,117.0
Other(1)	18.3	18.0	56.0	51.6
Online game total	$571.1	$436.0	$1,715.1	$1,168.6
Advertising and other:
Mobile	$132.3	$66.1	$385.9	$186.8
Other(1)	1.3	1.2	4.0	3.4
Advertising and other total	$133.6	$67.3	$389.9	$190.2
Total revenue	$704.7	$503.3	$2,105.0	$1,358.8

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$425.1	$311.9	$1,273.4	$831.4
All other countries(1)	279.6	191.4	831.6	527.4
Total revenue	$704.7	$503.3	$2,105.0	$1,358.8

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The estimated weighted average playing period of payers was ten and nine months for the three months ended September 30, 2021 and 2020, respectively. The estimated weighted average playing period of payers was ten months for the nine months ended September 30, 2021 and 2020.

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

During the three and nine months ended September 30, 2021, we recognized $96.4 million and $726.7 million, respectively, of revenue that was included in the current deferred revenue balance on December 31, 2020.

The decrease in accounts receivable, net during the nine months ended September 30, 2021 was primarily driven by cash collections of current period and previously due amounts exceeding sales on account during the period, partially offset by the contribution from Chartboost, which was acquired in August 2021. The decrease in deferred revenue during the nine months ended September 30, 2021 was primarily driven by revenue recognized from the satisfaction of our performance obligations exceeding the sale of virtual items during the period.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Financial Instruments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$195.4	$—	$—	$195.4
Foreign certificates of deposit and time deposits	9.8	—	—	9.8
Total	$205.2	$—	$—	$205.2

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$152.7	$0.1	$—	$152.8
Foreign certificates of deposit and time deposits	6.5	—	—	6.5
Total	$159.2	$0.1	$—	$159.3

Long-term debt securities:
Corporate debt securities	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

Equity Securities

We recognized a gain of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments. We recognized a gain of $0.3 million and a loss of $0.4 million during the three and nine months ended September 30, 2020, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

Derivative Financial Instruments

Beginning in July 2021, the Company entered into derivative instruments to manage certain of our foreign exchange risks. We use foreign currency contracts to reduce the risk that our cash flows, earnings and investment in foreign subsidiaries will be adversely affected by foreign currency exchange rate fluctuations. The Company records all derivatives net, as either other current assets or liabilities, at fair value.

Designated Hedging Derivatives - Net Investment Hedge

Certain foreign currency forward contracts are designated as net investment hedges to hedge foreign currency risks related to the Company’s investment in certain foreign subsidiaries. Changes in the fair value of the net investment hedge amounts that are included in the assessment of hedge effectiveness are recorded in Other Comprehensive Income (Loss) ("OCI") with the foreign currency translation adjustment and the excluded components (e.g. forward points) from the assessment of hedge effectiveness are recognized in other income (expense) on a straight-line basis over the life of the hedge.

Non-designated Hedging Derivatives - Other Derivatives

Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that are used to offset foreign currency risks associated with the remeasurement of certain intercompany loans. Gains and losses on these contracts are recognized in other income (expense), net in our consolidated statement of operations.

The following table summarizes the notional amounts of our outstanding derivative instruments (in millions):

September 30, 2021
Designated Hedging Derivatives:
Foreign exchange contracts
Net investment hedge	$202.5

Non-Designated Hedging Derivatives:
Foreign exchange contracts	$243.7

The following table shows the gains and losses on designated hedging derivatives recognized in OCI (in millions):

Gains (Losses) Recognized in OCI
Three and Nine Months Ended September 30,
2021
Net Investment Hedging Derivatives:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$2.8

The following table shows the effect of derivative instruments recorded in other income (expense), net in our consolidated statements of operations (in millions):

Gains (Losses) Recognized in Other Income (Expense)
Three and Nine Months Ended September 30,
2021
Net Investment Hedging Derivatives:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	$0.3

Non-Designated Hedging Derivatives:
Foreign exchange contracts	$(4.2)

4. Fair Value Measurements

The composition of our financial assets and liabilities among the three levels of the fair value hierarchy are as follows (in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$384.2	$—	$—	$384.2
Foreign certificates of deposit and time deposits	—	189.4	—	189.4
Short-term investments:
Corporate debt securities	—	195.4	—	195.4
Foreign certificates of deposit and time deposits	—	9.8	—	9.8
Mutual funds	—	47.4	—	47.4
Derivative assets:
Designated hedging derivatives - foreign exchange contracts	—	2.8	—	2.8
Non-designated hedging derivatives - foreign exchange contracts	—	0.3	—	0.3
Total financial assets	$384.2	$445.1	$—	$829.3

Liabilities:
Contingent consideration	$—	$—	$213.9	$213.9
Total financial liabilities	$—	$—	$213.9	$213.9

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$611.1	$—	$—	$611.1
Corporate debt securities	—	313.0	—	313.0
Foreign certificates of deposit and time deposits	—	85.6	—	85.6
Short-term investments:
Corporate debt securities	—	152.8	—	152.8
Foreign certificates of deposit and time deposits	—	6.5	—	6.5
Mutual funds	—	49.1	—	49.1
Long-term investments:
Corporate debt securities	—	2.0	—	2.0
Total financial assets	$611.1	$609.0	$—	$1,220.1

Liabilities:
Contingent consideration	$—	$—	$463.1	$463.1
Total financial liabilities	$—	$—	$463.1	$463.1

The following table presents the activity for the nine months ended September 30, 2021 related to our Level 3 liabilities (in millions):

Level 3 Liabilities:	Contingent Consideration
Balance as of December 31, 2020	$463.1
Additions	—
Fair value adjustments	50.0
Payments	(239.6)
Rollic contingency resolution	(59.6)
Balance as of September 30, 2021	$213.9

In July 2021, the Company settled the final contingent consideration obligation for $75.0 million related to its acquisition of Gram Games in the second quarter of 2018. For the three and nine months ended September 30, 2021, we recognized $0.1 million and $0.9 million of expense, respectively, within research and development expenses in our consolidated statement of operations related to the Gram Games contingent consideration.

As of September 30, 2021, our contingent consideration obligations relate to the additional consideration payable in connection with our acquisitions of Small Giant in the first quarter of 2019 and Rollic in the fourth quarter of 2020.

Under the original terms of the Small Giant acquisition, contingent consideration may be payable based on the achievement of certain future profitability metrics during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. Under the original terms of the Rollic acquisition, contingent consideration may be payable based on the achievement of certain future bookings and profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a Monte Carlo simulation. The significant unobservable inputs used in estimating these acquisition date fair value measurements were each entity’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers.

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

The estimated value of the Rollic contingent consideration obligation decreased from $53.8 million as of December 31, 2020 to $39.8 million as of September 30, 2021. For the three and nine months ended September 30, 2021, we recognized $0.1 million and $6.0 million of expense, respectively, within research and development expenses in our consolidated statement of operations related to the Rollic contingent consideration.

With the respect to the remaining Small Giant contingent consideration obligation, we estimate the fair value at each subsequent reporting period using a Monte Carlo simulation. The table below outlines the significant unobservable inputs used in estimating the fair value of the last remaining Small Giant contingent consideration liability as of September 30, 2021:

Unobservable Inputs
Annual bookings growth (decline) rate	(7.7%)
Bookings volatility	30.0%
Asset volatility	40.0%
Net cash flow margin	53.7%
Discount rate	9.5%

Changes in the projected performance of the acquired businesses could result in a higher or lower contingent consideration obligation in the future.

In April 2021, the Company executed an amendment to the Share Purchase Agreement with the former owners of Small Giant to exclude the direct profitability (which includes marketing expenses) of Puzzle Combat, which launched globally in April 2021, from the remaining performance period.

The estimated fair value of the Small Giant contingent consideration obligation decreased from $409.3 million as of December 31, 2020 to $213.9 million as of September 30, 2021. The decrease was driven by a $239.6 million payment in the first quarter of 2021 to the former owners of Small Giant for its performance during the second contingent consideration period, partially offset by the increased probability of achievement and stronger than expected performance during the remaining performance period. For the three and nine months ended September 30, 2021, we recognized $21.3 million and $44.2 million of expense, respectively, within research and development expenses in our consolidated statements of operations.

5. Property and Equipment, Net

During the third quarter of 2021, the Company recognized an impairment loss related to its leasehold improvements, computer equipment and furniture and fixtures in the amounts of $7.5 million, $0.7 million and $0.7 million, respectively. Following the impairment, the adjusted carrying amount of the impacted assets represent their new cost basis. Refer to Note 6 – “Leases” for further background on the impairment loss.

Property and equipment, net consist of the following (in millions):

	September 30,	December 31,
	2021	2020
Computer equipment	$32.5	$30.4
Software	35.5	35.1
Furniture and fixtures	7.6	10.6
Leasehold improvements	20.9	30.8
Total property and equipment, gross	$96.5	$106.9
Less: Accumulated depreciation	(70.2)	(67.6)
Total property and equipment, net	$26.3	$39.3

The following represents our property and equipment, net by location (in millions):

	September 30,	December 31,
	2021	2020
United States	$10.6	$23.4
Turkey	8.0	7.7
India	3.6	4.3
United Kingdom	2.9	3.0
All other countries(1)	1.2	0.9
Total property and equipment, net	$26.3	$39.3

(1)No other foreign country exceeded 10% of our total property and equipment, net for any periods presented.
6. Leases

In August 2021, in consideration of the changing nature of the Company’s need for office space for its workforce, the Company’s Board of Directors approved a plan to sublease the Company’s current 185,000 square foot San Francisco, California office space (the “San Francisco Office Building”), as the Company transitions to a hybrid in-office and remote employee work model. As a result of the Board of Director’s decision and the accumulation of other factors, the Company recognized a $66.8 million impairment loss during the third quarter of 2021. The impairment loss recorded included $57.9 million related to the San Francisco Office Building right-of-use lease asset and $8.9 million related to property and equipment, net associated with the San Francisco Office Building (collectively, the “San Francisco Office Asset Group”).

The fair value of the San Francisco Office Asset Group was estimated using a risk-adjusted, discounted cash flow model with Level 3 inputs. The significant assumptions used in estimating the fair value include the projected sublease income over the remaining lease term, expected downtime prior to the commencement of future subleases, expected rent concessions offered to future tenants and discount rates that reflected the level of risk associated with these future cash flows.

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

As of September 30, 2021, future lease payments related to our operating leases were as follows (in millions):

Year ending December 31:	Operating Leases
Remaining 2021	$6.0
2022	14.3
2023	23.4
2024	21.4
2025	17.5
2026	17.6
Thereafter	89.7
Total lease payments	189.9
Less: Imputed interest	(34.9)
Total lease liability balance	$155.0

7. Acquisitions

Acquisition of Chartboost, Inc. (“Chartboost”)

On August 4, 2021, we acquired 100% of all issued and outstanding share capital of Chartboost, to acquire Chartboost’s mobile programmatic advertising and monetization platform and enhance Zynga’s advertising capabilities, for total consideration of $232.7 million. The total purchase consideration included $204.7 million in cash, $25.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the former Chartboost securityholders (the “Escrow Consideration”) and Zynga’s replacement of unvested Chartboost stock options (the “Zynga Replacement Stock Options”). The Zynga Replacement Stock Options allow the option holders to purchase up to 1,012,388 shares of Zynga’s Class A common stock, of which $2.2 million of the total acquisition date fair value was allocated to the purchase consideration. Additionally, the total purchase consideration includes $0.8 million of deferred cash consideration (the “Deferred Cash Consideration”).

In connection with the transaction, the Chartboost employees were paid cash bonuses totaling $19.3 million, inclusive of payroll-related taxes. These employee bonuses were determined to primarily benefit the combined Zynga and Chartboost entity and were recognized by the Company separate from the business combination. One of the Chartboost employee bonuses included a two-year post-acquisition service period and is recognized as expense on a straight-line basis over the two-year period following the acquisition date. The remaining Chartboost employee bonuses were expensed immediately following the acquisition as there were no post-acquisition retention periods. The Chartboost employee bonuses are recognized as a component of research and development, sales and marketing or general and administrative expenses in our consolidated statements of operations based upon the respective employee’s job responsibilities.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from Chartboost (in millions):
Estimated Purchase Price Allocation
Cash	$12.2
Restricted cash	0.4
Accounts receivable	19.4
Prepaid expenses	0.6
Other current assets	2.6
Intangible assets, net:
Developed technology, useful life of 5 years	99.8
Trade names, useful life of 8 years	12.8
Customer relationships, useful life of 4 years	2.7
Goodwill	129.3
Property and equipment	0.2
Right-of-use assets	0.5
Other non-current assets	0.1
Total assets acquired	280.6

Accounts payable	$(1.4)
Income taxes payable	(0.1)
Operating lease liabilities	(0.4)
Other current liabilities	(31.0)
Deferred tax liabilities, net	(14.4)
Non-current operating lease liabilities	(0.1)
Other non-current liabilities	(0.5)
Total liabilities	(47.9)
Total purchase price consideration	$232.7

Fair value of Zynga Replacement Stock Options allocated to purchase consideration (1)	(2.2)
Total cash consideration (2)	$230.5

(1)

The fair value of the Zynga Replacement Stock Options allocated to purchase consideration was determined by calculating the acquisition-date fair value of the replaced unvested Chartboost stock options, multiplied by the ratio of the pre-combination service period to the total service period for the Zynga Replacement Stock Option. The fair value of the unvested Chartboost stock options was estimated using the Black-Scholes option-pricing model. The fair value of the Zynga Replacement Stock Options, less the value allocated to the purchase consideration, represents post-combination stock-based compensation expense. Refer to Note 12 – “Stockholders’ Equity” for further discussion.

(2)	The amount shown represents the cash paid at closing (which includes the Escrow Consideration), as well the Deferred Cash Consideration.

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

The results of operations from Chartboost have been included in our consolidated statement of operations since the date of acquisition. Transaction costs incurred by the Company in connection with the Chartboost acquisition include professional fees and Chartboost employee bonuses. Transaction costs incurred during the three months ended September 30, 2021, were $13.0 million, of which $4.1 million, $2.8 million and $6.1 million were recorded within research and development, sales and marketing and general and administrative expenses, respectively, in our consolidated statements of operations. Transaction costs incurred during the nine months ended September 30, 2021 were $14.3 million, of which $4.1 million, $2.8 million and $7.4 million recorded within research and development, sales and marketing and general and administrative expenses, respectively, in our consolidated statements of operations.

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

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the nine months ended September 30, 2021 (in millions):

Goodwill
Balance as of December 31, 2020(1)	$3,160.8
Additions	148.6
Foreign currency translation adjustments(2)	(12.8)
Balance as of September 30, 2021(1)	$3,296.6

(3)	There are no accumulated impairment losses at the beginning or end of the period.
(4)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and British Pound, respectively.

The details of our acquisition-related intangible assets as of September 30, 2021 and December 31, 2020 are as follows (in millions):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$1,082.9	$(475.0)	$607.9
Trademarks, branding and domain names	219.8	(55.5)	164.3
Developer and customer relationships	44.7	(10.6)	34.1
Total	$1,347.4	$(541.1)	$806.3

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$972.2	$(346.5)	$625.7
Trademarks, branding and domain names	208.5	(35.5)	173.0
Developer and customer relationships	42.0	(2.6)	39.4
Total	$1,222.7	$(384.6)	$838.1

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of September 30, 2021 and December 31, 2020. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $54.6 million and $159.5 million for the three and nine months ended September 30, 2021, respectively. Comparatively, amortization expense related to intangible assets was $46.0 million and $78.7 million for the three and nine months ended September 30, 2020 respectively.

As of September 30, 2021, the weighted-average remaining useful lives of our acquired intangible assets were 3.8 years for developed technology, 5.8 years for trademarks, branding and domain names, 3.1 years for developer and customer relationships and 4.2 years in total, for all acquired intangible assets.

As of September 30, 2021, future amortization expense related to our intangible assets is expected to be recognized as follows (in millions):

Year ending December 31:
Remaining 2021	$56.1
2022	214.9
2023	199.9
2024	162.0
2025	102.9
2026	39.1
Thereafter	25.3
Total	$800.2

9. Income Taxes

The provision for (benefit from) income increased $24.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by current period statutory income of our Peak subsidiary compared to a statutory loss in the prior period, further supplemented by an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”). The overall increase was partially offset by the partial valuation allowance release from acquired Chartboost deferred tax liabilities.

The provision for (benefit from) income taxes increased $36.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by current period statutory income of our Peak subsidiary compared to a statutory loss in the prior period, higher statutory income of our Small Giant subsidiary and an increase in BEAT expense. The increase was partially offset by the partial valuation allowance release from acquired Chartboost deferred tax liabilities and the prior period income tax expense of $9.4 million that did not repeat in 2021 related to Zynga’s revision of its prior tax position as a result of the Altera Corp v. Commissioner court ruling.

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

As of September 30, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of September 30, 2021 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(66.4)	(147.0)	(213.4)
Unamortized transaction costs	(8.3)	(12.6)	(20.9)
Net carrying amount	$615.3	$714.9	$1,330.2

Equity component, net of transaction costs	$114.9	$163.7	$278.6

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2020 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(83.8)	(166.1)	(249.9)
Unamortized transaction costs	(10.5)	(14.2)	(24.7)
Net carrying amount	$595.7	$694.2	$1,289.9

Equity component, net of transaction costs	$114.9	$163.7	$278.6

Interest expense recognized related to the Notes was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$0.4	$0.4	$1.3	$1.3
Amortization of debt discount	12.3	5.6	36.4	16.7
Amortization of transaction costs	1.2	0.7	3.8	2.1
Total	$13.9	$6.7	$41.5	$20.1

As of September 30, 2021, the estimated fair value of the 2026 Notes and 2024 Notes was $849.1 million and $788.0 million, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

As of September 30, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in millions):

	September 30,	December 31,
	2021	2020
Contingent consideration payable	$253.7	$323.6
Accrued payables from acquisitions	137.5	—
Accrued accounts payable	64.2	58.1
Accrued compensation liability	48.8	61.7
Value-added taxes payable	6.8	6.4
Other current liabilities	41.2	12.6
Total other current liabilities	$552.2	$462.4

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for sales and other taxes, customer deposits, accrued vendor expenses and deferred consideration payable from acquisitions.

Other non-current liabilities consist of the following (in millions):

	September 30,	December 31,
	2021	2020
Deferred consideration payable from acquisitions	$25.3	$24.4
Uncertain tax positions, including interest and penalties	25.0	24.8
Contingent consideration obligation	—	213.6
Accrued payables from acquisitions	25.0	136.0
Other non-current liabilities	3.0	2.3
Total other non-current liabilities	$78.3	$401.1

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$0.8	$0.6	$2.0	$1.5
Research and development	29.9	25.4	83.0	48.6
Sales and marketing	4.4	4.0	13.0	11.0
General and administrative	9.5	8.8	27.0	23.8
Total stock-based compensation expense	$44.6	$38.8	$125.0	$84.9

Stock Option Activity

The following table shows stock option activity for the nine months ended September 30, 2021 (in millions, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
			Aggregate	Weighted-
		Weighted-Average	Intrinsic Value of	Average
		Exercise Price	Stock Options	Contractual Term
	Stock Options	(per option)	Outstanding	(in years)
Balance as of December 31, 2020	30.1	$3.46	$193.1	6.43
Granted	1.0	2.93
Forfeited, expired and cancelled	—	—
Exercised	(2.0)	2.96
Balance as of September 30, 2021	29.1	$3.47	$118.4	5.83

The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of the Zynga Replacement Stock Options:

Three and Nine Months Ended September 30,
2021
Expected term, in years	5.6
Risk-free interest rates	0.7%
Expected volatility	34.2%
Dividend yield	—
Weighted-average estimated fair value of options granted(1)	$7.21

(1)	Of the total the weighted-average estimated fair value of the Zynga Replacement Stock options, $5.10 was allocated to the post-combination value.

RSU Activity

The following table shows a summary of RSU activity for the nine months ended September 30, 2021, which includes performance and market-based awards (in millions, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-Average	Aggregate
		Grant Date Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2020	64.5	$7.43	$636.0
Granted	21.8	10.12
Vested	(16.8)	6.36
Forfeited	(3.1)	6.92
Unvested as of September 30, 2021	66.4	$8.61	$500.0

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

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The timing and amount of any stock repurchase will be determined based on market conditions, share price and other factors. The program does not require us to repurchase any specific number of shares of our Class A common stock and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022 and will be funded from existing cash on hand or other sources of funding as the Company may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. During the three and nine months ended September 30, 2021, no share repurchases were made under the 2018 Share Repurchase Program. As of September 30, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program.

All of our previous stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 (in millions):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For- Sale Marketable Debt Securities	Total
Balance as of December 31, 2020	$(50.8)	$0.1	$(50.7)
Other comprehensive income (loss) before reclassifications	(24.6)	(0.1)	(24.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(24.6)	(0.1)	(24.7)
Balance as of September 30, 2021	$(75.4)	$—	$(75.4)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
BASIC AND DILUTED:
Net income (loss) attributable to common stockholders	$(41.7)	$(122.2)	$(36.9)	$(376.4)
Weighted-average common shares outstanding	1,097.1	1,076.7	1,090.4	995.6
Net income (loss) per share attributable to common stockholders	$(0.04)	$(0.11)	$(0.03)	$(0.38)

The following weighted-average employee equity awards and convertible debt instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and employee stock purchase plan	29.1	30.9	28.9	30.9
RSUs (including performance and market- based awards)	67.3	69.8	68.0	53.0
Convertible senior notes	7.1	8.9	14.2	—
Total	103.5	109.6	111.1	83.9

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual and marketing commitments that may not be dependent on any deliverables. As of September 30, 2021, future minimum contractual royalty payments due to licensors and marketing commitments for the licensed products are as follows (in millions):

Year ending December 31:
Remaining 2021	$10.3
2022	8.3
2023	10.4
2024	—
2025	10.0
Thereafter	—
Total	$39.0

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of September 30, 2021, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in millions):

Year ending December 31:
Remaining 2021	$12.5
2022	42.9
2023	33.6
2024	16.5
Thereafter	—
Total	$105.5

Excluded from tables above is our uncertain income tax position liability of $25.0 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

In response to the amended and consolidated complaint, on April 21, 2021, the Company filed renewed motions to compel arbitration in connection with the claims alleged by three of the individual named plaintiffs in the Chaudhri, Johnson, and Martinez actions. On the same date, the Company also filed a motion to dismiss claims alleged by all remaining plaintiffs in those actions, and in the Rosiak action. Following oral argument held by the court on July 27, 2021, the court granted Zynga’s motion to compel arbitration and granted the motion to dismiss with leave to amend. Plaintiffs filed their second amended consolidated complaint on August 27, 2021. Zynga filed a responsive motion to dismiss the amended complaint on September 20, 2021. A hearing on the motion scheduled for October 26, 2021 was vacated, to be reset as necessary. Zynga is awaiting either a rescheduled hearing or the court’s decision on the motion.

On February 26, 2021, a class action lawsuit was filed in the United States District Court for the Northern District of California by named plaintiff Michael Owens (the “Owens complaint”), who purchased in-game currency in connection with his use of certain Zynga social slots games. The Zynga social slots games at issue included: Hit It Rich! Slots, Black Diamond Casino, Wizard of Oz Slots, Willy Wonka Slots, Game of Thrones™ Slots Casino, Spin it Rich!, Princess Bride Slots and Riches of Olympus. Plaintiff alleged that Zynga unlawfully developed, owned, and operated games that qualify as unlawful slot machines under California Penal Code section 330b; and that Zynga “developed, owned, operated, and controlled” such in violation of California Penal Code sections 330, et seq., the Illegal Gambling Business Act (18 U.S.C. § 1955), and the Unlawful Internet Gambling Enforcement Act of 2006 (31 U.S.C. §§ 5361-5367). Plaintiff also alleged that Zynga unlawfully designed and marketed its social slots games in order to target individuals with addictive tendencies; and that Zynga implemented game features that violated state consumer protection laws. Plaintiff sought money damages, restitution, disgorgement and other remedies, as well as injunctive relief. Plaintiff filed an amended complaint on March 29, 2021, including claims by additional named plaintiffs Jennie Plumley, Jon Schweitzer, Charlie Finlay and Melissa Irelan. On May 4, 2021 the Company filed a motion to compel arbitration in response to the amended complaint. On June 21, 2021, all named plaintiffs filed a notice of voluntary dismissal, dismissing the complaint in its entirety without prejudice. Subsequent to the voluntary dismissal of plaintiffs’ claims and during the third quarter of 2021, Zynga and the individual plaintiffs agreed to a mutual resolution of claims.

On March 2, 2021, a class-action lawsuit (the “Bourgeois complaint”) was filed in the Superior Court of Quebec, in the province of Montreal, Canada. The lawsuit, which was subsequently amended via an amended application on October 15, 2021, was filed by named plaintiff Gabriel Bourgeois, who purchased loot box items in connection with his use of the Marvel Strike Force and Pokemon Go! electronic and online games (plaintiff does not allege that he purchased a loot box in connection with any Zynga games). Plaintiff alleges that Zynga and multiple other gaming defendants have unlawfully developed, own, and operate an unlicensed gaming system, through the use of loot boxes in connection with their games. Plaintiff asserts that defendants have unlawfully offered loot boxes to the public in connection with their games; failed to properly disclose the odds of winning in connection with loot boxes; and failed to employ appropriate safeguards surrounding minors’ ability to purchase loot boxes. The specific Zynga games at issue—which plaintiff does not claim to have played—include CSR Racing 2, Empires & Puzzles, Farmville: Country Escape and Dawn of Titans. Plaintiff collectively asserts that by offering loot boxes, all defendants have violated the Criminal Code of Canada provisions that regulate gaming; the Competition Act of Canada; and various individual consumer protection laws of the individual Canadian provinces. Plaintiff seeks monetary damages in the form of compensatory and punitive damages, on his own behalf and that of a nationwide Canadian class.

On April 12, 2021, IGT and IGT Canada Solutions ULC (“IGT”) served Zynga with a lawsuit in the Western District of Texas federal court (the “IGT complaint”), accusing the Company of infringing United States Patent Nos. 8,708,791; 9,159,189; 7,168,089; 7,303,473; 8,795,064; and 8,266,212. The complaint alleges that the following games and certain features contained within them infringe on the IGT patents: Zynga Poker, Words With Friends, Farmville and Zynga social slots games, including specifically, Hit It Rich! Slots. On June 16, 2021, Zynga filed a partial motion to dismiss or strike plaintiff’s claims; and in the alternative, for a more definitive statement. IGT filed its opposition brief on June 30, 2021, and Zynga filed its reply on July 7, 2021. The parties are awaiting a hearing on the motion. On September 28, 2021, the court adopted discovery and scheduling deadlines that include a dispositive motion deadline of October 26, 2022, and an anticipated trial date of February 6, 2023.

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

16. Subsequent Events

Acquisition of Beijing StarLark Technology Co., Ltd. (“StarLark”) and Lvy Technology Limited (“Lvy”)

On August 3, 2021, the Company executed a Master Business Transfer Agreement among Beijing Fotoable Technology Limited, Funjoy Technology Limited, Lvy, StarLark and certain other parties (the “StarkLark Agreement”). On October 5, 2021 (the “StarLark Closing Date”), Zynga acquired Lvy, StarLark, the Golf Rival mobile game franchise and related other games and certain other specified assets and liabilities in a series of related closings, in exchange for consideration of $276.0 million in cash, $40.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the sellers and the issuance of 20,009,528 shares of Class A common stock of Zynga, valued at $145.7 million on the StarLark Closing Date.

Pursuant to the StarLark Agreement, on the StarLark Closing Date, the Company acquired Lvy and StarLark, with StarLark becoming a direct, wholly-owned subsidiary of Lvy and Lvy becoming a direct, wholly-owned subsidiary of Zynga.

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

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the three and nine months ended September 30, 2021 and for future periods. See further discussion below in Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q of the possible impact of the COVID-19 pandemic on our business.

Overview

We are a leading provider of social game services with approximately 183 million average mobile monthly active users (“MAUs”) in the third quarter of 2021. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (PCs), consoles (such as Nintendo’s Switch) and other platforms. We also operate a mobile programmatic advertising and monetization platform. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”).

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the third quarter of 2021, our average mobile monthly unique payers (“MUPs”) represented approximately 3.7% of our average mobile monthly unique users (“MUUs”) – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Acquisition of Chartboost, Inc. (“Chartboost”)

On August 4, 2021, we acquired 100% of all issued and outstanding share capital of Chartboost, for total consideration of $232.7 million. The total purchase consideration included $204.7 million in cash, $25.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the former Chartboost securityholders and Zynga’s replacement of unvested Chartboost stock options allowing the holders to purchase up to 1,012,388 shares of Zynga’s

Class A common stock, of which $2.2 million of the total acquisition date fair value was allocated to the purchase consideration. Additionally, the total purchase consideration includes $0.8 million of deferred cash consideration.

Chartboost is a mobile programmatic advertising and monetization platform, which includes a demand side platform, supply side platform and mediation capabilities. The Company expects the acquisition to meaningfully enhance its advertising capabilities.

Acquisition of Beijing StarLark Technology Co., Ltd. (“StarLark”) and Lvy Technology Limited (“Lvy”)

On August 3, 2021, the Company executed a Master Business Transfer Agreement among Beijing Fotoable Technology Limited, Funjoy Technology Limited, Lvy, StarLark and certain other parties (the “StarkLark Agreement”), pursuant to which Zynga acquired, on October 5, 2021 (the “StarLark Closing Date”), Lvy, StarLark, the Golf Rival mobile game franchise and related other games and certain other specified assets and liabilities in a series of related closings, in exchange for consideration of $276.0 million in cash, $40.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the sellers and the issuance of 20,009,528 shares of Class A common stock of Zynga, valued at $145.7 million on the StarLark Closing Date.

Pursuant to the StarLark Agreement, on the StarLark Closing Date, the Company acquired Lvy and StarLark, with StarLark becoming a direct, wholly-owned subsidiary of Lvy and Lvy becoming a direct, wholly-owned subsidiary of Zynga.

How We Generate Revenue

We operate our social games as live services that allow players to play for free. We generate revenue primarily from the sale of in-game virtual items and advertising services, which includes our mobile programmatic advertising and monetization platform. Revenue growth will continue to depend largely on our ability to attract and retain players and more effectively monetize our player base through the sale of in-game virtual items and advertising. We intend to do this through the launch of new games, enhancements to current games and expansion into new markets and distribution platforms.

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

In 2021, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the nine months ended September 30, 2021, we estimate that 50% and 46% of our revenue and 51% and 46% of our bookings were generated on Apple and Google platforms, respectively, while in the same period of the prior year, we estimate that 49% and 46% of our revenue and bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

Advertising and other. Advertising revenue in our games primarily includes display advertisements, engagement advertisements and offers and branded virtual items and sponsorships. Advertising revenue also includes the net fees collected from our demand, supply and mediation advertising platforms. Other revenue primarily consists of royalties received from the licensing of our brands.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Revenue to Bookings:
Revenue	$704.7	$503.3	$2,105.0	$1,358.8
Change in deferred revenue	(37.0)	124.7	(5.9)	212.2
Bookings	$667.7	$628.0	$2,099.1	$1,571.0

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$685.1	$484.2	$2,045.0	$1,303.8
Change in mobile deferred revenue	(35.8)	124.8	(4.9)	212.0
Mobile bookings	$649.3	$609.0	$2,040.1	$1,515.8

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(users and payers in millions)
Average Mobile DAUs(1)	38	31	39	25
Average Mobile MAUs(1)	183	83	184	74
Average Mobile MUUs(2)	34	35	35	42
Average Mobile MUPs(2)	1.2	1.3	1.3	1.3
Mobile ABPU	$0.188	$0.213	$0.191	$0.226

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts for our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic! and games acquired from Gram Games, Small Giant and Peak and accordingly, actual average Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Excluded from average Mobile MUUs and Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic! and games acquired from Gram Games, Small Giant and Peak. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

Average Mobile DAUs and MAUs increased in the three months ended September 30, 2021 when compared to the same period of the prior year, primarily driven by contributions from the games acquired from Rollic in October 2020.

Average Mobile MUUs was relatively flat in the three months ended September 30, 2021 compared to the same period of the prior year. Average Mobile MUPs decreased primarily due to a decline in payers in our older mobile games, CSR Racing 2 and Zynga Poker, partially offset by an increase in payers in Harry Potter™: Puzzles & Spells. Finally, Mobile ABPU decreased due to a larger increase in average Mobile DAUs relative to the increase in mobile bookings, primarily reflecting the addition of Rollic’s hyper-casual games into our portfolio.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile online game payer bookings, average Mobile MUPs and average monthly unique mobile online game payer bookings per average Mobile MUP:

	Three Months Ended September 30,
	2021	2020
Average monthly unique mobile online game payer bookings (in millions)(1)	$67	$62
Average Mobile MUPs (in millions)(2)	1.2	1.3
Average monthly unique mobile online game payer bookings per average Mobile MUP(3)	$54	$47

(1)

Average monthly unique mobile online game payer bookings represent the monthly average amount of mobile online game bookings for the applicable quarter that we received through payment methods for which we can quantify the number of unique payers. Accordingly, mobile online game bookings from our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic! and our games acquired from Gram Games, Small Giant and Peak are excluded.

(2)

Excluded from average Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant and Peak. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

(3)	Average monthly unique mobile online game payer bookings per average Mobile MUP is calculated by dividing average monthly unique mobile online game payer bookings by average Mobile MUPs.

Average monthly unique mobile online game payer bookings increased in the three months ended September 30, 2021 compared to the same period of the prior year, primarily due to contribution from Harry Potter™: Puzzles & Spells, partially offset by a decline from CSR Racing 2. Average monthly unique mobile online game payer bookings per average Mobile MUP increased due to the increase in average monthly unique mobile online game payer bookings and decrease in average Mobile MUPs.

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

Results of Operations

In April 2021, Apple released a version update of iOS 14.5 that requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition and deliver targeted ads. While we believe that we have been able to observe certain trends, including a meaningful increase in the adoption of iOS 14.5 by users, we may not be able to determine the quantifiable impact specifically attributable to the Apple version update on our results of operations and financial performance for the three and nine months ended September 30, 2021 and for future periods.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Online game:
Mobile	$552.8	$418.0	32%	$1,659.1	$1,117.0	49%
Other(1)	18.3	18.0	2%	56.0	51.6	9%
Online game total	$571.1	$436.0	31%	$1,715.1	$1,168.6	47%
Advertising and other:
Mobile	$132.3	$66.1	100%	$385.9	$186.8	107%
Other(1)	1.3	1.2	8%	4.0	3.4	18%
Advertising and other total	$133.6	$67.3	99%	$389.9	$190.2	105%
Total revenue	$704.7	$503.3	40%	$2,105.0	$1,358.8	55%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total revenue increased $201.4 million in the three months ended September 30, 2021 as compared to the same period of the prior year, while bookings increased $39.7 million over the same period.

Mobile online game revenue and other online game revenue increased $134.8 million and $0.3 million, respectively, in the three months ended September 30, 2021, as compared to the same period of the prior year, resulting in a total online game revenue increase of $135.1 million.

The increase in mobile online game revenue was primarily attributable to increases in mobile revenue from Toon Blast and Toy Blast, in the amounts of $82.5 million and $43.8 million, respectively, due to higher amortization of prior period deferred revenue and overall increase in bookings, as the games were acquired in July 2020. The increase was also attributable to higher amortization of prior period deferred revenue and overall increase in bookings from Harry Potter™: Puzzles & Spells in the amount of $34.0 million, as the game was launched in September 2020, and Zynga Poker in the amount of $5.5 million. The overall increase was offset by a decrease in revenue from Merge Dragons!, Merge Magic! and CSR Racing 2 in the amounts of $16.1 million, $13.0 million and $3.3 million respectively, due to the overall decrease in bookings and audience metrics in the games.

In the three months ended September 30, 2021, Empires & Puzzles and Toon Blast were our top online revenue-generating games and comprised 19% and 18%, respectively, of our online game revenue for the period. In the three months ended September 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 16% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

The estimated weighted average playing period of payers was ten months for the three months ended September 30, 2021, as compared to nine months for the three months ended September 30, 2020.

Mobile advertising revenue and other advertising and other revenue increased $66.2 million and $0.1 million, respectively, in the three months ended September 30, 2021, as compared to the same period of the prior year, resulting in a total advertising and other increase of $66.3 million.

The increase in mobile advertising revenue was primarily due to a $37.6 million increase in mobile in-game display advertising revenue and a $28.5 million increase in revenue from mobile in-game offers, engagement advertisements and other revenue, both of which were primarily driven by the Rollic acquisition in October 2020.

International revenue as a percentage of total revenue was 40% and 38%, respectively, in the three months ended September 30, 2021 and 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months September 30, 2020

Total revenue increased $746.2 million in the nine months ended September 30, 2021 as compared to the same period of the prior year, while bookings increased $528.1 million in the nine months ended September 30, 2021 as compared to the same period of the prior year.

Mobile online game and other online game revenue increased $542.1 million and $4.4 million, respectively, in the nine months ended September 30, 2021 as compared to the same period of the prior year, resulting in a total online game revenue increase of $546.5 million.

The increase in mobile online game revenue was primarily attributable to increases in mobile revenue from Toon Blast and Toy Blast, in the amounts of $276.8 million and $142.5 million, respectively, due to higher amortization of prior period deferred revenue and overall increase in bookings, as the games were acquired in July 2020. The increase was also attributable to an increase in mobile revenue from Harry Potter™: Puzzles & Spells in the amount of $80.0 million, due to higher amortization of prior period deferred revenue and overall increase in bookings, as the game was launched in September 2020. The increase was further supplemented by increases in revenue from Empires & Puzzles in the amount of $45.1 million, due to higher amortization of prior period deferred revenue, and our social slots games, Zynga Poker and Words With Friends, in the amounts of $23.1 million, $11.8 million and $9.5 million, respectively, due to the overall increase in bookings in these games. The overall increase was offset by a decrease in revenue from Merge Dragons! in the amount of $40.9 million due to the overall decrease in bookings and audience metrics in the game.

The increase in other online game revenue was primarily attributable to increases in web revenue from Hit It Rich! Slots in the amount of $3.7 million, due to the overall increase in bookings in the game.

In the nine months ended September 30, 2021, Empires & Puzzles, Toon Blast and Merge Dragons! were our top online revenue-generating games and comprised 20%, 17% and 10%, respectively, of our online game revenue for the period. In the nine months ended September 30, 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 25% and 18% respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

The estimated weighted average playing period of payers was ten months for the nine months ended September 30, 2021 and 2020.

Mobile advertising revenue and other advertising and other revenue increased $199.1 million and $0.6 million, respectively, in the nine months ended September 30, 2021, as compared to the same period of the prior year, resulting in a total advertising and other increase of $199.7 million.

The increase in mobile advertising revenue was primarily due to a $119.6 million increase in mobile in-game display advertising revenue and a $79.4 million increase in revenue from mobile in-game offers, engagement advertisements and other revenue, both of which were primarily driven by the Rollic acquisition in October 2020. The increase in mobile advertising revenue was further supplemented by an increase in advertising revenue from Words with Friends and Harry Potter™: Puzzles & Spells, which launched in September of 2020.

International revenue as a percentage of total revenue was 40% and 39%, respectively, in the nine months ended September 30, 2021 and 2020.

Cost of revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Cost of revenue	$240.8	$235.9	2%	$754.8	$561.4	34%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Cost of revenue increased $4.9 million in the three months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $8.6 million from the amortization of intangible assets, which was largely driven by our acquisitions of Rollic and Chartboost in the third quarter of 2020 and third quarter of 2021, respectively, and $3.1 million in hosting costs, partially offset by a decrease of $7.8 million in payment processing fees from decreased online game bookings.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Cost of revenue increased $193.4 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $99.5 million in payment processing fees from increased bookings generated from mobile payment processors, which was predominately driven by the games acquired from Peak and the launch of Harry Potter™: Puzzles & Spells, $80.7 million from the amortization of intangible assets, which was largely driven by our acquisitions of Peak, Rollic and Chartboost, $6.0 million in hosting costs and $5.5 million in royalty expense.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Research and development	$143.5	$165.9	(14)%	$394.0	$591.7	(33)%

Three Months Ended September 30, 2021 Compared to Three Months September 30, 2020

Research and development expenses decreased $22.4 million in the three months ended September 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a $45.2 million net decrease in collective expense related to fair value adjustments associated with our Small Giant, Gram Games and Rollic contingent consideration obligations. The decrease was partially offset by increases of $11.7 million in headcount-related expenses and $4.5 million in stock-based compensation expense – both of which were primarily driven by our Rollic and Chartboost acquisitions, and $4.1 million from employee bonus expense associated with our Chartboost acquisition.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Research and development expenses decreased $197.7 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a $284.6 million net decrease in collective expense related to fair value adjustments associated with our Small Giant, Gram Games and Rollic contingent consideration obligations. The decrease was partially offset by increases of $36.7 million in headcount-related expenses and $34.3 million in stock-based compensation expense – both of which were primarily driven by our Peak, Rollic and Chartboost acquisitions, $9.8 million related to outside services and $4.1 million from employee bonus expense associated with our Chartboost acquisition.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Sales and marketing	$216.7	$187.0	16%	$709.6	$444.8	60%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Sales and marketing expenses increased $29.7 million in the three months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $21.3 million in player acquisition costs, primarily related to the Rollic acquisition. The increase was further supplemented by increases of $3.7 million in other marketing costs and $2.8 million from employee bonus expense associated with our Chartboost acquisition.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales and marketing expenses increased $264.8 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $247.5 million in player acquisition costs, primarily Peak and Rollic acquisitions, as well as the launch of Harry Potter™: Puzzles & Spells. The increase was further supplemented by increases of $8.2 million in other marketing costs, $4.6 million in headcount-related expenses, $2.8 million from employee bonus expense associated with our Chartboost acquisition and $2.0 million in stock-based compensation expense.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
General and administrative	$49.2	$36.1	36%	$122.8	$103.5	19%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

General and administrative expenses increased $13.1 million in the three months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $4.0 million in acquisition-related transaction costs, $3.1 million in headcount-related expenses and $1.3 million in information technology-related expenses. The increase was further supplemented by lower overhead allocations out of general and administrative expenses of $3.1 million, primarily driven by the planned exit of our San Francisco office space.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

General and administrative expenses increased $19.3 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to increases of $5.0 million in headcount-related expenses, $3.3 million in stock-based compensation, $2.8 million in information technology-related expenses, $2.5 million in acquisition-related transaction costs and $1.9 million in legal expenses. The increase was further supplemented by lower overhead allocations out of general and administrative expenses of $2.3 million, primarily driven by the planned exit of our San Francisco office space.

Impairment related to real estate assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Impairment related to real estate assets	$66.8	$—	NM	$66.8	$—	NM

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Impairment related to real estate assets increased $66.8 million in the three months ended September 30, 2021 compared to the same period of the prior year. The increase was attributable to impairment expense associated with the Company’s right-of-use assets and property and equipment, net, recognized in connection with the planned exit of our San Francisco office space.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Impairment related to real estate assets increased $66.8 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase was attributable to impairment expense associated with the Company’s right-of-use assets and property and equipment, net, recognized in connection with the planned exit of our San Francisco office space.

Interest income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Interest income	$1.6	$1.0	60%	$5.0	$10.2	(51)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Interest income increased $0.6 million in the three months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to a higher average amount invested in cash equivalents when compared to the prior period.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Interest income decreased $5.2 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a lower average investment yield on our short-term investments, partially offset by a higher average amount invested in cash equivalents when compared to the prior period.

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Interest expense	$14.8	$7.3	103%	$44.2	$21.2	108%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Interest expense increased $7.5 million in the three months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $6.9 million in non-cash interest expense related to the convertible notes due 2026.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Interest expense increased $23.0 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily attributable to an increase of $21.4 million in interest expense related to the convertible notes due 2026 and 2024.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Other income (expense), net	$(0.6)	$(3.1)	(81)%	$(0.8)	$(4.9)	(84)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Other income (expense), net decreased $2.5 million in the three months ended September 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a net increase of $6.3 million in net foreign exchange transaction gains, primarily associated with the remeasurement of certain intercompany loans with the Company’s foreign subsidiaries and other foreign currency fluctuations, partially offset by a net loss of $3.9 million associated with our non-designated hedging foreign currency forward contract derivatives.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Other income (expense), net decreased $4.1 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The decrease was primarily attributable to a net increase of $7.2 million in net foreign exchange transaction gains, associated with the remeasurement of certain intercompany loans with the Company’s foreign subsidiaries and other foreign currency fluctuations, partially offset by a net loss of $3.9 million associated with our non-designated hedging foreign currency forward contract derivatives.

Provision for (benefit from) income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollars in millions)			(dollars in millions)
Provision for (benefit from) income taxes	$15.6	$(8.8)	NM	$53.9	$17.9	201%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The provision for (benefit from) income taxes had a net change of $24.4 million when comparing the three months ended September 30, 2021 compared to the same period of the prior year. The net change was primarily driven by current period statutory income of our Peak subsidiary compared to a statutory loss in the prior period, further supplemented by an increase in expense related to the Base Erosion and Anti-Abuse Tax (“BEAT”). The overall increase was partially offset by the partial valuation allowance release from acquired Chartboost deferred tax liabilities.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The provision for (benefit from) income taxes increased $36.0 million in the nine months ended September 30, 2021 compared to the same period of the prior year. The increase was primarily driven by statutory income of our Peak subsidiary compared to a statutory loss in the prior period, higher statutory income of our Small Giant subsidiary and an increase in BEAT expense. The increase was partially offset by the partial valuation allowance release from acquired Chartboost deferred tax liabilities and the prior period income tax expense of $9.4 million that did not repeat in 2021 related to Zynga’s revision of its prior tax position as a result of the Altera Corp v. Commissioner court ruling.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(6.8)	$(16.1)
Depreciation and amortization	170.7	87.1
Cash flows provided by (used in) operating activities	95.9	223.3
Cash flows provided by (used in) investing activities	(283.1)	175.9
Cash flows provided by (used in) financing activities	(57.4)	(90.4)

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

As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and short and long-term investments of $1.3 billion and $1.6 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, mutual funds and foreign certificates of deposit and time deposits.

Hedging Instruments

In July 2021, we executed two forward contract derivatives designed to mitigate foreign currency exposures associated with two intercompany loans. Following their execution, we expect the derivatives to offset future foreign exchange transaction gains (losses) related to these intercompany loans.

Also, in July 2021, we executed a forward contract derivative designed to mitigate foreign exchange exposure associated with the invested capital of one of our foreign subsidiaries. Following its execution, we expect the derivative to offset future foreign exchange exposure in our net investment in the foreign subsidiary. The Company applied hedge accounting on the net investment forward contract.

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

As of September 30, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

As of September 30, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

The 2020 Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of September 30, 2021. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the 2020 Credit Agreement):

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

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During the three and nine months ended September 30, 2021, no share repurchases were made and as of September 30, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net loss of $36.9 million is adjusted to exclude certain non-cash items, operating activities provided $95.9 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2021. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $170.7 million and stock-based compensation expense of $125.0 million. Further, the non-cash expense associated with the increase in the Small Giant, Rollic and Gram Games contingent consideration obligations drove a $51.1 million increase in our operating liabilities during the nine months ended September 30, 2021.

The change in our operating assets and liabilities during the nine months ended September 30, 2021 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $286.0 million outflow of cash, cash equivalents and restricted cash, primarily due to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant, Gram and Rollic included in operating activities in the amount of $214.5 million, $59.9 million and $4.1 million, respectively.

Investing Activities

Investing activities used $283.1 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2021. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $222.2 million associated with our Chartboost, Echtra and Uncosoft acquisitions. The outflow of cash, cash equivalents and restricted cash associated with investing activities was further supplemented by outflows of $43.9 million for investment purchases, net of maturities, and $6.8 million of capital expenditures, primarily related to leasehold improvements.

Financing Activities

Financing activities used $57.4 million of cash, cash equivalents and restricted cash during the nine months ended September 30, 2021. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payment to the former owners of Small Giant, Rollic and Gram included in financing activities in the amount of $25.1 million, $15.9 million and $15.1 million, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three and nine months ended September 30, 2021.

Contractual Obligations (1)

	Operating Leases	Licensor and Marketing	Other	Total
Year ending December 31:	(in millions)
Remaining 2021	$6.0	$10.3	$12.5	$28.8
2022	14.3	8.3	42.9	65.5
2023	23.4	10.4	33.6	67.4
2024	21.4	—	16.5	37.9
2025	17.5	10.0	—	27.5
2026	17.6	—	—	17.6
Thereafter	89.7	—	—	89.7
Total	$189.9	$39.0	$105.5	$334.4

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

In August 2021, in consideration of the changing nature of the Company’s need for office space for its workforce, the Company’s Board of Directors approved a plan to sublease the Company’s current 185,000 square foot San Francisco, California office space (the “San Francisco Office Building”), as the Company transitions to a hybrid in-office and remote employee work model. As a result of the Board of Director’s decision and the accumulation of other factors, the Company recognized a $66.8 million impairment loss during the third quarter of 2021. The impairment loss recorded included $57.9 million related to the San Francisco Office Building right-of-use lease asset and $8.9 million related to property and equipment, net associated with the San Francisco Office Building.

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $25.0 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the original terms of the Small Giant and Rollic acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets – and in the case of Rollic, bookings targets as well – during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable.

With respect to the Rollic contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Rollic in the second quarter of 2021 to accelerate the Company’s acquisition of the remaining 20% ownership in Rollic and to set the total contingent consideration payment at $60.0 million (the “Rollic Amendment”). In the third quarter of 2021, the Company acquired the remaining 20% ownership and paid $20.0 million, with the remaining $40.0 million to be paid in first quarter of 2022. At the date of the Rollic Amendment, the Company measured the remaining final obligation by calculating the present value of the final payments using a discount rate of 1.3%, commensurate with the remaining term. As of September 30, 2021, the estimated current liability was $39.8 million.

With respect to the Small Giant contingent consideration obligation, during the first quarter of 2021, we paid $239.6 million to the former owners of Small Giant for its performance during the second annual contingent consideration period. As of September 30, 2021, the estimated fair value of the remaining contingent consideration obligation was a $213.9 million current liability.

With respect to the Gram Games contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Gram Games in the fourth quarter of 2020 to set the final contingent consideration payment at $75.0 million. In the third quarter of 2021, the Company paid $75.0 million to settle the final contingent consideration obligation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2020. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations, including subsequent remeasurement of contingent consideration obligations
•	Licenses and royalties
•	Impairment related to real estate assets

Impairment related to real estate assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. When the projected undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, the assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating income.

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

In the third quarter of 2021, as a result of the Company’s plan to sublease its current San Francisco, California office space as it transitions to a hybrid in-office and remote employee work model, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and other lease related assets – including leasehold improvements, furniture and fixtures and computer equipment (collectively, the “San Francisco Office Asset Group”), and determined that the carrying value of the San Francisco Asset Group was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the San Francisco Asset Group and calculate the corresponding impairment loss.

The development of the discounted cash flow model used to estimate the fair value of the San Francisco Asset Group required the application of significant judgement in determining market participant assumptions, including the projected sublease income over the remaining lease term, expected downtime prior to the commencement of future subleases, expected rent concessions offered to future tenants and discount rates that reflected the level of risk associated with these future cash flows.

All other critical accounting policies and estimates

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk, other than the foreign currency forward contract entered into during the third quarter of 2021 intended to manage certain of our foreign exchange risks, as discussed in Note 3 —“Financial Instruments” in Part I, Item I “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. However, should financial market conditions worsen in the future, including any potential impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, ironSource, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. Furthermore, with our acquisition of Chartboost, Inc. (“Chartboost”), our competitors also include mobile monetization and advertising platforms.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) after having purchased its casual card game division in the fourth quarter of 2017, in October 2020 we acquired Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), in August 2021 we acquired Chartboost, Inc. and in October 2021 we acquired the game studio Beijing StarLark Technology Co., Ltd. along with the Golf Rival franchise. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

Compared to all players who play our games in any period, only a small portion are paying players. For the third quarter of 2021, we had approximately 1.2 million average Mobile MUPs (excluding players of our hyper-casual games which includes the games acquired from Rollic, Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant and Peak), who represented approximately 3.7% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

Virtual items in our games have no monetary value outside of our games. Nonetheless, some of our players may make sales and/or purchases of our virtual items, such as virtual coins for our Social Slots games or Zynga Poker virtual poker chips, through unauthorized third-party sellers in exchange for real currency. These unauthorized or fraudulent transactions are usually arranged on third-party websites and the virtual items offered may have been obtained through unauthorized means such as exploiting vulnerabilities in our games, from scamming our players with fake offers for virtual items or other game benefits, or from credit card fraud. We do not generate any revenue from these transactions. These unauthorized purchases and sales from third-party sellers have in the past and could in the future impede our revenue and profit growth by, among other things:

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of September 30, 2021, we had an accumulated deficit of $2.3 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees while working remotely presents our teams with new challenges. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of September 30, 2021, approximately 31% of our employees had been with us for less than one year and approximately 47% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted, and will continue to devote, increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees. As we evaluate options for the post-pandemic re-opening of our offices, we face uncertainty as to what our future workplace will look like and our ability to hire, motivate and retain our employees, as we strive to balance the health and safety of our employees with our employees’ preferences for collaboration and flexible work arrangements, while also maintaining efficient work streams, employee morale, and company culture.

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

We derive a significant portion of our revenues though advertisements and offers we serve to players. We need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers.  In order for our advertising business to continue to succeed, we need to continue to demonstrate the reach of our player network and success of our advertising partners.  If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term. Furthermore, our Chartboost subsidiary derives its revenue from business clients, many of which are mobile game publishers, who use Chartboost’s programmatic mobile advertising and monetization platform. Such clients often engage with several mobile advertising platforms and networks concurrently, thus Chartboost’s business faces significant competition.

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. In June 2020, Apple announced further changes, requiring its users with iOS 14 (and presumably future iOS versions) to request a user’s permission to track them or to access their mobile device’s identifier for advertising (IDFA). Those changes, known as Apple’s AppTracking Transparency framework, went into effect in late April 2021, with the release of iOS 14.5. If users do not elect participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.

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

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google and Microsoft. We are subject to global laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. These laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction. The costs of compliance with these laws, including, among others, the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Global privacy laws and regulations are constantly emerging and evolving and may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, resulting in greater compliance burdens and costs associated with efforts to comply. For example, the GDPR, which became effective in May 2018, created new individual privacy rights and imposed worldwide obligations on companies processing personal data of European Union users, which has created a greater compliance burden for us and other companies with European users, and subjects violators to substantial monetary penalties. Another example is the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. On November 3, 2020, California voters approved an initiative that will modify the CCPA significantly when it goes into effect in 2022, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. Additionally, the UK Age Appropriate Design Code, which may require changes to the design of, and personal data processing by, online services “likely to be accessed” by UK users under the age of 18, went into enforcement in September 2021. Compliance with global privacy-related laws, regulations, and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

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

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate. For example, in July 2020, the European Union-U.S. Privacy Shield, on which we historically relied for the transfer of certain data from the European Union to the U.S., was invalidated by the Court of Justice of the European Union (CJEU). In addition, other bases upon which Zynga relies to legitimize the transfer of such data, such as Standard Contractual Clauses (SCCs), have been subjected to regulatory and judicial scrutiny. The CJEU upheld the validity of SCCs in July 2020 subject to certain conditions, and the European Commission issued new SCCs on June 4, 2021, which has resulted in, and will continue to result in, changes to our use of SCCs. Further regulatory guidance could result in additional changes over time. If one or more of the legal bases for transferring data from Europe to the United States is invalidated or the transfer frameworks are amended, if we are unable to transfer data between and among countries and regions in which we operate, or if we are restricted from sharing data among our products and services, it could affect the manner in which we operate and require us to change our data processing policies and measures, which may be burdensome and difficult to undertake successfully, and could adversely affect our financial results. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other data of players and other individuals, may result in governmental investigations and enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us and other harm to our reputation, which could have an adverse effect on our business, financial condition or results of operations. Additionally, if third parties we work with, such as players, vendors or developers violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition or results of operations.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S.,

Europe, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Subsequent to this ruling, additional purported class-action suits were filed against other social casino gaming companies for alleged violations of Washington State’s gambling and consumer protection laws, and some of the defendant companies have entered into settlement agreements to settle their respective lawsuits. In late 2020 and throughout 2021, several class action suits have been filed in multiple states in the U.S. against platforms and publishers alleging online social casino games violate various anti-gambling laws, including a February 2021 federal class action suit filed against Zynga in California alleging that our social slots games violate certain state anti-gambling and consumer protection laws. In Australia, a member of federal parliament introduced a bill in June 2020 seeking to ban social casino games in the country because, in part, his belief that such games groom children and young adults for real-money gambling later in life. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport in September 2020 launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior, several class action suits have been filed in Brazil and in Canada against various companies for offering loot boxes in their games or platforms based in part on claims connecting or equating loot boxes to gambling (with Zynga being one of numerous defendants in a Canadian class action suit), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as Empires & Puzzles, CSR Racing 2, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between September 30, 2020 and September 30, 2021, the trading price of our Class A common stock ranged from a low of $7.35 per share to a high of $12.32 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

The following table represents our stock repurchase activity during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2021	—	$—	—	$173,847,972
August 1 - August 31, 2021	—	$—	—	$173,847,972
September 1 - September 30, 2021	—	$—	—	$173,847,972
Total	—	$—	—

(1)

In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1†	Master Business Transfer Agreement, dated as of August 3, 2021, by and among the Registrant, Beijing Fotoable Technology Limited, Funjoy Technology Limited, Beijing Guoren Interactive Technology Co., Ltd., Shanghai Xianke Guanchen Management Center, Shanghai Lanfeng Tuoyuan Management Center (Limited Partnership), Lvy Technology Limited and Beijing StarLark Technology Co., Ltd. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K (File Number 001-35375) filed on August 5, 2021)	8-K	001-35375	2.1	October 5, 2021

10.1+	Appointment Letter between Zynga Inc. and Amy Rawlings	10-Q	001-35375	10.2	August 6, 2021

10.2+	Chartboost, Inc. 2012 Stock Plan and Form of Agreement	S-8	333-258591	99.1	August 6, 2021

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
†

Certain portions of this exhibit have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted portion will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Zynga may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on November 8, 2021.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ James Gerard Griffin
James Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Amy M. Rawlings
Amy M. Rawlings
Chief Accounting Officer
(On behalf of Registrant)