Form 10-K
period 2021-12-31
ZYNGA INC
filed 2022-02-25
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of $10.63 of the registrant’s Class A Common Stock as reported on the NASDAQ Global Select Market, was approximately $10.9 billion, which excludes 64.5 million shares of the registrant’s common stock held on June 30, 2021 by then current executive officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant.

As of January 31, 2022, there were 1,132,408,337 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young	Auditor Location: San Jose, CA

Zynga Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

Overview

Zynga Inc. (“Zynga” or “we” or the “Company”) is a global leader in interactive entertainment. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (“PCs”), consoles (such as Nintendo Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”). We also operate a mobile programmatic advertising and monetization platform.

We have been a pioneer in social gaming and in making “play” a core activity on mobile devices and social networking platforms. We believe our leadership position in social games is the result of our significant investment in our people, content, brand, technology and infrastructure. Our leadership position in social games is defined by the following:

•

Established Portfolio of Social Games. We operate a number of popular social games including CSR Racing 2, Empires & Puzzles, FarmVille, Golf Rival, Merge Dragons!, Merge Magic!, Toon Blast, Toy Blast, Words With Friends and Zynga Poker, as well as our Social Slots, Casual Cards and hyper-casual game portfolios.

•	Engaged and Global Community of Players. In the fourth quarter of 2021, we had an average of 37 million Mobile DAUs and 184 million Mobile MAUs.
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

Proposed Merger with Take-Two

On January 9, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Take-Two Interactive Software, Inc. and two of its wholly-owned subsidiaries (“Take-Two”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, Zynga would become a wholly-owned subsidiary of Take-Two (the “Combination”). The Combination is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The closing of the Combination is subject to certain customary closing conditions, including the approval of both parties' stockholders and required regulatory approvals. For more information, see Note 16 – “Subsequent Events” in the notes to the consolidated financial statements included herein.

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

•

Proven brands in popular genres on a growing platform. We have a highly-diversified portfolio of established brands such as CSR Racing, Empires & Puzzles, FarmVille, Golf Rival, Hit it Rich! Slots, Merge Dragons!, Merge Magic!, Toon Blast, Toy Blast, Words With Friends and Zynga Poker in the categories of Action Strategy, Casual, Invest Express and Social Casino. Mobile gaming is the largest and fastest growing gaming platform, and we are committed to leveraging our experience in live services to grow our existing portfolio of games and introduce new titles based on owned and licensed intellectual properties.

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

Our Leading Portfolio of Social Games

Our strategy is focused on growing, creating and acquiring games that we believe will stand the test of time and have the potential to engage players for years as enduring entertainment brands. Our portfolio of game franchises includes:

•	CSR Racing 2 – a visually stunning, fast-paced racing game allowing players to customize their collection of supercars and race against their friends.
•	Empires & Puzzles – a blend of approachable match-3 battles and deeper gameplay elements including hero collection, base building and social alliances.
•	FarmVille – a franchise of games that deliver players an experience where they can invest in a world all their own and express themselves by building, expanding and nurturing their own virtual farm.
•	Golf Rival – a real-time player-versus-player golfing game, with multiplayer tournaments on spectacular courses with customizable equipment.
•	Harry Potter™: Puzzles & Spells – a magical match-3 adventure brimming with the spells, humor, color and characters of the Harry Potter™ series.
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
•

Hyper-casual – a portfolio of highly accessible games that offer instant gameplay and appeal to broad audiences globally. These games include breakout hits such as Hair Challenge, High Heels and Tangle Master.

Our Network

At the core of Zynga’s live services platform is our first-party data network, which captures key insights about how our players are interacting with our games. We use this data to deliver highly engaging interactive experiences for our players, optimize our user acquisition, monetize our games, and provide advertising services. In 2021, we acquired Chartboost, Inc. (“Chartboost”), a leading mobile programmatic advertising and monetization platform. By leveraging the global scale of our premium audience base, and the data generated from in-game actions, combined with Chartboost’s demand side platform (DSP), supply side platform (SSP) and mediation capabilities, we have the ability to further optimize advertising yields and user acquisition.

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

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in 2021, our average Mobile MUPs represented approximately 3.8% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.” Because the opportunity for social interactions increases as the number of players increase, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 47%, 49% and 48% of our online game revenue in 2021, 2020 and 2019, respectively. In 2021, our top three online game revenue-generating games were Empires & Puzzles, Toon Blast and Merge Dragons!.

Advertising.  Our advertising services offer creative ways for marketers and advertisers to reach and engage with our players while allowing continued operation of a free-to-play business model. Our advertising offerings include:

•	Mobile Advertisements in our mobile games that include banner and interstitial advertisements;
•	Engagement Advertisements and Offers in which players can participate in watch-to-earn engagements or other offer engagements;
•	Branded Virtual Items and Sponsorships that integrate relevant advertising and messaging within game play; and
•

Advertising Network through which we offer a unified advertising platform that includes a demand side platform and supply side platform, as well as mediation capabilities delivered through an SDK solution.

Our hyper-casual games and Words With Friends games accounted for 79% and 69% of our collective advertising and other revenue in 2021 and 2020, respectively, while our Words With Friends games generated a substantial portion of our advertising and other revenue in 2019.

Marketing and Distribution

Agreements with Marketing Partners

We have been able to build a large community of players through the discovery of our apps in mobile platform app stores, the viral and social features built into the network effects of our games, as well as the cross-promotion of our games to our existing audience. However, we also acquire our players through paid advertising channels. We advertise our games primarily within other mobile applications and on social networks, often through in-app and other advertising partners such as Facebook and Google. In 2021, 2020 and 2019 we incurred $831.7 million, $583.1 million and $377.2 million, respectively, of these player acquisition costs.

Agreements with Apple and Google

Our revenue depends on our continued ability to publish our games on mobile platforms, primarily Apple’s iOS and Google’s Android. In 2021, we derived 50% of our revenue and bookings through Apple and 46% of our revenue and 45% of our bookings through Google. Our use of mobile platforms and data derived from mobile platforms is governed by the standard terms of service of the mobile platforms. Any of these operators could unilaterally alter their terms of service in a manner that could harm our business.

Research and Development

We believe continued investment in enhancing existing games and developing new games, including investment in software development tools and code modification, is important to attaining our strategic objectives. Our research and development expenses were $545.9 million, $713.7 million and $505.9 million in 2021, 2020 and 2019, respectively. Our total research and development expenses included stock-based compensation expense of $110.7 million, $73.4 million and $47.0 million in 2021, 2020 and 2019, respectively, and contingent consideration expense associated with our various acquisitions of $80.0 million, $359.3 million and $201.6 million in 2021, 2020 and 2019, respectively.

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

Our primary competitors include:

•

Developers for Mobile Games: We face competition from a number of competitors who develop mobile games. These competitors, some of which have significant financial, technical and other resources, greater brand recognition and longer operating histories, may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of these competitors include Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, ironSource, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. Because our games are free to play, we compete primarily on the basis of player experience rather than price. We also expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

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

Seasonality

Approximately 20% of our revenue was derived from the “advertising and other” category in 2021. Advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which affects the revenue we derive from advertisements in our games. Additionally, we generally experience increases in game downloads and online game revenue in the fourth quarter and first quarter corresponding to increases in smartphone and tablet purchases during the holiday shopping season. However, these factors may be offset by the dynamic nature of our hyper-casual audience and related advertising revenue, which may be subject to variability depending on our game launch cadence.

Employees & Talent Retention

As a global developer and publisher of interactive entertainment, we have office locations in the United States of America, Canada, the United Kingdom, Ireland, India, Turkey and Finland. Our future success depends upon the continued service of our key employee talent across all functions and upon our ability to continue to attract and retain qualified employees, particularly senior leadership, game designers, product managers and engineers. We offer attractive compensation packages, including salaries, benefits and other incentives that are regularly reviewed against market practices to ensure our offerings are competitive in each of our office locations. While we believe Zynga is a destination for top talent in our industry, demand for talent is highly competitive, and the loss of key employees or the inability to hire such employees when needed could have a material adverse impact on our business and financial condition. As of December 31, 2021, we had 2,952 full-time employees across our global locations, and approximately 34% of our employees had been with us for less than one year and approximately 51% for less than two years.

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

Throughout 2021, our board of directors and management teams have met frequently to ensure that we understand the experiences of our employees during the ongoing COVID-19 pandemic, how they are managing working remotely and how we can best support our teams. To help our employees and their families adapt to the changes brought upon our society, we have offered services including counseling and employee assistance programs, updated leave of absence policies, and other measures to help address additional costs and burdens borne by our employees while working remotely.

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

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to our Proposed Merger with Take-Two

•

The consummation of the Combination is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Take-Two’s control and that we and Take-Two may be unable to satisfy or obtain or which may delay the consummation of the Combination or result in the imposition of conditions that could reduce the anticipated benefits from the Combination or cause the parties to abandon the Combination;

•	Failure to realize all of the anticipated benefits of the Combination, delay in realizing those benefits, or significant challenges in integrating with Take-Two;
•	Uncertainty about the Combination may adversely affect relationships with our players, advertising partners, business partners and employees, whether or not the Combination is completed;
•

As a result of the Combination, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Take-Two following the completion of the Combination;

•	Restrictions under the Merger Agreement may adversely affect our business and operations;
•

If the Combination is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Take-Two’s common stock that our current stockholders will own following the completion of the Combination;

•

The number of shares of Take-Two Common Stock issuable in the Combination in respect of one share of our Class A common stock is based on an exchange ratio corresponding to certain stock price thresholds of Take-Two Common Stock. Because the market price of the Take-Two Common Stock may fluctuate, including within the applicable price thresholds, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Combination;

•

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Take-Two;

•	Litigation may arise in connection with the Combination, which could be costly, prevent consummation of the Combination, divert management’s attention and otherwise materially harm our business; and
•

The ability to complete the Combination is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Combination.

Risks Related to our Business and Industry

•	managing the risks related to the continuously evolving COVID-19 pandemic;
•	our ability to entertain our players, develop new games, improve the experience of our existing games and successfully monetize our games;
•	an industry that is intensely competitive and subject to rapid changes;
•	our operating results, which are volatile and difficult to predict;
•	our ability to successfully acquire or integrate acquired companies into our business or manage the growth associated with multiple acquisitions;

•	our ability to continue to launch, innovate and enhance games that players like and attract and retain a significant number of players;
•	our ability to grow our player base, or if player engagement declines, revenue, bookings and operating results will be harmed;
•	our ability to manage our game economies properly;
•	the proliferation of “cheating” programs and scam offers that seek to exploit our games and players;
•	fraudulent or unauthorized sales or purchases of virtual items used in our games through third-party websites;
•	maintaining awareness of our brand and games;
•	our ability to develop new games and features that achieve success;
•	our history of net losses and the possibility that our revenue, bookings and operating margins may decline;
•	our reliance on assumptions and estimates to calculate certain of our key metrics;
•	our core values of focusing on our players and acting for the long-term may conflict with the short-term expectations of analysts;
•	our ability to attract, retain and motivate key personnel;
•	the decline or stagnation of mobile devices as game platforms or mobile devices generally; and
•	our international operations, which are subject to increased challenges and risks.

Risks Related to Our Dependence on Third Parties

•	maintaining a good relationship with our third-party platform providers, such as the Apple App Store and the Google Play Store;
•	our reliance on third-party hosting and cloud computing providers, such as Amazon Web Services;
•	competing for advertisements and offers that are incorporated into our free-to-play games and maintaining and improving our relationships with advertisers;
•	managing companies and governmental agencies that may restrict access to platforms, our website, mobile applications or the Internet generally; and
•	our ability to acquire and maintain licenses to intellectual property.

Risks Related to Legal and Regulatory Compliance

•	cybersecurity attacks, including breaches, computer viruses and computer hacking attacks;
•	compliance with evolving laws and regulations, including those related to privacy, information security, data protection, tax, consumer protection and protection of minors;
•	legal proceedings that may result in adverse outcomes; and
•	compliance with a variety of U.S. and foreign laws, many of which are unsettled and still developing.

Risks Related to Our Intellectual Property

•	failure to efficiently protect or enforce our intellectual property rights or manage intellectual property disputes; and
•	current and future intellectual property disputes.

Risks Related to Our Indebtedness

•	limitations imposed by and risks related to the Indenture for Notes (as defined below) and the capped call transactions.

Risks Related to Our Class A Common Stock

•	the price of our common stock, which may be volatile and could fluctuate substantially;

•	provisions in our charter documents and under Delaware law that could limit certain stockholder actions;
•	our ability to implement and maintain effective internal control over financial reporting; and
•	our intention to not pay dividends for the foreseeable future.

Risks Related to Our Proposed Merger with Take-Two

The consummation of the Combination is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Take-Two’s control and that we and Take-Two may be unable to satisfy or obtain or which may delay the consummation of the Combination or result in the imposition of conditions that could reduce the anticipated benefits from the Combination or cause the parties to abandon the Combination.

Consummation of the Combination is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Take-Two’s control, including, among others:

•	the adoption of the Merger Agreement by Zynga’s stockholders;
•

the approval of the issuance of shares of Take-Two common stock in the Combination and the adoption of an amendment to Take-Two’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Take-Two Common Stock (the “Take-Two Charter Amendment”) by Take-Two’s stockholders;

•	the approval for listing on the Nasdaq Global Select Market of shares of Take-Two common stock to be issued in the Combination;
•	the effectiveness of a registration statement on Form S-4 filed with the SEC by Take-Two in connection with the issuance of shares of Take-Two common stock in the Combination;
•	the expiration or termination of the waiting period applicable to the consummation of the Combination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and
•	the clearance under the antitrust laws of certain non-United States jurisdictions.

Each party's obligation to complete the Combination is also subject to certain additional customary conditions, including:

•	subject to certain exceptions, the accuracy of the representations and warranties of the other party; and
•	performance in all material respects by the other party of its obligations under the Merger Agreement.

These conditions to the closing of the Combination may not be fulfilled in a timely manner or at all, and, accordingly, the Combination may not be completed. In addition, each of Take-Two and Zynga may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Combination is not consummated by January 9, 2023 (the “End Date”), or (ii) if the required approval of Take-Two’s or our stockholders is not obtained. In addition, Take-Two may terminate the Merger Agreement if our board of directors changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement, and we may terminate the Merger Agreement if Take-Two’s board of directors changes its recommendation to Take-Two stockholders to vote to approve the Take-Two Share Issuance or the Take-Two Charter Amendment. If the Merger Agreement is terminated, either party may be required to pay the other party a termination fee of up to $550.0 million under certain circumstances.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Combination. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Combination or of imposing additional costs or limitations on the combined company following the Combination, any of which may have an adverse effect on the combined company following the Combination.

We and Take-Two may also be subject to lawsuits challenging the Combination, and adverse rulings in these lawsuits may delay or prevent the Combination from being completed or require us or Take-Two to incur significant costs to defend or settle these lawsuits. Any delay in completing the Combination could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Combination is successfully completed within its expected time frame.

Failure to realize all of the anticipated benefits of the Combination, delay in realizing those benefits, or significant challenges in integrating with Take-Two.

We and Take-Two have operated and, until the completion of the Combination, will continue to operate, independently. The success of the Combination, including anticipated benefits and cost savings, will depend, in part, on our and Take-Two’s ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in decreased revenues due to loss of players or key business partners. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the Combination and the integration of our and Take-Two’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.

If we experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Combination in a timely manner or at all.

Uncertainty about the Combination may adversely affect relationships with our players, advertising partners, business partners and employees, whether or not the Combination is completed.

In response to the announcement of the Combination, our existing or prospective advertising partners and business partners may:

•	delay, defer, or cease entering into a business relationship with us or the combined company;
•	terminate their relationships with us or the combined company;
•	delay or defer other decisions concerning us or the combined company; or
•	seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or, if the Combination is completed, the business of the combined company.

Losses of players, advertising partners, business partners, employees or other important strategic relationships could have a material adverse effect on our business, financial condition and results of operations. Such adverse effects could also be exacerbated by a delay in the completion of the Combination for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or Take-Two’s stockholders.

As a result of the Combination, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Take-Two following the completion of the Combination.

As a result of the Combination, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Take-Two following the completion of the Combination. Losses of officers, key employees or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Combination for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Combination, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Combination is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.

Restrictions under the Merger Agreement may adversely affect our business and operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Combination which may adversely affect our ability to execute certain of our business strategies, including, but not limited to, entering into material transactions other than in the ordinary course of business, disposing of material assets, making capital expenditures in excess of the amounts specified in the Merger Agreement, issuing additional capital stock or other equity securities convertible, or incurring additional indebtedness. These limitations may have adverse effects on our existing or planned relationships with our existing or prospective advertising partners, business partners and employees, which could adversely affect our business and operations prior to the completion of the Combination.

If the Combination is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Take-Two’s common stock that our current stockholders will own following the completion of the Combination.

Even if the Combination is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Combination include:

•

integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of our company and Take-Two would adversely affect Take-Two’s future results following completion of the Combination;

•

it is possible that key employees might decide not to remain with the combined company after the Combination is completed, and the loss of key personnel could materially harm the combined company’s results of operation, financial condition, and growth prospects;

•

the success of the combined company will also depend upon relationships with third parties and pre-existing advertising and business partners of our company and Take-Two, which relationships may be affected by the preferences of these third parties or public attitudes about the Combination and the combined company. Any adverse changes in these relationships could adversely affect the combined company's business, financial condition and results of operations;

•	the stock price of Take-Two’s common stock (“Take-Two Common Stock”) after the Combination may be affected by factors different from those currently affecting our common stock; and
•

if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Combination, the combined company’s ability to realize the anticipated benefits of the Combination may be impaired.

If any of these events were to occur, the value of the Take-Two Common Stock received by our stockholders in the Combination could decline.

The number of shares of Take-Two Common Stock issuable in the Combination in respect of one share of our Class A common stock is based on an exchange ratio corresponding to certain stock price thresholds of Take-Two Common Stock. Because the market price of the Take-Two Common Stock may fluctuate, including within the applicable price thresholds, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares of our common stock in connection with the Combination.

In connection with the Combination, our stockholders will receive a number of shares of Take-Two Common Stock for each of their shares of our Class A common stock based on an Exchange Ratio (as defined below). The “Exchange Ratio” will be the following: (i) if the Take-Two Common Stock Price (as defined below) is an amount greater than $181.88, then the Exchange Ratio is 0.0350; (ii) if the Take-Two Common Stock Price is an amount greater than or equal to $156.50 but less than or equal to $181.88, then the Exchange Ratio is an amount equal to the quotient (rounded to five decimal places) obtained by dividing (a) $6.36 by (b) the Take-Two Common Stock Price; and (iii) if the Take-Two Common Stock Price is less than $156.50, then the Exchange Ratio is 0.0406. “Take-Two Common Stock Price” will be the volume-weighted average sales price per share of Take-Two Common Stock on the Nasdaq Global Select Market for the consecutive period beginning at 9:30 a.m. New York time on the twenty-third trading day immediately preceding the closing date of the Combination and concluding at 4:00 p.m. New York time on the third trading day immediately preceding such closing date. Accordingly, the actual number of shares and the value of Take-Two Common Stock received by our stockholders will depend on the Take-Two Common Stock Price, and the value of the shares of Take-Two-Common Stock received for each such share of our Class A common stock may be greater than, less than or equal to $6.36. Further, a decline in the price of the Take-Two Common Stock may adversely impact our stock price prior to the closing of the Combination.

It is impossible to accurately predict the market price of Take-Two Common Stock at the completion of the Combination or during the period over which the Take-Two Common Stock Price is calculated and, therefore, impossible to accurately predict the number or value of the shares of the Take-Two Common Stock our stockholders will receive in the Combination, or the value of value of the shares of Take-Two-Common Stock received. A decline in the market price of the Take-Two Common Stock could result, either before or after the consummation of the Combination, from a variety of factors, some of which are beyond Take-Two’s control, including, among other things, the anticipated or actual: (i) financial performance of us or Take-Two, (ii) conditions in our or Take-Two’s industry and markets, (iii) perceptions of the prospects of us, Take-Two or the combined company, (iv) failure by Take-Two to achieve the expected benefits of the acquisition of our company as rapidly or to the extent anticipated, (v) failure of our business to perform as anticipated, (vi) failure of the combined company’s financial results to meet the expectations of Take-Two, financial analysts or investors, (vii) failure of the integration of our business to be successful, or to take longer or be more disruptive than anticipated, and (viii) numerous other factors affecting Take-Two, the combined company and its businesses that are unrelated to our company. Many of these factors are beyond our control.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Take-Two.

Under the Merger Agreement, commencing at 12:01 a.m. (New York time) on February 25, 2022 we are subject to “no-shop” restrictions and are not permitted to, subject to certain exceptions set forth in the Merger Agreement, (i) solicit or knowingly encourage inquiries or proposals relating to alternative acquisition transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information to third parties in connection with, alternative acquisition proposals. In addition, we have agreed that, subject to certain exceptions, our board of directors will not withdraw its recommendations to our stockholders in favor of the approval and adoption of Merger Agreement. Unless the Merger Agreement is terminated in accordance with its terms, we are required to hold a meeting of our stockholders to vote on the adoption of the Merger Agreement. In addition, if we terminate the Merger Agreement, we may be required to pay a termination fee. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Take-Two for our outstanding Class A common stock from considering or proposing such an acquisition of our company.

Litigation may arise in connection with the Combination, which could be costly, prevent consummation of the Combination, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Combination, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Combination may materially adversely affect our business, results of operations, prospects, and financial condition. If the Combination is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Combination. Any litigation related to the Combination may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our players, advertising partners and other business partners, or otherwise materially harm our operations and financial performance.

The ability to complete the Combination is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Combination.

Completion of the Combination is conditioned upon, among other things, the expiration or termination of the required waiting period applicable to the Combination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all other required pre-closing approvals, consents or clearances under antitrust laws of certain specified jurisdictions. The relevant regulatory agencies may condition their approval of the Combination on Take-Two’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of the combined company’s business following the Combination. If we and Take-Two agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Combination may be impaired. We cannot provide any assurance that we or Take-Two will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on the combined company following the Combination. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Combination.

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

As a result of the COVID-19 pandemic, we have temporarily closed Zynga offices around the world (including our corporate headquarters in San Francisco, California) and implemented travel restrictions. Towards the end of the first quarter of 2020, we implemented a remote working program across our global studios and supporting locations, and we engaged with significant vendors (such as Amazon), platform providers (such as Apple and Google), advertising partners (such as Facebook and Google) and other business partners to understand their operating conditions and continue to evaluate our business continuity plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic, including any potential future waves of the COVID-19 pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers. During the COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including dealing with the prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare, and caring for themselves, family members or other dependents who are or may become ill. If we seek to access the capital markets or increase our borrowing, there can be no assurance that financing and credit may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The effects of the COVID-19 pandemic on society and player behavior are highly uncertain. For example, primarily during the second quarter of 2020, we saw increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. Since then, audience levels have started to return to levels more consistent with prior periods, while player engagement and monetization remain strong. These changes in player activity may not be indicative of our financial and operating results in future periods. Furthermore, there is no assurance that player behavior will not further decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. In 2021, we saw the return of shelter-in-place and curfew mandates in certain geographies and other efforts to combat the ongoing pandemic, and there is no certainty how these developments may affect our operations and player behavior.

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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, ironSource, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Facebook, may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. Furthermore, with our acquisition of Chartboost, our competitors also include mobile monetization and advertising platforms.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) after having purchased its casual card game division in the fourth quarter of 2017, in October 2020 we acquired Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), in August 2021 we acquired Chartboost, Inc. and in October 2021 we acquired the game studio Beijing StarLark Technology Co., Ltd. (“StarLark”) along with the Golf Rival franchise. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

Compared to all players who play our games in any period, only a small portion are paying players. In 2021, we had approximately 1.3 million average Mobile MUPs (excluding players of our mobile messenger games (prior to the third quarter of 2021), our hyper-casual games which includes the games acquired from Rollic, Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant, Peak and StarLark), who represented approximately 3.8% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of December 31, 2021, we had an accumulated deficit of $2.4 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees while working remotely presents our teams with new challenges. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2021, approximately 34% of our employees had been with us for less than one year and approximately 51% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted, and will continue to devote, increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees. As we evaluate options for the post-pandemic re-opening of our offices, we face uncertainty as to what our future workplace will look like and our ability to hire, motivate and retain our employees, as we strive to balance the health and safety of our employees with our employees’ preferences for collaboration and flexible work arrangements, while also maintaining efficient work streams, employee morale, and company culture.

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

We derive a significant portion of our bookings from distribution of our games on the Apple App Store and the Google Play Store, and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. In 2021, we derived 50% of our revenue and bookings on Apple platforms and 46% of our revenue and 45% of our bookings on Google platforms. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at Apple, Google and other platform providers to understand their operations and have evaluated our business disruption plans. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

We are subject to the standard policies and terms of service of third-party platforms, which govern the promotion, distribution, content and operation generally of games on the platform.  Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, limit the use of personal information for advertising purposes, or restrict how players can share information with their friends on the platform or across platforms. For example, in December 2017, Apple revised its App Store Guidelines to require the disclosure of the odds of receiving certain types of virtual items from “loot boxes” (or similar mechanisms that offer a paid license to randomized virtual items) before customers purchase a license for the virtual items, and in May 2019 Google revised its Play Store policies to require similar disclosures. As another example, in April 2021, Apple released iOS version 14.5 which requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition, and deliver targeted ads. Additionally, in February 2022, Google announced plans to make privacy-focused changes to its Android advertising identifiers after a two-year process, taking into account feedback from developers, regulators and other interested parties. We are continuing to evaluate how these rules or changes may affect our business, operations and financial results.

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

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. In June 2020, Apple announced further changes, requiring its users with iOS 14 (and presumably future iOS versions) to request a user’s permission to track them or to access their mobile device’s identifier for advertising. Those changes, known as Apple’s AppTracking Transparency framework, went into effect in late April 2021, with the release of iOS 14.5. If users do not elect participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns on behalf of our advertisers could suffer, which could cause our business, financial condition, or results of operations to suffer.

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

We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, deletion and protection of personal information and other player data on the Internet and mobile platforms, and with our acquisition of Chartboost, we are subject to additional laws and contractual obligations relating to its advertising operations. The scope of these laws are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.

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

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia, Brazil and other jurisdictions regarding whether certain game genres, such as social casino, or certain game mechanics, such as “loot boxes”, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. For example, in 2018 a court determined that a class-action plaintiff was able to state a claim that an online social casino game operated by Big Fish Games, Inc. violated a specific anti-gambling law in Washington State. Subsequent to this ruling, additional purported class-action suits were filed against other social casino gaming companies for alleged violations of Washington State’s gambling and consumer protection laws, and some of the defendant companies have entered into settlement agreements to settle their respective lawsuits. In February 2022, a putative class action complaint was filed against Zynga generally alleging similar violations of Washington State’s gambling and consumer protection laws. In late 2020 and throughout 2021, several class action suits have been filed in multiple states in the U.S. against platforms and publishers alleging online social casino games violate various anti-gambling laws, including a February 2021 federal class action suit filed against Zynga in California alleging that our social slots games violate certain state anti-gambling and consumer protection laws. In Australia, a member of federal parliament introduced a bill in June 2020 seeking to ban social casino games in the country because, in part, his belief that such games groom children and young adults for real-money gambling later in life. If new social casino regulations are imposed, or other regulations are interpreted to apply to our social casino games, certain, or all, of our casino-themed games may become subject to such rules and regulations and expose us to civil and criminal penalties if we do not comply. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, Belgium and the Netherlands have recommended enforcement actions against certain companies, the U.S. Federal Trade Commission (“FTC”) held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport in September 2020 launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior, several class action suits have been filed in Brazil and in Canada against various companies for offering loot boxes in their games or platforms based in part on claims connecting or equating loot boxes to gambling (with Zynga being one of numerous defendants in a Canadian class action suit), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In some of our games, such as CSR Racing 2, Empires & Puzzles, FarmVille 3, Golf Rival, Harry Potter: Puzzles & Spells, Merge Dragons!, Merge Magic! and Zynga Poker, certain mechanics may be deemed as “loot boxes”. New regulation by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games, impact player engagement and monetization or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 2021 fiscal year, the trading price of our Class A common stock ranged from a low of $5.57 per share to a high of $12.32 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

In addition, in April 2018, our Board of Directors authorized the 2018 Share Repurchase Program allowing us to repurchase up to an additional $200.0 million of our outstanding shares of Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, share price and other factors. The 2018 Share Repurchase Program, which will expire in April 2022, does not require us to repurchase any specific number of shares of our Class A common stock, and may be modified, suspended or terminated at any time without notice. The 2018 Share Repurchase Program will be funded from existing cash on hand or other sources of financing as we may determine to be appropriate. Share repurchases under these authorizations may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 plans or by any combination of such methods. Repurchases of our Class A common stock in the open market could result in increased volatility in our stock price. There is no guarantee that we will make any share repurchases under the 2018 Share Repurchase Program or otherwise in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 185,000 square feet in San Francisco where we currently operate our headquarters, which has been closed since March 2020 due to the COVID-19 pandemic (for more information on the impairment loss recognized in the third quarter of 2021 related to this office building, see Note 5 – “Property and Equipment, Net” and Note 6 – “Leases” in the notes to the consolidated financial statements included herein). Our headquarters accommodates our principal executive, development, engineering, marketing, business development, human resources, finance, legal, information technology and administrative activities.

We lease additional domestic office space in California, Illinois, New York, Oregon, and Texas. We lease offices for our foreign operations in Canada, China, Finland, India, Ireland, Netherlands, Spain, Turkey and the United Kingdom. These additional domestic and international facilities total approximately 388,000 square feet, excluding properties for which we cannot reliably estimate square footage. The excluded properties include shared corporate office spaces whereby rent is determined based on the number of individuals utilizing the space over a specified period of time.

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

Holders of Record

Many of our shares of Class A common stock are held by brokers and other institutions on behalf of our stockholders and accordingly, we are unable to estimate the total number of stockholders represented by these record holders. Excluding such brokers and institutions, as of December 31, 2021, there were approximately 597 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $6.40 per share as reported on the NASDAQ Global Select Market.

Dividend Policy

We have never declared or paid any cash dividend on our Class A common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During 2021, no share repurchases were made and as of December 31, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our Class A common stock, the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ Composite Index. The graph assumes that $100 was invested on December 31, 2016 in our Class A common stock, the S&P 500 Index and the NASDAQ Composite Index and tracks share price performance through the last trading day of each fiscal year-end through December 31, 2021. As we have not paid any dividends, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

ITEM 6. [Reserved]

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

2021 Highlights

•

Record Revenue and Bookings Performance. We delivered our best total revenue and bookings performance in Zynga history, with total revenue and bookings of $2.8 billion, up 42% and 24% year-over-year, respectively.

•

Record Mobile DAUs and Mobile MAUs. Our highest ever average Mobile DAUs and MAUs, with average Mobile DAUs of 39 million, up 41% year-over-year, and average Mobile MAUs of 184 million, up 107% year-over-year.

•	Game Launches. In April 2021, we launched Puzzle Combat and in November 2021, we launched FarmVille 3 worldwide on mobile platforms.
•

Acquisitions. On March 2, 2021, we acquired Echtra Games, adding a development team with extensive cross-platform play experience as well as proprietary cross-platform development tools and technologies. Later, on August 2, 2021, we acquired Chartboost, adding a unified advertising platform and mediation capabilities which provides Zynga all of the elements of a complete, next generation advertising platform. Finally, on October 5, 2021, we acquired the hit Golf Rival franchise, which included a talented development team and established Zynga’s developer presence in China.

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

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the year ended December 31, 2021 and for future periods. See further discussion below in “Results of Operations” and Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K of the possible impact of the COVID-19 pandemic on our business.

Overview

We are a global leader in interactive entertainment with approximately 184 million average Mobile MAUs during 2021. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (“PCs”), consoles (such as Nintendo Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”). We also operate a mobile programmatic advertising and monetization platform.

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, during 2021, our average Mobile MUPs represented approximately 3.8% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

Our top three online game revenue-generating games historically have contributed to a significant portion of our revenue, though the games that represent our top three online game revenue-generating games vary over time. Our top three online game revenue-generating games accounted for 47%, 49% and 48% of our online game revenue in 2021, 2020 and 2019, respectively. In 2021, our top three online game revenue-generating games were Empires & Puzzles, Toon Blast and Merge Dragons!. With respect to advertising and other revenue, our hyper-casual games and Words With Friends games accounted for 79% and 69% of our collective advertising and other revenue in 2021 and 2020, respectively, while our Words With Friends games generated a substantial portion of our advertising and other revenue in 2019.

Proposed Merger with Take-Two

On January 9, 2022, the Company entered into the Merger Agreement with Take-Two, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, Zynga would become a wholly-owned subsidiary of Take-Two. The closing of the Combination is subject to certain customary closing conditions, including the approval of both parties' stockholders and required regulatory approvals.

For more information, see Note 16 – “Subsequent Events” in the notes to the consolidated financial statements included herein.

Acquisition of StarLark and Lvy Technology Limited (“Lvy”)

On October 5, 2021 (the “StarLark Closing Date”), the Company acquired Lvy, StarLark, the Golf Rival mobile game franchise – in which players compete in real-time player-versus-player golf matches – and related other games and certain other specified assets and liabilities in a series of related closings, in exchange for consideration of $276.0 million in cash, $40.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the sellers and the issuance of 20,009,528 shares of Class A common stock of Zynga, valued at $145.7 million on the StarLark Closing Date.

On the StarLark Closing Date, the Company acquired Lvy and StarLark, with StarLark becoming a direct, wholly-owned subsidiary of Lvy and Lvy becoming a direct, wholly-owned subsidiary of Zynga.

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Our Performance” and “Critical Accounting Policies and Estimates—Revenue Recognition”, mobile online game revenue is recognized ratably over the estimated average playing period of payers while the associated platform fees and player acquisition costs are expensed as incurred. Accordingly, online game bookings from Golf Rival are initially deferred and recognized into revenue ratably over the estimated average playing period of payers – which contributed to our increase in deferred revenue during the fourth quarter of 2021.

Acquisition of Chartboost

On August 4, 2021, we acquired 100% of all issued and outstanding share capital of Chartboost, for total consideration of $234.6 million. The total purchase consideration included $204.9 million in cash, $25.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the former Chartboost securityholders and Zynga’s replacement of unvested Chartboost stock options allowing the holders to purchase up to 1,012,388 shares of Zynga’s Class A common stock, of which $2.2 million of the total acquisition date fair value was allocated to the purchase consideration. Additionally, the total purchase consideration includes $2.5 million of deferred cash consideration.

Chartboost is a mobile programmatic advertising and monetization platform, which includes a demand side platform, supply side platform and mediation capabilities. The Company expects the acquisition to meaningfully enhance its user acquisition and advertising capabilities.

Advertising Monetization and User Acquisition

In April 2021, Apple released a version update of iOS 14.5 that requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition and deliver targeted ads. While we believe that we have been able to observe certain trends, including a meaningful increase in the adoption of iOS 14.5 by users, we may not be able to determine the quantifiable impact specifically attributable to the Apple version update on our results of operations and financial performance for the year ended December 31, 2021 and for future periods.

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

In 2021, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In 2021, we estimate that 50% and 46% of our revenue and 50% and 45% of our bookings were generated on Apple and Google platforms, respectively, while in 2020, we estimate that 49% and 46% of our revenue and 50% and 46% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Financial Metrics

Revenue and Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized, plus or minus the change in deferred revenue during the period and other adjustments. We record the sale of virtual items (i.e. online game bookings) as deferred revenue and then recognize those bookings ratably over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then these advertising bookings are recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are generally the same. However, in the short term, there are various factors that may cause revenue to exceed or be less than bookings in any period.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Revenue to Bookings:
Revenue	$2,800.5	$1,974.8	$1,321.7
Change in deferred revenue	15.3	295.1	242.4
Other adjustments(1)	10.0	—	—
Bookings	$2,825.8	$2,269.9	$1,564.1

(1)

The other adjustments relate to certain cash receipts during the year ended December 31, 2021, with an equal obligation reflected in other non-current liabilities in our consolidated balance sheet as of December 31, 2021.

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$2,719.0	$1,899.1	$1,247.7
Change in mobile deferred revenue	16.3	296.4	245.7
Mobile bookings	$2,735.3	$2,195.5	$1,493.4

Limitations of Bookings

Key limitations of bookings are:

•

bookings do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average playing period of payers, the average life of branded virtual items, the term of the advertising arrangement or as virtual items are consumed, and also include other adjustments; and

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020
	(in millions, except Mobile ABPU)
Average Mobile DAUs(1)	37	36	39	27
Average Mobile MAUs(1)	184	134	184	89
Average Mobile MUUs(2)	35	39	35	41
Average Mobile MUPs(2)	1.3	1.5	1.3	1.4
Mobile ABPU	$0.204	$0.205	$0.194	$0.220

(1)

We do not have the third party network login data to link an individual who has played under multiple user accounts for our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic! and games acquired from Gram Games, Small Giant, Peak and StarLark and accordingly, actual average Mobile DAU and Mobile MAU may be lower than reported due to the potential duplication of these individuals.

(2)

Excluded from Mobile MUUs and Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic! and games acquired from Gram Games, Small Giant, Peak and StarLark. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

Average Mobile DAUs were relatively flat in the three months ended December 31, 2021 when compared to the same period of the prior year, while average Mobile MAUs increased, primarily driven by contributions from Rollic's hyper-casual portfolio.

Average Mobile MUUs decreased in the three months ended December 31, 2021 compared to the same period of the prior year, primarily driven by a decline in average Mobile MAUs from Harry Potter™: Puzzles & Spells, our Words With Friends games and our older mobile games. Average Mobile MUPs decreased in the three months ended December 31, 2021 when compared to the same period of the prior year, primarily due to a decline in payers in Zynga Poker and Harry Potter™: Puzzles & Spells, while Mobile ABPU was relatively flat.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile online game payer bookings, average Mobile MUPs and average monthly unique mobile online game payer bookings per average Mobile MUP for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020
Average monthly unique mobile online game payer bookings (in millions)(1)	$68	$70	$71	$62
Average Mobile MUPs (in millions)(2)	1.3	1.5	1.3	1.4
Average monthly unique mobile online game payer bookings per average Mobile MUP(3)	$52	$46	$53	$45

(1)

Average monthly unique mobile online game payer bookings represent the monthly average amount of mobile online game bookings for the applicable quarter and year that we received through payment methods for which we can quantify the number of unique payers. Accordingly, mobile online game bookings from our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic! and our games acquired from Gram Games, Small Giant, Peak and StarLark are excluded.

(2)

Excluded from average Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant, Peak and StarLark. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

(3)	Average monthly unique mobile online game payer bookings per average Mobile MUP is calculated by dividing average monthly unique mobile online game payer bookings by average Mobile MUPs.

Average monthly unique mobile online game payer bookings decreased in the three months ended December 31, 2021 compared to the same period of the prior year, primarily from a decline from CSR Racing 2 and Harry Potter™: Puzzles & Spells, partially offset by contribution from FarmVille 3, which launched in November 2021. Average monthly unique mobile online game payer bookings per average Mobile MUP increased due to a larger decrease in average Mobile MUPs relative to the decrease in average monthly unique mobile online game payer bookings.

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

New market development. We are investing in new distribution channels, cross-platform play, advertising networks and international markets to expand our reach and grow our business. For example, we continue to expand our game publishing internationally, including the release of Harry Potter: Puzzles & Spells in Asia during 2020. Our ability to be successful will depend on our ability to develop a successful mobile network, obtain new players and retain existing players on new and existing social networks and attract advertisers.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Online game:
Mobile	$2,175.8	$1,596.6	$981.2	36%	63%
Other(1)	73.4	70.6	66.1	4%	7%
Online game total	$2,249.2	$1,667.2	$1,047.3	35%	59%
Advertising and other:
Mobile	543.1	302.5	266.5	80%	14%
Other(1)	8.2	5.1	7.9	61%	(35)%
Advertising and other total	$551.3	$307.6	$274.4	79%	12%
Total revenue	$2,800.5	$1,974.8	$1,321.7	42%	49%

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other.

2021 Compared to 2020. Total revenue increased $825.7 million in 2021 as compared to 2020 while bookings increased $555.9 million in 2021 as compared to 2020.

Mobile online game revenue and other online game revenue increased $579.2 million and $2.8 million, respectively, in 2021 compared to the prior year, resulting in a total online game revenue increase of $582.0 million.

The increase in mobile online game revenue was primarily attributable to increases in mobile revenue from Toon Blast and Toy Blast, in the amounts of $308.5 million and $163.3 million, respectively, due to higher amortization of prior period deferred revenue and overall increase in bookings, as the games were acquired in July 2020. The increase was also attributable Harry Potter™: Puzzles & Spells in the amount of $107.8 million due to higher amortization of prior period deferred revenue and overall increase in bookings, as the game launched in September 2020.

During 2021, we deferred $5.9 million of online game revenue due to changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated, which did not impact our reported earnings per share. During 2020, we recognized $2.0 million of online game revenue from games that have been discontinued as there is no further performance obligation and we recognized $1.6 million of online game revenue from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue. These changes had a cumulative $0.01 per share benefit to our reported loss per share in 2020.

In the year ended December 31, 2021, Empires & Puzzles and Toon Blast were our top online revenue-generating games and comprised 20% and 17%, respectively, of our online game revenue for the period. During 2020, Empires & Puzzles and Merge Dragons! were our top online revenue-generating games and comprised 24% and 17%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

The estimated weighted average playing period of payers was ten months during 2021 and 2020.

Mobile advertising revenue and other advertising and other revenue increased $240.6 million and $3.1 million, respectively, in 2021 as compared to the same period of the prior year, resulting in a total advertising and other revenue increase of $243.7 million.

The increase in mobile advertising revenue was primarily due to a $140.0 million increase in mobile in-game display advertising revenue and a $100.9 million increase in revenue from mobile in-game offers, engagement advertisements and other revenue, both of which were primarily driven by the Rollic acquisition in October 2020.

International revenue as a percentage of total revenue was 39% during 2021 and 2020.

Cost of revenue

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Cost of revenue	$1,014.9	$811.8	$524.1	25%	55%

2021 Compared to 2020. Cost of revenue increased $203.1 million in 2021 as compared to 2020. The increase was primarily attributable to increases of $95.2 million from the amortization of intangible assets – which was largely driven by our acquisitions of Peak, Rollic, Chartboost and StarLark, $92.4 million in payment processing fees from increased bookings generated from mobile payment processors – which was predominately driven by a full year of the games acquired from Peak and Harry Potter™: Puzzles & Spells, $9.3 million in hosting costs and $4.0 million in royalty expense.

Research and development

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Research and development	$545.9	$713.7	$505.9	(24)%	41%

2021 Compared to 2020. Research and development expenses decreased $167.8 million in 2021 as compared to 2020. The decrease was primarily attributable to a $279.3 million net decrease in collective expense related to contingent consideration fair value adjustments, primarily associated with our Small Giant and Gram Games obligations. The decrease was partially offset by increases of $52.5 million in headcount-related expenses and $37.3 million in stock-based compensation expense – both of which were primarily driven by our Peak, Rollic and Chartboost acquisitions, $11.5 million related to outside services and $5.5 million from employee bonus expense associated with our Chartboost acquisition.

Sales and marketing

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Sales and marketing	$955.1	$683.5	$464.1	40%	47%

2021 Compared to 2020. Sales and marketing expenses increased $271.6 million in 2021 as compared to 2020. The increase was primarily attributable to an increase of $248.6 million in player acquisition costs, primarily from our Peak and Rollic acquisitions, as well as the launch of Harry Potter™: Puzzles & Spells. The increase was further supplemented by increases of $9.4 million in other marketing costs, $8.0 million in headcount-related expenses, $3.1 million in stock-based compensation expense and $2.9 million from employee bonus expense associated with our Chartboost acquisition.

General and administrative

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
General and administrative	$162.0	$136.0	$99.8	19%	36%

2021 Compared to 2020. General and administrative expenses increased $26.0 million in 2021 as compared to 2020. The increase was primarily attributable to increases of $8.5 million in headcount-related expenses, $4.5 million in acquisition-related transaction costs, $3.5 million in stock-based compensation expense, $3.5 million in information technology-related expenses and $2.4 million in legal expenses. The increase was further supplemented by lower overhead allocations out of general and administrative expenses of $2.5 million, primarily driven by the planned exit of our San Francisco office space.

Impairment related to real estate assets

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Impairment related to real estate assets	$66.8	$—	$—	NM	N/A

2021 Compared to 2020. Impairment related to real estate assets increased $66.8 million in 2021 as compared to 2020. The increase was attributable to the impairment loss recognized associated with the Company’s right-of-use assets and property and equipment, net, recognized in connection with the planned exit of our San Francisco office space.

Interest income

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Interest income	$6.4	$11.6	$14.0	(45)%	(17)%

2021 Compared to 2020. Interest income decreased $5.2 million in 2021 as compared to 2020. The decrease was primarily attributable to a lower average investment yield on our short-term investments, partially offset by a higher average amount invested in cash equivalents when compared to the prior period.

Interest expense

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Interest expense	$59.2	$30.3	$17.0	95%	78%

2021 Compared to 2020. Interest expense increased $28.9 million in 2021 as compared to 2020. The increase was primarily attributable to an increase of $27.5 million in interest expense related to the 2026 Notes and 2024 Notes.

Other income (expense), net

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Other income (expense), net	$(11.2)	$(16.5)	$322.5	(32)%	(105)%

2021 Compared to 2020. Other income (expense), net decreased $5.3 million in 2021 as compared to 2020. The decrease was primarily attributable to a net increase of $17.0 million in net foreign exchange transaction gains, primarily associated with the remeasurement of certain intercompany loans with the Company’s foreign subsidiaries and other foreign currency fluctuations, partially offset by a current period net loss of $13.9 million associated with our non-designated hedging foreign currency forward contract derivatives.

Provision for (benefit from) income taxes

	Year Ended December 31,			2021 to 2020	2020 to 2019
	2021	2020	2019	% Change	% Change
	(in millions)
Provision for (benefit from) income taxes	$96.0	$24.0	$5.4	300%	NM

2021 Compared to 2020. The provision for income taxes increased $72.0 million in 2021 as compared to 2020. The increase was primarily driven by statutory income of our Peak subsidiary in the current period compared to a statutory loss in the prior period, higher statutory income of our Small Giant subsidiary and an increase in Base Erosion and Anti-Abuse Tax expense. The increase was partially offset by a partial valuation allowance release from acquired Chartboost deferred tax liabilities and the prior period income tax expense of $9.4 million that did not repeat in 2021 related to Zynga’s revision of its prior tax position as a result of the Altera Corp v. Commissioner court ruling.

Deferred Tax Asset Valuation Allowance. As of December 31, 2021, the measurement of our deferred tax assets was reduced by a $235.8 million valuation allowance. In evaluating the measurement of our deferred tax assets, we consider, amongst other factors, our ability to generate future taxable income. Our recent trend in improved operating results provides additional evidence in evaluating the continued need for, and amount of, a valuation allowance and could result in the reversal of a significant amount of the valuation allowance in future periods. Specifically, if we conclude in future periods that there is sufficient positive evidence to release the valuation allowance, we could recognize a significant income tax benefit in the period such conclusion is made.

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(12.5)	$(18.8)	$(23.6)
Depreciation and amortization	238.9	142.1	79.4
Cash flows provided by (used in) operating activities	253.8	429.2	262.8
Cash flows provided by (used in) investing activities	(500.9)	(87.7)	(851.9)
Cash flows provided by (used in) financing activities	(41.4)	689.8	451.6

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

As of December 31, 2021 and December 31, 2020, we had cash, cash equivalents and short and long-term investments of $1.2 billion and $1.6 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, mutual funds and foreign certificates of deposit and time deposits. Our capital expenditures are generally for leasehold improvements for our various office locations and hardware and software to support business operations. We expect capital expenditures of approximately $30.0 million to $35.0 million in 2022, gross of any expected tenant improvement reimbursements.

Under the terms of the Merger Agreement with Take-Two, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Combination. Outside of certain limited exceptions, we may not take, commit or agree to do certain actions without Take-Two’s consent, including, but not limited to, entering into material transactions other than in the ordinary course of business, disposing of material assets, making capital expenditures in excess of the amounts specified in the Merger Agreement, issuing additional capital stock or other equity securities, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs or capital expenditure requirements.

Hedging Instruments

In July 2021, we started executing monthly forward contract derivatives designed to mitigate foreign currency exposures associated with two intercompany loans. We expect the derivatives to offset future foreign exchange transaction gains (losses) related to these intercompany loans.

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

As of December 31, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

Credit Facility and Covenants

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

As of December 31, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

The 2020 Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of December 31, 2021. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the 2020 Credit Agreement):

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

•

Consolidated Leverage Ratio: The Company is obligated to maintain a consolidated leverage ratio of up to an amount ranging from 4.00 to 1.00 to 3.50 to 1.00 as of the end of each fiscal quarter, in amounts decreasing through the term of the 2020 Credit Agreement. The consolidated leverage ratio is measured by dividing (a) our consolidated funded indebtedness as of the end of the applicable measurement period by (b) our consolidated EBITDA for the applicable measurement period.

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. During 2021, no share repurchases were made and as of December 31, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

Operating Activities

After our net loss of $104.2 million is adjusted to exclude certain non-cash items, operating activities provided $253.8 million of cash, cash equivalents and restricted cash during 2021. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $238.9 million and stock-based compensation expense of $167.2 million. Further, the non-cash expense associated with our contingent consideration obligations drove an $80.0 million increase in our operating liabilities during 2021.

The change in our operating assets and liabilities during 2021 – excluding the impact from the aforementioned increase in our contingent consideration obligations – resulted in a $229.9 million outflow of cash, cash equivalents and restricted cash, primarily due to the portion of the total acquisition-related contingent consideration payments to the former owners of Small Giant, Gram Games and Rollic included in operating activities in the amounts of $214.5 million, $59.9 million and $4.1 million, respectively, partially offset by an increase in accounts payable of $37.6 million from the timing of payments.

Investing Activities

Investing activities used $500.9 million of cash, cash equivalents and restricted cash during 2021. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $508.3 million associated with our various 2021 acquisitions.

Financing Activities

Financing activities used $41.4 million of cash, cash equivalents and restricted cash during 2021. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payments to the former owners of Small Giant, Rollic and Gram Games included in financing activities in the amount of $25.1 million, $15.9 million and $15.1 million, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during 2021, 2020 or 2019.

Contractual Obligations(1)

	Operating Leases	Licensor	Other	Total
Year ending December 31:	(in millions)
2022	$14.4	$12.7	$74.5	$101.6
2023	23.3	10.4	56.6	90.3
2024	21.3	10.0	36.9	68.2
2025	17.4	10.0	—	27.4
2026	17.6	—	—	17.6
Thereafter	89.7	—	—	89.7
Total	$183.7	$43.1	$168.0	$394.8
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

In August 2021, in consideration of the changing nature of the Company’s need for office space for its workforce, the Company’s Board of Directors approved a plan to sublease the Company’s current 185,000 square foot San Francisco, California office space (the “San Francisco Office Building”), as the Company transitions to a hybrid in-office and remote employee work model. As a result of the Board of Director’s decision and the accumulation of other factors, the Company recognized a $66.8 million impairment loss during the third quarter of 2021. The impairment loss recorded during the third quarter of 2021 included $57.9 million related to the San Francisco Office Building right-of-use lease asset and $8.9 million related to property and equipment, net associated with the San Francisco Office Building.

In the second quarter of 2021, the Company executed a lease for office space of approximately 62,000 square feet in San Mateo, California (the “San Mateo Office Building”) over an approximate 11-year lease term (the “Office Lease Agreement”), with annual lease expense of approximately $3.0 million beginning in June 2021. The Office Lease Agreement provides the Company two separate options to extend the lease for five years each (for a total of an additional 10 years). At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. The Company anticipates being able to occupy the San Mateo Office Building beginning in the summer of 2022, following the completion of its planned tenant improvements. Based on information and estimates as of the date of this filing, the Company anticipates total capital expenditures of approximately $25.0 million for its tenant improvements related to the San Mateo Office Building, of which $7.8 million will be reimbursable by the landlord. The landlord’s tenant improvement allowance is considered a lease incentive, and will be recognized as a reduction of lease expense ratably over the term of the lease.

Licensor and Marketing Commitments

Licensor commitments include minimum guarantee royalty payments due to licensors for use of their brands, properties and other licensed content in our games, as well as marketing commitments for specified spend related to our marketing products.

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $22.0 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the original terms of the Small Giant, Gram Games and Rollic acquisitions, contingent consideration may be payable based on the achievement of certain future performance targets – and in the case of Rollic, bookings targets as well – during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. Under the terms of the Creasaur, Forgerhero and Zero Sum acquisitions by Rollic, contingent consideration may be payable based on the achievement of future bookings targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable (for more information on these acquisitions, see Note 7 – “Acquisitions” in the notes to the consolidated financial statements included herein).

With respect to the Creasaur, Forgerhero and Zero Sum contingent consideration obligations, the estimated fair value of the collective contingent consideration obligations was $15.3 million as of December 31, 2021, of which $4.5 million was a current liability collectively across all three obligations.

With respect to the Rollic contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Rollic in the second quarter of 2021 to accelerate the Company’s acquisition of the remaining 20% ownership in Rollic and to set the total contingent consideration payment at $60.0 million (the “Rollic Amendment”). In the third quarter of 2021, the Company acquired the remaining 20% ownership and paid $20.0 million, with the remaining $40.0 million to be paid in the first quarter of 2022. At the date of the Rollic Amendment, the Company measured the remaining final obligation by calculating the present value of the final payments using a discount rate of 1.3%, commensurate with the remaining term. As of December 31, 2021, the estimated current liability was $39.9 million.

With respect to the Small Giant contingent consideration obligation, during the first quarter of 2021, the Company paid $239.6 million to the former owners of Small Giant for its performance during the second annual contingent consideration period. As of December 31, 2021, the estimated fair value of the remaining contingent consideration obligation was a $242.3 million and recorded as a current liability. The Company expects to make the final contingent consideration payment in the first quarter 2022.

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

•

Durable: Durable virtual items represent items that are accessible to the player over an extended period of time (e.g. animals in FarmVille franchise). We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

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

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers to display advertisements in our games. For all of our in-game advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.

The pricing and terms for all our in-game advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions not placed directly with the advertiser, the contractually agreed upon price per advertising unit is generally based on our fixed revenue rate stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.  For a limited number of advertising network arrangements, the transaction price is determined based on a volume-tiered pricing structure, whereby the price per advertising unit in a given month is determined by the number of impressions delivered in that month. However, the uncertainty concerning the number of impressions delivered is resolved at the end of each month, therefore, eliminating any uncertainty with respect to the price per advertising unit for each reporting period.

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

We also operate a software platform that facilitates transactions between advertisers and owners of digital advertising inventory (“publishers”) via programmatic auctions. The Company has contracts with both advertisers (“demand side”) and publishers (“supply side”), with the advertiser representing the Company’s customer in demand side transactions and the publisher representing the Company’s customer in a supply side transactions. The pricing and terms for all demand side and supply side arrangements are contractually governed and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days.

For both demand side and supply side revenue arrangements, the Company’s performance obligation is to provide the advertiser or publisher with access to the Company’s software platform, which facilitates the placement of the advertising inventory. The Company does not control the advertising inventory, because the Company does not have the substantive ability to direct the use of, nor obtain substantially all of the remaining benefits from the advertising inventory. Further, the Company is not primarily responsible for fulfillment and does not have any inventory risk.

The Company is an agent in both demand side and supply side transactions and presents revenue on a net basis. The transaction price is the product of the number of advertising units delivered to the end user and the contractually agreed upon price per advertising unit, less the consideration paid or payable to publishers. The number of advertising units delivered to the end user is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. Our performance obligation is satisfied over the life of contract (i.e., over time), with revenue being recognized as advertising units are delivered to the end user.

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

For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable) and deferred purchase consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. If actual results are lower than initial estimates, we could be required to record impairment losses in the future. Acquired intangible assets with definite lives are amortized over their estimated useful lives generally on a straight-line basis, unless evidence indicates a more appropriate method. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances indicate an impairment may exist.

During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, is recorded within operating expenses in our consolidated statement of operations each reporting period. Acquisition-related expenses are expensed as incurred.

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

Each quarter, we evaluate the recoverability of our prepaid royalties as well as any contractual commitments not yet paid to determine amounts that we deem unlikely to be recovered through product sales. To evaluate the future recoverability of prepaid royalties and guarantees, we consider the terms of the agreement, game development plans, forecasted and actual financial performance of the game as well as other qualitative factors, such as the success of similar games and similar genres published by the Company. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment loss in the period that impairment is indicated. Any impairment losses determined before the launch of a product are recorded as research and development, while any impairment losses determined post-launch are recorded as cost of revenue in our consolidated statement of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk

At December 31, 2021, our marketable debt securities consist of money market funds, corporate debt securities and foreign certificates of deposit and time deposits. The primary objective of our investment activities is to preserve principal, ensure liquidity and maximize income without significantly increasing risk.

Our marketable debt securities represent $457.4 million of our total investments as of December 31, 2021 and are subject to market risk due to changes in prevailing interest rates that may cause their fair values to fluctuate in the future. Based on a sensitivity analysis, we have determined that a hypothetical 100 basis points increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $0.1 million as of December 31, 2021. Such losses would only be realized if we sold the investments prior to maturity.

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

As there are no borrowings outstanding under the 2020 Credit Agreement, there is no interest rate fluctuation risk as of December 31, 2021. However, for any potential future borrowings under the 2020 Credit Agreement, changes in interest rates will impact interest expense on any such borrowings.

Equity Investment Risk

We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values, which are subject to market price volatility, and represent $45.7 million of our investments as of December 31, 2021. A hypothetical adverse price change of 10%, which could be experienced in the near term, would decrease the fair value of our marketable equity securities by $4.6 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses incurred outside the U.S., and intercompany loans and other monetary assets and liabilities which are denominated in currencies other than the functional currency of the Company and its subsidiaries in which these transactions are recorded. Accordingly, we are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Japanese Yen, Korean Won, Russian Ruble, and Turkish Lira. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), including remeasurement of certain cash balances, trade accounts receivable, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the functional currency of the Company and its subsidiaries in which they are recorded, and we believe such a change could have a material impact on our results of operations.

The Company uses derivatives to partially offset exposure to foreign currency risk on certain intercompany loans and net investments in foreign subsidiaries. As it relates to our intercompany loans, our foreign exchange forward contracts significantly minimize, but do not entirely eliminate, the effect of foreign currency exchange rate movements on our assets and liabilities. As it relates to our investment in a certain foreign subsidiaries, our forward contract serves to offset the foreign currency translation risk from its foreign operations. If the U.S. dollar weakened by 10%, the amount recorded in cumulative translation adjustment within accumulated other comprehensive income related to our net investment hedge would have been approximately $19.2 million lower as of December 31, 2021. The hypothetical change in value recorded in accumulated other comprehensive income would be expected to offset a corresponding foreign currency translation gain or loss from our investment in foreign subsidiaries.

As our international business grows, our risks associated with foreign currency rates may become greater, and we will continue to reassess our approach to managing the risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zynga Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynga Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item l5(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Auditing revenue for newly launched or acquired games
Description of the Matter

The Company’s current deferred revenue is $748.1 million at December 31, 2021 and the Company recognized $2,249.2 million of revenue relating to online games during the year.  A portion of the deferred online game revenue balance and revenue recognized was related to newly launched or acquired games. As described in Note 1- Revenue Recognition of the consolidated financial statements, for standalone mobile games, the Company recognizes mobile revenue ratably over the estimated average playing period of payers. When a new game is launched, or acquired, and only a limited period of payer data is available for the analysis of average playing periods of payers, the Company considers a number of subjective and objective factors to determine the estimated average playing period of payers, such as the estimated average playing period of payers for other active games with similar characteristics. Determining the estimated average playing period of payers requires management judgement in estimating how long paying players benefit from their purchases over the game playing experience as well as determining which games are similar for comparison purposes.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls specifically related to the Company's process to determine the initial estimated average playing period of payers.

To test the initial estimated average playing period of payers, our audit procedures included, among others, evaluating the significant assumptions used by management to determine the initial estimate. We evaluated the relevance of management's selection of comparable games as well as management's comparison of the paying player period for the newly launched or acquired game to comparable games.

Initial accounting of acquired intangibles
Description of the Matter

As disclosed in Note 7 to the consolidated financial statements, the Company acquired Chartboost on August 4, 2021 for total purchase consideration of $234.6 million and StarLark on October 5, 2021 for a total purchase price consideration of $461.7 million. For Chartboost, of the total purchase consideration, $115.3 million was allocated to the fair value of identified intangible assets. For StarLark, of the total purchase consideration, $159.0 million was allocated to the fair value of identified intangible assets.

Auditing the fair values of acquired intangible assets was especially challenging due to the significant estimation uncertainty in determining the fair value of identified intangible assets. The significant assumptions used to estimate the fair values of the intangible assets included discount rates, as well as the amount and timing of cash flow projections. Each of these assumptions were highly subjective and involved significant judgment as they were based on estimates of future financial performance that could be affected by domestic and international consumer preferences, third party competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management's review of forecasts and the assessment of the discount rate.

To test the fair value of the Company's acquired intangible assets, we read the purchase agreement and we identified and tested the significant assumptions used in the valuation models including assessing the historical accuracy of management's forecasts of its own performance, its historical accuracy in forecasting for other acquisitions, and evaluating the reasonableness of resulting forecasts for Chartboost and StarLark, compared with the historical performance of those companies, Zynga and guideline companies within the same industry. We involved our valuation specialists to assess the adequacy and relevance of the inputs and information used, the nature and basis for valuation adjustments and calculations, the appropriateness of the valuation methods and models used, and accuracy and appropriateness of the calculated outputs from such models. Additionally, our valuation specialists performed corroborative calculations of the acquired intangible asset values, which we compared to management's estimates.

Impairment of operating lease right-of-use and related assets
Description of the Matter

As disclosed in Notes 5 and 6 to the consolidated financial statements, the Company recorded a loss of $66.8 million in the third quarter of the year ended December 31, 2021, as a result of the Company's transition to a hybrid in-office and remote employee work model and subsequent reassessment of the asset group related to its leased San Francisco Headquarters. In accordance with ASC 360, the Company performed a recoverability test of its identified asset group, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of this asset group was not fully recoverable. As a result, the Company measured and recognized an impairment loss related to these assets representing the amount by which the carrying value exceeded the estimated fair value of these asset group.

Auditing the Company's impairment was especially challenging due to the significant estimation required by management to determine the fair value of the asset group. The Company utilized an income approach to value the asset group, which required the development of a discounted cash flow model utilizing certain key assumptions, including the projected sublease income over the remaining lease term, expected downtime prior to the commencement of future subleases, expected rent concessions offered to future tenants and discount rates that reflected the level of risk associated with these future cash flows. These assumptions have a significant effect on the estimated fair value of the asset group, and the resulting impairment loss.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's processes to determine the fair value of the asset group and measure the right-of-use and other related assets impairment loss. For example, we tested the controls over the determination of the fair value of the asset group subject to impairment, including the selection of the valuation model and the determination and review of the underlying assumptions used to develop the fair value estimates.

Our testing of the Company's impairment measurement included, among other procedures, evaluating the significant assumptions used to estimate fair value. For example, we compared the sublease market rent rate, vacancy period, and tenant lease incentive assumptions used to estimate market participant cash flows to current industry and economic trends, assessed the reasonableness of the discount rates used as part of the discounted cash flow model, and recalculated management's estimate. We also involved our valuation specialists to assist in our evaluation of the significant assumptions used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

San Jose, California

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zynga Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zynga Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zynga Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of Chartboost and StarLark, which are included in the 2021 consolidated financial statements of the Company and constituted 1% of consolidated revenue, operating expenses and total assets, respectively, as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of certain internal controls over financial reporting of Chartboost and StarLark.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31,  2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31,  2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 25, 2022

Zynga Inc.

Consolidated Balance Sheets

(In millions, except par value)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$984.0	$1,364.4
Short-term investments	169.0	208.4
Accounts receivable, net of allowance of $0.9 at December 31, 2021 and $0.5 at December 31, 2020	242.5	217.5
Restricted cash	161.0	—
Prepaid expenses	56.7	40.0
Other current assets	35.4	29.5
Total current assets	1,648.6	1,859.8
Long-term investments	—	2.0
Goodwill	3,601.1	3,160.8
Intangible assets, net	900.5	838.1
Property and equipment, net	30.3	39.3
Right-of-use assets	86.4	131.9
Restricted cash	40.2	136.0
Prepaid expenses	25.0	21.6
Other non-current assets	26.8	17.0
Total assets	$6,358.9	$6,206.5
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$95.6	$57.2
Income tax payable	52.2	39.6
Deferred revenue	748.1	747.7
Operating lease liabilities	17.1	18.5
Other current liabilities	650.4	462.4
Total current liabilities	1,563.4	1,325.4
Convertible senior notes, net	1,343.8	1,289.9
Deferred revenue	0.3	0.3
Deferred tax liabilities, net	93.8	126.3
Non-current operating lease liabilities	133.4	122.0
Other non-current liabilities	112.3	401.1
Total liabilities	3,247.0	3,265.0
Stockholders’ equity:
Common stock, $0.00000625 par value, and additional paid-in capital - authorized shares: 2,020.5; shares outstanding: 1,130.5 shares as of December 31, 2021 and 1,081.6 as of December 31, 2020	5,625.0	5,276.5
Accumulated other comprehensive income (loss)	(107.1)	(50.7)
Accumulated deficit	(2,406.0)	(2,284.3)
Total stockholders’ equity	3,111.9	2,941.5
Total liabilities and stockholders’ equity	$6,358.9	$6,206.5

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Online game	$2,249.2	$1,667.2	$1,047.3
Advertising and other	551.3	307.6	274.4
Total revenue	2,800.5	1,974.8	1,321.7
Costs and expenses:
Cost of revenue	1,014.9	811.8	524.1
Research and development	545.9	713.7	505.9
Sales and marketing	955.1	683.5	464.1
General and administrative	162.0	136.0	99.8
Impairment related to real estate assets	66.8	—	—
Total costs and expenses	2,744.7	2,345.0	1,593.9
Income (loss) from operations	55.8	(370.2)	(272.2)
Interest income	6.4	11.6	14.0
Interest expense	(59.2)	(30.3)	(17.0)
Other income (expense), net	(11.2)	(16.5)	322.5
Income (loss) before income taxes	(8.2)	(405.4)	47.3
Provision for (benefit from) income taxes	96.0	24.0	5.4
Net income (loss)	$(104.2)	$(429.4)	$41.9

Net income (loss) per share attributable to common stockholders:
Basic	$(0.09)	$(0.42)	$0.04
Diluted	$(0.09)	$(0.42)	$0.04

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,099.1	1,016.8	938.7
Diluted	1,099.1	1,016.8	974.0

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(104.2)	$(429.4)	$41.9
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(56.3)	75.3	(7.7)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities	(0.1)	(0.1)	0.2
Other comprehensive income (loss), net of tax	(56.4)	75.2	(7.5)
Comprehensive income (loss)	$(160.6)	$(354.2)	$34.4

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	861.1	$—	$3,504.7	$—	$(118.4)	$(1,789.7)	$1,596.6
Exercise of stock options and ESPP	12.0	—	17.4	—	—	—	17.4
Vesting of RSUs, net of tax withholdings	13.1	—	—	(49.5)	—	—	(49.5)
Acquisition-related common stock issuance	63.8	—	253.9	—	—	—	253.9
Stock-based compensation expense	—	—	81.5	—	—	—	81.5
Retirements of treasury stock	—	—	—	49.5	—	(49.5)	—
Equity component of convertible senior notes due 2024	—	—	114.9	—	—	—	114.9
Purchase of capped calls related to issuance of convertible senior notes due 2024	—	—	(73.8)	—	—	—	(73.8)
Net income (loss)	—	—	—	—	—	41.9	41.9
Other comprehensive income (loss)	—	—	—	—	(7.5)	—	(7.5)
Balances at December 31, 2019	950.0	$—	$3,898.6	$—	$(125.9)	$(1,797.3)	$1,975.4
Exercise of stock options and ESPP	4.5	—	16.9	—	—	—	16.9
Vesting of RSUs, net of tax withholdings	10.5	—	—	(57.2)	—	—	(57.2)
Acquisition-related common stock issuance	116.6	—	1,137.7	—	—	—	1,137.7
Stock-based compensation expense	—	—	122.6	—	—	—	122.6
Retirements of treasury stock	—	—	—	57.2	—	(57.2)	—
Equity component of convertible senior notes due 2026	—	—	163.7	—	—	—	163.7
Purchase of capped calls related to issuance of convertible senior notes due 2026	—	—	(63.0)	—	—	—	(63.0)
Adoption of ASU 2016-13	—	—	—	—	—	(0.4)	(0.4)
Net income (loss)	—	—	—	—	—	(429.4)	(429.4)
Other comprehensive income (loss)	—	—	—	—	75.2	—	75.2
Balances at December 31, 2020	1,081.6	$—	$5,276.5	$—	$(50.7)	$(2,284.3)	$2,941.5
Exercise of stock options and ESPP	9.4	—	33.4	—	—	—	33.4
Vesting of RSUs, net of tax withholdings	19.5	—	—	(17.5)	—	—	(17.5)
Acquisition-related common stock issuance	20.0	—	145.7	—	—	—	145.7
Acquisition-related stock option issuance	—	—	2.2	—	—	—	2.2
Stock-based compensation expense	—	—	167.2	—	—	—	167.2
Retirements of treasury stock	—	—	—	17.5	—	(17.5)	—
Net income (loss)	—	—	—	—	—	(104.2)	(104.2)
Other comprehensive income (loss)	—	—	—	—	(56.4)	—	(56.4)
Balances at December 31, 2021	1,130.5	$—	$5,625.0	$—	$(107.1)	$(2,406.0)	$3,111.9

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(104.2)	$(429.4)	$41.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	238.9	142.1	79.4
Stock-based compensation expense	167.2	122.6	81.5
(Gain) loss from sale of building, derivatives, sale of investments and other assets and foreign currency, net	13.4	16.0	(314.5)
(Accretion) amortization on marketable debt securities, net	—	(2.2)	(4.9)
Noncash lease expense	16.9	15.9	11.2
Noncash interest expense	53.9	26.4	13.2
Change in deferred income taxes and other	(49.9)	(32.9)	(16.8)
Impairment related to real estate assets	66.8	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9.2)	4.8	(22.5)
Prepaid expenses and other assets	(25.0)	9.1	(15.1)
Accounts payable	37.6	5.5	(1.0)
Deferred revenue	17.9	291.5	234.7
Income tax payable	4.7	36.7	(10.2)
Operating lease and other liabilities	(175.2)	223.1	185.9
Net cash provided by (used in) operating activities	253.8	429.2	262.8
Cash flows from investing activities:
Purchases of investments	(614.2)	(677.1)	(1,568.2)
Maturities of investments	652.3	1,038.5	451.5
Sales of investments	—	549.9	44.9
Acquisition of property and equipment	(12.5)	(18.8)	(23.6)
Proceeds from sale of building and other property and equipment, net of transaction costs	—	0.1	580.6
Business combinations, net of cash acquired and restricted cash held in escrow	(508.3)	(942.5)	(301.8)
Asset acquisitions of intangible assets	(4.3)	(6.0)	—
Release of business combination restricted cash held in escrow	—	(30.0)	(35.0)
Other investing activities, net	(13.9)	(1.8)	(0.3)
Net cash provided by (used in) investing activities	(500.9)	(87.7)	(851.9)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	(1.2)	856.7	672.2
Purchase of capped calls	—	(63.0)	(73.8)
Repayment of debt	—	—	(101.4)
Taxes paid related to net share settlement of stockholders' equity awards	(17.5)	(57.2)	(49.6)
Proceeds from issuance of common stock	33.4	16.9	17.4
Acquisition-related contingent consideration payments	(56.1)	(63.6)	(12.9)
Other financing activities, net	—	—	(0.3)
Net cash provided by (used in) financing activities	(41.4)	689.8	451.6

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26.7)	15.8	10.8

Net change in cash, cash equivalents and restricted cash	(315.2)	1,047.1	(126.7)
Cash, cash equivalents and restricted cash, beginning of period	1,500.4	453.3	580.0
Cash, cash equivalents and restricted cash, end of period	$1,185.2	$1,500.4	$453.3

Supplemental cash flow information:
Income taxes paid	$126.2	$13.2	$22.4
Interest paid	3.6	1.7	2.8

Noncash investing activities:
Acquisition-related common stock issuance	$145.7	$1,137.7	$253.9
Acquisition-related stock option stock issuance	2.2	—	—
Acquisition-related deferred purchase consideration	4.6	23.8	—

See accompanying notes to consolidated financial statements.

Zynga Inc.

Notes to Consolidated Financial Statements

1. Overview and Summary of Significant Accounting Policies

Organization and Description of Business

Zynga Inc. (“Zynga,” “we” or the “Company”) is a global leader in interactive entertainment. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (PCs), consoles (such as Nintendo’s Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items and advertising services. We also operate a mobile programmatic advertising and monetization platform. Our operations are headquartered in San Francisco, California, and we have several operating locations in the U.S. as well as various international office locations in North America, Asia and Europe.

We completed our initial public offering in December 2011 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ZNGA.”

Proposed Merger with Take-Two

On January 9, 2022, the Company entered into an Agreement and Plan of Merger with Take-Two. Refer to Note 16 – “Subsequent Events” for further background on the combination.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are prepared and presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the operations of the Company and its owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

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

•

Durable: Durable virtual items represent items that are accessible to the player over an extended period of time (e.g. animals in FarmVille franchise). We recognize revenue from the sale of durable virtual items ratably over the estimated average playing period of payers for the applicable game (i.e., over time), which represents our best estimate of the average life of the durable virtual item.

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

Advertising. We have contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers to display advertisements in our games. For all of our in-game advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. For contracts made directly with advertisers, we are also obligated to serve the advertisements in our games. However, for those direct advertising arrangements, providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.

The pricing and terms for all our in-game advertising arrangements are governed by either a master contract or insertion order and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The transaction price is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions not placed directly with the advertiser, the contractually agreed upon price per advertising unit is generally based on our fixed revenue rate stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. For a limited number of advertising network arrangements, the transaction price is determined based on a volume-tiered pricing structure, whereby the price per advertising unit in a given month is determined by the number of impressions delivered in that month. However, the uncertainty concerning the number of impressions delivered is resolved at the end of each month, therefore, eliminating any uncertainty with respect to the price per advertising unit for each reporting period.

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

We also operate a software platform that facilitates transactions between advertisers and owners of digital advertising inventory (“publishers”) via programmatic auctions. The Company has contracts with both advertisers (“demand side”) and publishers (“supply side”), with the advertiser representing the Company’s customer in a demand side transaction and the publisher representing the Company’s customer in a supply side transaction. The pricing and terms for all demand side and supply side arrangements are contractually governed and generally stipulate payment terms as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days.

For both demand side and supply side revenue arrangements, the Company’s performance obligation is to provide the advertiser or publisher with access to the Company’s software platform, which facilitates the placement of the advertising inventory. The Company does not control the advertising inventory, because the Company does not have the substantive ability to direct the use of, nor obtain substantially all of the remaining benefits from the advertising inventory. Further, the Company is not primarily responsible for fulfillment and does not have any inventory risk. Accordingly, the Company is an agent in both demand side and supply side transactions and presents revenue on a net basis. The transaction price is the product of the number of advertising units delivered to the end user via the software platform and the contractually agreed upon price per advertising unit, less the consideration paid or payable to publishers. The number of advertising units delivered to the end user is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. Our performance obligation is satisfied over the life of contract (i.e., over time), with revenue being recognized as advertising units are delivered to the end user.

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

Debt Securities

Short and long-term debt investments consist of corporate debt securities and foreign certificates of deposit and time deposits. Based on our intentions, all debt investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes.

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

Equity Securities with Readily Determinable Fair Value

Short-term equity investments consist of privately held mutual funds. All equity investments are reported at fair value, with unrealized gains and losses recorded within other income (expense), net in our consolidated statement of operations.

Derivatives

Designated Hedging Derivatives - Net Investment Hedge

Certain foreign currency forward contracts are designated as net investment hedges to mitigate foreign currency risks related to the Company’s investment in certain foreign subsidiaries. Changes in the fair value of the net investment hedge amounts that are included in the assessment of hedge effectiveness are recorded in other comprehensive income (loss) ("OCI") with the foreign currency translation adjustment and the excluded components (e.g. forward points) from the assessment of hedge effectiveness are recognized in other income (expense) on a straight-line basis over the term of the derivative contract.

Non-Designated Hedging Derivatives - Other Derivatives

Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that are used as an economic offset to foreign currency risks associated with the remeasurement of certain intercompany loans. Gains and losses on these contracts are recognized in other income (expense), net in our consolidated statement of operations.

Fair Value of Financial Instruments

Our financial assets consist of cash, cash equivalents, short-term and long-term investments, derivative instruments and accounts receivable, net. Cash equivalents, short-term and long-term investments and derivative instruments are reported at fair value while accounts receivable, net are stated at the net realizable amount, which approximates fair value.

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

For our business combinations, we allocate the purchase consideration of the acquisition, which includes the estimated acquisition date fair value of contingent consideration (if applicable) and deferred purchase consideration (if applicable), to the tangible assets, liabilities and identifiable intangible assets acquired based on each of the estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values is recorded as goodwill. Determining the fair value of such items requires judgment, including estimating future cash flows or the cost to recreate an acquired asset. If actual results are lower than initial estimates, we could be required to record impairment losses in the future. Acquired intangible assets with definite lives are amortized over their estimated useful lives generally on a straight-line basis, unless evidence indicates a more appropriate method. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently if circumstances indicate an impairment may exist.

During the one-year period beginning with the acquisition date, we may record certain purchase accounting adjustments related to the fair value of assets acquired and liabilities assumed against goodwill. After the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to our consolidated statements of operations. The fair value of contingent consideration liabilities assumed from an acquisition are remeasured each reporting period after the acquisition date and the changes in the estimated fair value, if any, is recorded within operating expenses in our consolidated statement of operations each reporting period. Acquisition-related expenses are expensed as incurred.

Game Software Development Costs

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting our annual goodwill impairment assessment, we perform a quantitative evaluation by comparing the estimated fair value of our single reporting unit, determined using the Company’s market capitalization as of the testing date, to its carrying value. For our annual goodwill impairment analysis performed in the fourth quarter of 2021, the result indicated that the estimated fair value of the reporting unit exceeded its carrying value. Accordingly, we concluded goodwill was not impaired.

At least annually, we test recoverability of indefinite-lived intangible assets using a qualitative approach that considers whether it is more likely than not that the fair value of the intangible asset exceeds its carrying value. If qualitative factors indicate that it is more likely than not that the indefinite-lived intangible asset is impaired, a quantitative analysis is performed and the amount of any impairment loss recorded, if any, is measured as the difference between the carrying value and the fair value of the impaired intangible asset. We concluded that indefinite-lived intangible assets were not impaired as of December 31, 2021.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of assets acquired from a prior business combination and are carried at historical cost less accumulated amortization. Amortization is generally recorded on a straight-lined basis, unless another method is deemed more appropriate, over the estimated useful lives of the assets, generally 12 to 96 months.

Impairment of Long-Lived Assets, Including Impairment Related to Real Estate Assets

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

Impairment losses could materially decrease our future net income and result in lower asset values on our balance sheet. During the year ended December 31, 2021, we recognized an impairment loss of $66.8 million related to our San Francisco Office Building right-of-use lease asset and related to property and equipment. There were no impairment losses recorded during the years ended December 31, 2020 or 2019.

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

Each quarter, we evaluate the recoverability of our prepaid royalties as well as any contractual commitments not yet paid to determine amounts that we deem unlikely to be recovered through product sales. To evaluate the future recoverability of prepaid royalties and guarantees, we consider the terms of the agreement, game development plans, forecasted and actual financial performance of the game as well as other qualitative factors, such as the success of similar games and similar genres published by the Company. To the extent that this evaluation indicates that the remaining prepaid and guaranteed royalty payments are not recoverable, the Company records an impairment loss in the period that impairment is indicated. Any impairment losses determined before the launch of a product are recorded as research and development, while any impairment losses determined post-launch are recorded as cost of revenue in our consolidated statement of operations.

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

Our operating leases are primarily for office facilities. Certain leases include options to extend the lease for a set number of years or early terminate the lease prior to the contractually defined expiration date. We include such extension periods in the lease term only when it is reasonably certain that they will be exercised and include such periods beyond the early termination date when it is reasonably certain the early terminations will not be exercised. As of December 31, 2021 and 2020, the weighted-average remaining lease term for all of our operating leases was 8.7 years and 8.9 years, respectively.

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

In determining the present value of lease payments, we discount future lease payments using our incremental borrowing rate since the implicit rate in our various leases is unknown. The incremental borrowing rate is determined at lease commencement for each individual lease and is based on a number of factors, including relevant observable debt transactions, the current economic environment, lease term and currency in which the lease is denominated. As of December 31, 2021 and 2020, the weighted-average incremental borrowing rate for our operating leases was 4.2%.

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

We recognize stock-based compensation expense for market-based RSUs (“Market RSUs”) based upon the grand date fair value on an accelerated attribution method over the requisite service period. The estimated grant date fair value is estimated using a Monte Carlo simulation that considers the probability of achievement of pre-established thresholds for each award. The significant assumptions generally used in estimating the grant date fair value of each award include expected volatility, a risk-free interest rate ranging and an expected dividend yield. The estimated grant date fair value is not subsequently revised to consider anticipated or actual achievement of the pre-established thresholds.

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

We reflect foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency, which includes gains and losses from the remeasurement of assets and liabilities, as a component of other income (expense), net. Foreign exchange transactions gains (losses) recorded as a component of other income (expense), net – excluding gains (losses) from non-designated hedging derivatives – totaled $(0.3) million, $(16.7) million and $0.8 million for the years ended December 31, 2021, 2020 and 2019.

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

Accounts receivable are unsecured and represent amounts due to us based on contractual obligations where an executed contract or click-through agreement exists. Apple, Google and Facebook are significant distribution, marketing, promotion and payment platforms for our games. A significant portion of our 2021, 2020 and 2019 revenue was generated from players who accessed our games through these platforms or were served advertisements in our games on behalf of advertisers. As of December 31, 2021 and December 31, 2020, of our accounts receivable, net 31% and 35%, respectively, were amounts owed to us by Apple, 29% and 34%, respectively, were amounts owed to us by Google and 5% and 8%, respectively, were amounts owed to us by Facebook.

Advertising Expense

Costs for marketing and advertising our games are primarily expensed as incurred and are included in sales and marketing expense in our consolidated statement of operations. Such costs, primarily consisting of player acquisition costs, totaled $831.7 million, $583.1 million and $377.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and generally requiring that a convertible instrument be accounted for as a single liability measured at amortized cost, with no conversion feature separately recorded in equity. Similarly, no portion of issuance costs will be allocated to equity under the ASU. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings.

The Company will adopt the ASU on January 1, 2022 using the modified retrospective method. As a result of the adoption, the Company expects to recognize a net increase to convertible senior notes, net of $196.7 million, primarily from the derecognition of the debt discount associated with the bifurcated equity component. The adoption adjustment represents a decrease to additional paid-in capital of $278.7 million from the derecognition of the bifurcated equity components and a net decrease to accumulated deficit of $82.0 million, primarily representing the cumulative interest expense previously recognized related to the accretion of the bifurcated conversion options. Further, in future periods of net income, the Company expects a dilutive impact to its reported diluted net income per share as a result of adoption, as the if-converted method requires the assumption the debt converts into equity at the beginning of the reporting period.

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

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in millions):

	Year Ended December 31,
	2021	2020	2019
Online game:
Mobile	$2,175.8	$1,596.6	$981.2
Other(1)	73.4	70.6	66.1
Online game total	$2,249.2	$1,667.2	$1,047.3
Advertising and other:
Mobile	$543.1	$302.5	$266.5
Other(1)	8.2	5.1	7.9
Advertising and other total	$551.3	$307.6	$274.4
Total revenue	$2,800.5	$1,974.8	$1,321.7

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other.

The following table presents our revenue disaggregated based on the geographic location of our payers (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$1,700.6	$1,211.7	$826.6
All other countries(1)	1,099.9	763.1	495.1
Total revenue	$2,800.5	$1,974.8	$1,321.7

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The estimated weighted average playing period of payers was ten months for the years ended December 31, 2021 and 2020 and nine months for the year ended December 31, 2019.

During the year ended December 31, 2021, we deferred $5.9 million of online game revenue until the first quarter of 2022, due to changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated. This change did not impact our reported earnings per share.

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

Payments for advertising arrangements, including advertising transactions through our demand side and supply side software platform, are due based on the contractually stated payment terms. The contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.  Payments due to publishers are recorded as other current liabilities.

During the year ended December 31, 2021, we recognized all of the revenue that was included in the $747.7 million current deferred revenue balance as of December 31, 2020.

The increase in accounts receivable, net during the year ended December 31, 2021 was primarily driven by sales on account during the period exceeding cash collections of current and previously due amounts, which includes contributions from Chartboost and StarLark, which were acquired in August 2021 and October 2021, respectively. The increase in deferred revenue during the year ended December 31, 2021 was primarily driven by the sale of virtual items during the period exceeding revenue recognized from the satisfaction of our performance obligations, which includes contribution from StarLark.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Financial Instruments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term and long-term debt securities as of December 31, 2021 and 2020 (in millions):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$112.0	$—	$—	$112.0
Foreign certificates of deposit and time deposits	11.3	—	—	11.3
Total	$123.3	$—	$—	$123.3

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$152.7	$0.1	$—	$152.8
Foreign certificates of deposit and time deposits	6.5	—	—	6.5
Total	$159.2	$0.1	$—	$159.3

Long-term debt securities:
Corporate debt securities	$2.0	$—	$—	$2.0
Total	$2.0	$—	$—	$2.0

Equity Securities

During the years ended December 31, 2021, 2020 and 2019, we recognized unrealized gains totaling $0.2 million, $0.3 million and $0.1 million, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

Derivatives

Beginning in July 2021, we entered into derivative instruments to manage certain of our foreign exchange risks. We use foreign currency contracts to reduce the risk that our cash flows, earnings and investment in foreign subsidiaries will be adversely affected by foreign currency exchange rate fluctuations. The Company records all derivatives net, as either other current assets or liabilities, at fair value.

The following table summarizes the notional amounts of our outstanding derivative instruments (in millions):

December 31, 2021
Designated Hedging Derivatives:
Foreign exchange contracts
Net investment hedge	$202.5

Non-Designated Hedging Derivatives:
Foreign exchange contracts	$238.0

The following table shows the gains and losses on designated hedging derivatives recognized in OCI (in millions):

Gains (Losses) Recognized in OCI
Twelve Months Ended December 31,
2021
Net Investment Hedging Derivatives:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$9.3

The following table shows the effect of derivative instruments recorded in other income (expense), net in our consolidated statements of operations (in millions):

Gains (Losses) Recognized in Other Income (Expense)
Twelve Months Ended December 31,
2021
Net Investment Hedging Derivatives:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	$0.5

Non-Designated Hedging Derivatives:
Foreign exchange contracts	$(14.4)

4. Fair Value Measurements

The composition of our financial assets and liabilities as of December 31, 2021 and 2020 among the three levels of the fair value hierarchy are as follows (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$117.7	$—	$—	$117.7
Foreign certificates of deposit and time deposits	—	216.4	—	216.4
Short-term investments:
Corporate debt securities	—	112.0	—	112.0
Foreign certificates of deposit and time deposits	—	11.3	—	11.3
Mutual funds	—	45.7	—	45.7
Derivative assets:
Designated hedging derivatives - foreign exchange contracts(1)	—	9.3	—	9.3
Total financial assets	$117.7	$394.7	$—	$512.4

Liabilities:
Derivative liabilities:
Non-designated hedging derivatives - foreign exchange contracts(1)	$—	$2.3	$—	$2.3
Contingent consideration	—	—	257.6	257.6
Total financial liabilities	$—	$2.3	$257.6	$259.9

 (1)Designated hedging derivatives are presented net of the non-designated hedging derivatives within other current assets in the Company’s consolidated balance sheet

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$611.1	$—	$—	$611.1
Corporate debt securities	—	313.0	—	313.0
Foreign certificates of deposit and time deposits	—	85.6	—	85.6
Short-term investments:
Corporate debt securities	—	152.8	—	152.8
Foreign certificates of deposit and time deposits	—	6.5	—	6.5
Mutual funds	—	49.1	—	49.1
Long-term investments:
Corporate debt securities	—	2.0	—	2.0
Total financial assets	$611.1	$609.0	$—	$1,220.1

Liabilities:
Contingent consideration	$—	$—	$463.1	$463.1
Total financial liabilities	$—	$—	$463.1	$463.1

The following table presents the activity for the year ended December 31, 2021 related to our Level 3 liabilities (in millions):

Level 3 Liabilities:	Total
Contingent consideration obligation – December 31, 2020	$463.1
Additions	14.9
Fair value adjustments	78.8
Payments	(239.6)
Rollic contingency resolution	(59.6)
Contingent consideration obligation – December 31, 2021	$257.6

In July 2021, the Company settled the final contingent consideration obligation for $75.0 million related to its acquisition of Gram Games in the second quarter of 2018. For the years ended December 31, 2021, 2020 and 2019, we recognized $0.9 million, $64.3 million and $57.6 million, respectively, of expense within research and development expenses in our consolidated statement of operations related to the Gram Games contingent consideration.

As of December 31, 2021, our contingent consideration obligations relate to the additional consideration payable in connection with our acquisitions of Small Giant in the first quarter of 2019 and Rollic in the fourth quarter of 2020, as well as Rollic’s acquisitions of Creasaur Teknoloji Ticaret Anonim Şirketi (“Creasaur”), Zero Sum Teknoloji Yazılım ve Pazarlama Anonim Şirketi (“Zero Sum”) and Forgerhero Yazilm Ticaret Limited Sirketi (“Forgerhero”; collectively, the “Rollic studio acquisitions”), in October 2021 (Creasaur and Zero Sum) and November 2021 (Forgerhero).

Under the original terms of the Small Giant acquisition, contingent consideration may be payable based on the achievement of certain future profitability metrics during each annual period following the acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. Under the original terms of the Rollic acquisition, contingent consideration may be payable based on the achievement of certain future bookings and profitability metrics during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a Monte Carlo simulation. The significant unobservable inputs used in estimating these acquisition date fair value measurements were each entity’s projected performance, a risk-adjusted discount rate and performance volatility similar to industry peers. In the first quarter of 2021, the Company executed an amendment to the Share Purchase Agreement with the former owners of Small Giant to exclude the direct profitability (which includes marketing expenses) of Puzzle Combat, which launched globally in April 2021, from the remaining performance period.

The estimated fair value of the Small Giant contingent consideration obligation decreased from $409.3 million as of December 31, 2020 to $242.3 million as of December 31, 2021. The decrease was driven by a $239.6 million payment in the first quarter of 2021 to the former owners of Small Giant for its performance during the second contingent consideration period, partially offset by the increased probability of achievement and stronger than expected performance during the remaining performance period, which ended on December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we recognized $72.6 million, $288.9 million and $144.0 million, respectively, of expense within research and development expenses in our consolidated statements of operations. The Company expects to make the final contingent consideration payment to the former owners of Small Giant in the first quarter of 2022.

With respect to the remaining Rollic contingent consideration obligation, the Company executed an amendment to the Share Purchase Agreement with the former owners of Rollic in the second quarter of 2021 to accelerate the Company’s acquisition of the remaining 20% ownership in Rollic and to set the total contingent consideration payment at $60.0 million (the “Rollic Amendment”). In July 2021, the Company acquired the remaining 20% ownership and paid $20.0 million to the former owners of Rollic, with the remaining $40.0 million to be paid in the first quarter 2022. At the date of the Rollic Amendment, the Company measured the remaining final obligation by calculating the present value of the final payments using a discount rate of 1.3%, commensurate with the remaining term. The Company accretes the obligation up to its final amount using the effective interest method.

The estimated value of the Rollic contingent consideration obligation decreased from $53.8 million as of December 31, 2020 to $39.9 million as of December 31, 2021. For each of the years ended December 31, 2021 and 2020, we recognized $6.1 million of expense within research and development expenses in our consolidated statement of operations related to the Rollic contingent consideration.

Under the terms of the Rollic studio acquisitions, contingent consideration may be payable based on the achievement of certain future bookings metrics during each annual period following each individual acquisition’s respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. For these acquisitions, we estimated the acquisition date fair value of the contingent consideration obligations using a discounted cash flow model. The significant unobservable inputs used in estimating these acquisition date fair value measurements were each entity’s projected performance and a risk-adjusted discount rate.

We estimate the fair value of the Rollic studio acquisitions contingent consideration liabilities at each subsequent reporting period using a discounted cash flow model. The table below outlines the significant unobservable inputs used in estimating the fair value as of December 31, 2021, weighted by the relative fair value of each annual period’s obligation to the total obligation (in millions, except percentages):

	December 31, 2021
	Range	Weighted Average
Annual bookings	$33.8 - $54.1	$44.6
Discount rates	14.0% - 14.0%	14.0%

Changes in the projected performance of the acquired studios could result in a higher or lower contingent consideration obligation in the future.

The estimated fair value of the Rollic studio acquisitions contingent consideration obligations increased from $14.9 million as of their respective acquisition dates to $15.3 million as of December 31, 2021. The increases were driven by the increased probability of achievement during the remaining performance periods. For the year ended December 31, 2021, we recognized $0.4 million of expense within research and development expenses in our consolidated statements of operations related to the Rollic studio acquisitions.

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

Property and equipment, net consist of the following (in millions):

	December 31,	December 31,
	2021	2020
Computer equipment	$34.1	$30.4
Software	36.4	35.1
Furniture and fixtures	8.0	10.6
Leasehold improvements	23.1	30.8
Total property and equipment, gross	$101.6	$106.9
Less: Accumulated depreciation	(71.3)	(67.6)
Total property and equipment, net	$30.3	$39.3

The following represents our property and equipment, net by location (in millions):

	December 31,	December 31,
	2021	2020
United States	$12.2	$23.4
Turkey	8.7	7.7
India	3.8	4.3
United Kingdom	3.1	3.0
All other countries(1)	2.5	0.9
Total property and equipment, net	$30.3	$39.3

(1)No other foreign country exceeded 10% of our total property and equipment, net for any periods presented.

On July 1, 2019, the Company sold its owned office building located in San Francisco, California, including related land and all preexisting leases between the Company and third-party tenants of the building, to a third-party buyer for net proceeds of approximately $580.5 million (the “Building Sale”). In connection with the Building Sale, the Company de-recognized the related land, building and building improvements and all lessor related assets and liabilities, which resulted in a net gain of $314.2 million within other income (expense), net in our consolidated statement of operations during the year ended December 31, 2019.

6. Leases

In August 2021, in consideration of the changing nature of the Company’s need for office space for its workforce, the Company’s Board of Directors approved a plan to sublease the Company’s current 185,000 square foot San Francisco, California office space (the “San Francisco Office Building”), as the Company transitions to a hybrid in-office and remote employee work environment. As a result of the Board of Directors’ decision and the accumulation of other factors, the Company recognized a $66.8 million impairment loss during the third quarter of 2021. The impairment loss recorded included $57.9 million related to the San Francisco Office Building right-of-use lease asset and $8.9 million related to property and equipment, net associated with the San Francisco Office Building (collectively, the “San Francisco Office Asset Group”).

The fair value of the San Francisco Office Asset Group was estimated using a risk-adjusted, discounted cash flow model with Level 3 inputs. The significant assumptions used in estimating the fair value included the projected sublease income over the remaining lease term, expected downtime prior to the commencement of future subleases, expected rent concessions offered to future tenants and discount rates that reflected the level of risk associated with these future cash flows.

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

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$23.0	$22.1	$15.1
Variable lease expense	8.2	7.9	4.6
Total lease expense(1)	$31.2	$30.0	$19.7

(1)	The expense associated with short-term leases with a lease term greater than one month was not material for the years ended December 31, 2021, 2020 and 2019.

Supplemental cash and noncash information related to operating leases, excluding any transition adjustments, was as follows (in millions):
	Year Ended December 31,
	2021	2020	2019
Fixed operating lease payments	$25.4	$22.9	$16.7
Right-of-use assets obtained in exchange for operating lease liabilities (noncash)	29.4	11.5	138.9

As of December 31, 2021, future lease payments related to our operating leases were as follows (in millions):

Year ending December 31:	Operating Leases
2022	$14.4
2023	23.3
2024	21.3
2025	17.4
2026	17.6
Thereafter	89.7
Total lease payments	183.7
Less: Imputed interest	(33.2)
Total lease liability balance	$150.5

We do not have any leases that have not yet commenced that create significant rights and obligations as of December 31, 2021.

7. Acquisitions

Acquisitions of Creasaur, Zero Sum and Forgerhero

On October 26, October 27 and November 4, 2021, the Company’s subsidiary, Rollic executed a series of unrelated acquisitions to acquire 90% of all issued and outstanding share capital of Creasaur, Zero Sum and Forgerhero, respectively, in order to optimize its published game cost structure, for total combined purchase consideration of $12.5 million. All three acquired entities are Turkey-based and develop hyper-casual mobile games. The remaining 10% ownership in each acquired entity will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified bookings metrics by each entity, during each of the three years following each respective acquisition date. The equity rights and privileges of the remaining shareholders lack the traditional rights and privileges associated with equity ownership and accordingly, each transaction was accounted for as if the Company acquired 100% of each entity on the acquisition date. Any future payments associated with our required acquisition of the remaining 10% of each entity represent a contingent consideration obligation. The Company records changes in the fair value of the contingent consideration obligations within our consolidated statement of operations in each subsequent reporting period after the acquisition dates as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate).

On the respective acquisition dates, Rollic paid a combined total of $12.5 million to the former owners of the acquired entities, of which $1.4 million settled pre-acquisition advanced profit share payments made to each entity under their pre-existing profit sharing arrangements with Rollic. Additionally, the total purchase consideration for the acquisition of Zero Sum included $0.6 million of deferred cash consideration (the “Zero Sum Deferred Cash Consideration”).

The following table summarizes the combined acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from all three acquired entities (in millions):

Combined Estimated Purchase Price Allocation
Cash	$ 0.7
Other current assets	0.2
Intangible assets:
Developed technology, useful life of 1 year	3.8
Goodwill	23.7
Property and equipment	0.1
Total assets acquired	28.5
Other current liabilities	(0.2)
Deferred tax liabilities, net	(0.9)
Total liabilities	(1.1)
Total purchase consideration	$27.4

Contingent consideration payable	(14.9)
Total cash consideration(1)	$12.5

(1)	The amount shown represents the total cash paid at closing for each respective acquisition, including the Zero Sum Deferred Cash Consideration.

Certain amounts noted above are preliminary and subject to change during the respective measurement period (up to one year from the acquisition date) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities assumed, identifiable intangible assets, income and non-income based taxes, contingent consideration payable and residual goodwill.

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

Acquisition of Beijing StarLark Technology Co., Ltd. (“StarLark”) and Lvy Technology Limited (“Lvy”)

On October 5, 2021 (the “StarLark Closing Date”), the Company acquired Lvy and StarLark, Chinese joint-stock companies, as well as the Golf Rival mobile game franchise and related other games as well as certain other specified assets and liabilities (collectively, the “StarLark Acquisition”) in a series of related closings, to expand our live services portfolio and new game pipeline, in exchange for total consideration of $461.7 million. The total purchase consideration included $276.0 million in cash, $40.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the sellers and the issuance of 20,009,528 shares of Zynga’s Class A Common Stock, valued at $145.7 million on the StarLark Closing Date. Pursuant to the StarLark Agreement, on the StarLark Closing Date, the Company acquired Lvy and StarLark, with StarLark becoming a direct, wholly-owned subsidiary of Lvy and Lvy becoming a direct, wholly-owned subsidiary of Zynga.

In connection with the transaction, the Company also executed noncompetition agreements with certain sellers and retained StarLark employees for terms ranging from one to three years following the acquisition date. However, the acquisition date estimated fair value of the noncompetition agreements was not material.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired through the StarLark Acquisition (in millions):

Estimated Purchase Price Allocation
Cash	$1.2
Intangible assets:
Developed technology, useful life of 4 years	126.0
Trade names, useful life of 6 years	33.0
Goodwill	301.3
Right-of-use assets	0.5
Other non-current assets	0.1
Total assets acquired	462.1
Operating lease liabilities	(0.3)
Non-current operating lease liabilities	(0.1)
Total liabilities	(0.4)
Total purchase consideration	$461.7

Fair value of Class A Zynga Common Stock issued(1)	(145.7)
Total cash consideration, including cash held in escrow	$316.0
(1)

The fair value of the Zynga’s Class A Common Stock is estimated based on the total shares issued of 20,009,528 and the closing stock price of Zynga’s Common A stock on October 5, 2021 of $7.28 per share.

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

The fair value of the intangible assets was determined using a risk-adjusted, discounted cash flow model. The weighted-average amortization period of the acquired intangible assets was 4.4 years at acquisition.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The results of operations from StarLark have been included in our consolidated statement of operations since the date of acquisition. Transaction costs incurred by the Company in connection with the StarLark Acquisition include professional fees and totaled $2.4 million during the year ended December 31, 2021 and were recorded within general and administrative expenses, in our consolidated statements of operations.

Acquisition of Chartboost, Inc. (“Chartboost”)

On August 4, 2021, the Company acquired 100% of all issued and outstanding share capital of Chartboost, to acquire Chartboost’s mobile programmatic advertising and monetization platform and enhance Zynga’s user acquisition and advertising capabilities, for total consideration of $234.6 million. The total purchase consideration included $204.9 million in cash, $25.0 million of cash that was deposited into an escrow account for a period of 15 months as security for certain indemnification obligations of the former Chartboost securityholders (the “Chartboost Escrow Consideration”) and Zynga’s replacement of unvested Chartboost stock options (the “Zynga Replacement Stock Options”). The Zynga Replacement Stock Options allow the option holders to purchase up to 1,012,388 shares of Zynga’s Class A common stock, of which $2.2 million of the total acquisition date fair value was allocated to the purchase consideration. Additionally, the total purchase consideration included $2.5 million of deferred cash consideration (the “Chartboost Deferred Cash Consideration”).

In connection with the transaction, the Chartboost employees were awarded cash bonuses totaling $19.3 million, inclusive of payroll-related taxes. These employee bonuses were determined to primarily benefit the combined Zynga and Chartboost entity and were recognized by the Company separate from the business combination. One of the Chartboost employee bonuses included a two-year post-acquisition service period and is recognized as expense on a straight-line basis over the two-year period following the acquisition date. The remaining Chartboost employee bonuses were expensed immediately following the acquisition as there were no post-acquisition retention periods. The Chartboost employee bonuses are recognized as a component of research and development, sales and marketing or general and administrative expenses in our consolidated statements of operations based upon the respective employee’s job responsibilities.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from Chartboost (in millions):

Estimated Purchase Price Allocation
Cash	$12.2
Restricted cash	0.4
Accounts receivable	19.4
Prepaid expenses	0.6
Other current assets	2.6
Intangible assets:
Developed technology, useful life of 5 years	99.8
Trade names, useful life of 8 years	12.8
Customer relationships, useful life of 4 years	2.7
Goodwill	131.2
Property and equipment	0.2
Right-of-use assets	0.5
Other non-current assets	0.1
Total assets acquired	282.5

Accounts payable	(1.4)
Income taxes payable	(0.1)
Operating lease liabilities	(0.4)
Other current liabilities	(31.0)
Deferred tax liabilities, net	(14.4)
Non-current operating lease liabilities	(0.1)
Other non-current liabilities	(0.5)
Total liabilities	(47.9)
Total purchase price consideration	$234.6

Fair value of Zynga Replacement Stock Options allocated to purchase consideration (1)	(2.2)
Total cash consideration (2)	$232.4

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

(2)	The amount shown represents the cash paid at closing (which includes the Chartboost Escrow Consideration), as well the Chartboost Deferred Cash Consideration.

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

The fair value of the intangible assets was determined using a risk-adjusted, discounted cash flow model. The weighted-average amortization period of the acquired intangible assets was 5.3 years at acquisition.

Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

The results of operations from Chartboost have been included in our consolidated statement of operations since the date of acquisition. Transaction costs incurred by the Company in connection with the Chartboost acquisition include professional fees and Chartboost employee bonuses. Transaction costs incurred during the year ended December 31, 2021, were $15.8 million, of which $5.4 million, $2.8 million and $7.6 million were recorded within research and development, sales and marketing and general and administrative expenses, respectively, in our consolidated statements of operations.

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
Intangible assets:
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
Intangible assets:
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

Rollic Acquisition

On October 1, 2020, the Company acquired 80% of all issued and outstanding share capital of Rollic, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $228.2 million. At the acquisition date, the remaining 20% was to be acquired ratably for potential additional consideration payable annually based upon the achievement of specified bookings and profitability metrics by Rollic during each of the three years following the acquisition date. The equity rights and privileges of the remaining Rollic shareholders lacked the traditional rights and privileges associated with equity ownership and accordingly, the transaction was accounted for as if the Company acquired 100% of Rollic on the acquisition date. Any future payments associated with our required acquisition of the remaining 20% represent a contingent consideration obligation.

The total purchase consideration included $164.5 million in cash, $16.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties and contingent consideration valued at of $47.7 million at the acquisition date. The Company records changes in the fair value of the contingent consideration within our consolidated statement of operations in each subsequent reporting period after the acquisition date as they occur (see Note 4 – “Fair Value Measurements” for further discussion on this estimate).

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

Peak Acquisition

On July 1, 2020 (the “Peak Closing Date”), we acquired 100% of all issued and outstanding share capital of Peak, a Turkey joint stock company, to expand our live services portfolio and new game pipeline, for total purchase consideration of $2.1 billion. The total purchase consideration included $802.3 million in cash, $120.0 million of cash that was deposited into an escrow account for a period of 18 months as security for general representations and warranties (the “Peak Escrow Consideration”) and 116,564,861 shares of Zynga’s Class A Common Stock valued at $1.1 billion at the acquisition date. Additionally, the total purchase consideration included the acquisition date fair value of $30.9 million of cash that was retained by the Company for a period of 66 months following the Peak Closing Date as security for tax-related indemnification obligations from the prior owners of Peak (the “Peak Deferred Consideration”). The present value of the Peak Deferred Consideration was estimated at $23.8 million on the acquisition date.

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

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from Peak (in millions):
Estimated Purchase Price Allocation
Cash	$10.8
Accounts receivable	64.3
Prepaid expenses	1.7
Other current assets	12.6
Intangible assets:
Developed technology, useful life of 5 years	495.0
Trade names, useful life of 7 years	115.0
Domain names, weighted average useful life of 14 years	4.6
Goodwill	1,513.7
Property and equipment	6.8
Right-of-use assets	9.7
Other non-current assets	0.5
Total assets acquired	2,234.7
Accounts payable	(14.2)
Operating lease liabilities	(2.2)
Other current liabilities	(16.7)
Deferred tax liabilities, net	(108.4)
Non-current operating lease liabilities	(7.5)
Other non-current liabilities	(1.9)
Total liabilities	(150.9)
Total purchase price consideration	$2,083.8

Fair value of Zynga common stock issued(1)	(1,137.7)
Total cash consideration, including cash held in escrow(2)	$946.1
(1)

The fair value of the Class A Zynga Common Stock is estimated based on the total shares issued of 116,564,861 and the closing stock price of Class A Zynga Common Stock on July 1, 2020 of $9.76 per share.

(2)

The amount shown represents the cash paid at closing (which includes the Peak Escrow Consideration) as well as present value of the Peak Deferred Consideration, which was estimated as $23.8 million at the acquisition date using a discount rate commensurate with the term of the Deferred Consideration of 4.9%.

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

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill from December 31, 2019 to December 31, 2021 (in millions):

Goodwill
Balance as of December 31, 2019(1)	$1,460.9
Additions	1,645.2
Foreign currency translation adjustments(2)	54.7
Balance as of December 31, 2020(1)	$3,160.8
Additions	475.5
Foreign currency translation adjustments(2)	(35.2)
Balance as of December 31, 2021(1)	$3,601.1

(1)	There are no accumulated impairment losses at the beginning or end of any period presented.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and British Pound, respectively.

The details of our acquisition-related intangible assets as of December 31, 2021 and 2020 are as follows (in millions):

	December 31, 2021
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$1,206.2	$(525.3)	$680.9
Trademarks, branding and domain names	251.8	(63.5)	188.3
Developer and customer relationships	44.7	(13.4)	31.3
Total	$1,502.7	$(602.2)	$900.5

	December 31, 2020
	Gross Carrying	Accumulated	Net Book
	Value	Amortization	Value
Developed technology	$972.2	$(346.5)	$625.7
Trademarks, branding and domain names	208.5	(35.5)	173.0
Third-party developer relationships	42.0	(2.6)	39.4
Noncompetition agreements	8.4	(8.4)	—
Total	$1,231.1	$(393.0)	$838.1

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of December 31, 2021 and December 31, 2020. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets for the year ended December 31, 2021, 2020 and 2019 was $225.2 million, $130.0 million and $67.0 million, respectively.

As of December 31, 2021, the weighted-average remaining useful lives of our acquired intangible assets are 3.6 years for developed technology, 5.6 years for trademarks, branding, and domain names, 2.8 years for developer and customer relationships and 4.0 years in total, for all acquired intangible assets.

As of December 31, 2021, future amortization expense related to our intangible assets is expected to be recognized as follows (in millions):

Year ending December 31:
2022	$253.9
2023	235.7
2024	198.8
2025	131.8
2026	44.6
Thereafter	29.6
Total	$894.4

9. Income Taxes

Income (loss) before income taxes consists of the following for the periods shown below (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(267.7)	$(443.5)	$155.9
International	259.5	38.1	(108.6)
Total	$(8.2)	$(405.4)	$47.3

The provision for (benefit from) income taxes consists of the following for the periods shown below (in millions):

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit):
Federal	$11.6	$9.0	$11.6
State	0.4	2.5	5.4
Foreign	131.9	52.2	7.7
Total current tax expense (benefit)	$143.9	$63.7	$24.7
Deferred tax expense (benefit):
Federal	$(6.4)	$4.5	$0.1
State	2.1	2.3	0.5
Foreign	(43.6)	(46.5)	(19.9)
Total deferred tax expense (benefit)	$(47.9)	$(39.7)	$(19.3)
Provision for (benefit from) income taxes	$96.0	$24.0	$5.4

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

The reconciliation of federal statutory income tax provision (benefit) to our effective income tax provision is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Expected provision for (benefit from) income taxes at U.S. federal statutory rate(1)	$(1.7)	$(85.1)	$9.9
Income (loss) taxed at foreign rates	37.7	(0.6)	10.3
Change in valuation allowance	32.3	20.7	(56.2)
Contingent consideration	16.7	75.4	42.3
Base Erosion and Anti-Abuse Tax (“BEAT”) obligation	10.0	1.8	—
Officer's compensation limitation	8.9	8.5	5.2
State income taxes, net of federal benefit	2.5	4.7	4.7
Acquisition costs	2.1	2.1	1.2
Tax reserve for uncertain tax positions	—	8.7	3.2
Stock-based compensation	(14.0)	(11.0)	(15.7)
Other	1.5	(1.2)	0.5
Actual provision for (benefit from) income taxes	$96.0	$24.0	$5.4

(1)	For the purpose of the reconciliation above, the U.S. federal statutory rate was 21% for all years presented.

We have not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of our profitable foreign subsidiaries as of December 31, 2021 because we intend to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2021 and 2020, the cumulative amount of earnings upon which income taxes have not been provided is approximately $386.3 million and $139.1 million, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed. Our deferred tax assets and liabilities are as follows (in millions):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Tax credit carryforwards	$103.1	$92.8
Net operating loss carryforwards	76.0	46.2
Deferred revenue	57.1	42.9
Acquired intangible assets	42.3	40.7
Operating lease liabilities	38.0	33.9
Accrued expenses	16.9	20.3
Stock-based compensation	14.1	14.6
Interest expense limitation	11.3	—
Other accrued compensation	7.5	7.8
State taxes	2.1	1.6
Charitable contributions	1.3	0.8
Other	4.1	4.4
Total deferred tax assets	$373.8	$306.0
Less: Valuation allowance	(235.8)	(187.8)
Deferred tax assets, net of valuation allowance	$138.0	$118.2

Deferred tax liabilities:
Acquired intangible assets	$(150.5)	$(160.2)
Convertible debt	(27.6)	(33.4)
Goodwill	(24.0)	(13.9)
Right-of-use assets	(21.9)	(32.9)
Other	(5.2)	(2.7)
Total deferred tax liabilities	$(229.2)	$(243.1)
Net deferred taxes	$(91.2)	$(124.9)

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

Due to our history of net operating losses, we believe it is more likely than not that certain federal, state and foreign deferred tax assets will not be realized in future periods as of December 31, 2021. The increase in the valuation allowance during the year ended December 31, 2021 is primarily related to U.S. federal and state net operating losses generated.

Net operating loss and tax credit carryforwards as of December 31, 2021 are as follows (in millions):

	Amount	Expiration Years
Net operating losses, federal	$232.3	2027 - indefinite
Net operating losses, state	32.6	2025 - 2042
Tax credits, federal	91.6	2031 - 2041
Tax credits, state	104.0	2026 - indefinite

The federal and state net operating loss carryforwards and tax credits are subject to various annual limitations under Section 382 and 383, respectively, of the Internal Revenue Code and similar state provisions.

The following table reflects changes in the gross unrecognized tax benefits (in millions):

Gross Unrecognized Tax Benefits
Gross balance as of December 31, 2018	$164.0
Additions based on tax positions related to 2019	5.8
Additions for tax positions of prior years	1.9
Decreases related to expiration of prior year tax positions	(0.3)
Gross balance as of December 31, 2019	$171.4
Additions based on tax positions related to 2020	4.8
Additions for tax positions of prior years	(28.0)
Decreases related to expiration of prior year tax positions	(1.8)
Gross balance as of December 31, 2020	$146.4
Additions based on tax positions related to 2021	4.0
Decreases related to expiration of prior year tax positions	(3.7)
Gross balance as of December 31, 2021	$146.7

We classify uncertain tax positions as non-current unrecognized tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the asset on the consolidated balance sheet. As of December 31, 2021, $126.6 million of our gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets and the remaining $20.1 million of our gross unrecognized tax benefits were recorded as non-current liabilities in our consolidated balance sheets.

If the balance of gross unrecognized tax benefits of $146.7 million as of December 31, 2021 was realized, this would have resulted in a tax benefit of $20.1 million within our provision for income taxes at such time. If the balance of gross unrecognized tax benefits of $146.4 million as of December 31, 2020 was realized, this would have resulted in a tax benefit of $23.4 million within our provision of income taxes at such time.

During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The amount of interest and penalties recorded to the consolidated statements of operations during 2021, 2020 and 2019, was $0.6 million, $0.3 million and $0.2 million, respectively, and the amount of interest and penalties accrued as of December 31, 2021 and 2020 was $1.9 million and $1.4 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, many U.S. state jurisdictions and certain foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the U.S., United Kingdom, Ireland, Finland and Turkey. We are subject to examination in these jurisdictions for all years since our inception in 2007. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The timing of the resolution, settlement and closure of any income tax audits is highly uncertain, and we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. It is possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

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

As of December 31, 2021, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2021 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(60.5)	(140.6)	(201.1)
Unamortized transaction costs	(7.6)	(12.0)	(19.6)
Net carrying amount	$621.9	$721.9	$1,343.8

Equity component, net of transaction costs	$114.9	$163.7	$278.6

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2020 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(83.8)	(166.1)	(249.9)
Unamortized transaction costs	(10.5)	(14.2)	(24.7)
Net carrying amount	$595.7	$694.2	$1,289.9

Equity component, net of transaction costs	$114.9	$163.7	$278.6

Interest expense recognized related to the 2026 Notes and 2024 Notes was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$1.7	$1.7	$0.9
Amortization of debt discount	48.7	23.5	11.8
Amortization of transaction costs	5.2	2.9	1.5
Total	$55.6	$28.1	$14.2

As of December 31, 2021, the estimated fair value of the 2026 Notes and 2024 Notes was $807.3 million and $745.6 million, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

As of December 31, 2021, we had no amounts outstanding under the 2020 Credit Agreement.

Upon execution of the 2020 Credit Agreement, debt issuance costs of $1.4 million were capitalized and are amortized on a straight-line basis over the three-year term of the Credit Agreement, with the expense recorded to interest expense in our consolidated statement of operations.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in millions):

	December 31,	December 31,
	2021	2020
Contingent consideration obligation	$286.7	$323.6
Accrued payable from acquisitions	161.0	—
Accrued accounts payable	81.1	58.1
Accrued compensation liability	61.9	61.7
Value-added taxes payable	7.3	6.4
Other current liabilities	52.4	12.6
Total other current liabilities	$650.4	$462.4

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for sales and other taxes, customer deposits, accrued vendor expenses and deferred consideration payable from acquisitions.

Other non-current liabilities consist of the following (in millions):

	December 31,	December 31,
	2021	2020
Accrued payable from acquisitions	$40.0	$136.0
Deferred consideration payable	26.0	24.4
Uncertain tax positions, including interest and penalties	22.0	24.8
Contingent consideration obligation	10.8	213.6
Other non-current liabilities	13.5	2.3
Total other non-current liabilities	$112.3	$401.1

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

As of December 31, 2021, we had $173.8 million remaining under the 2018 Share Repurchase Program. The 2018 Share Repurchase Program is authorized to remain in effect until April 2022.

All of our previous stock repurchases were made through open market purchases under Rule 10b5-1 plans and subsequently retired.

Equity Incentive Plans and Stock-Based Compensation Expense

In 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting stock options and RSUs to employees, directors and non-employees. Concurrent with the effectiveness of our initial public offering on December 15, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”), and all remaining common shares reserved for future grant or issuance under the 2007 Plan were added to the 2011 Plan. The 2011 Plan was adopted for purposes of granting stock options and RSUs to employees, directors and non-employees. The number of shares of our Class A common stock reserved for future issuance under our 2011 Plan automatically increased on January 1 of each year, beginning on January 1, 2012, and continued through January 1, 2021, by 4% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year or such lesser number of shares that may be determined by the Company’s Board of Directors.

We recorded stock-based compensation expense related to grants of employee stock options, RSUs and performance and market-based awards in our consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$2.8	$2.0	$1.5
Research and development	110.7	73.4	47.0
Sales and marketing	17.8	14.7	11.3
General and administrative	35.9	32.5	21.7
Total stock-based compensation expense	$167.2	$122.6	$81.5

Stock Option Activity

All stock options granted under the 2011 Plan generally vest over four to five years, with 25% to 20% vesting after one year and the remainder vesting monthly thereafter over 36 to 48 months, respectively. The stock options have a contract term of 10 years and the related expense is determined using the Black-Scholes option pricing model on the date of grant.

The following table shows stock option activity for the year ended December 31, 2021 (in millions, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Stock Options Outstanding	Weighted- Average Contractual Term (in years)
Balance as of December 31, 2020	30.1	$3.46	$193.1	6.43
Granted	1.0	2.93
Forfeited, expired and cancelled	(0.4)	5.27
Exercised	(8.0)	3.01
Balance as of December 31, 2021	22.7	$3.56	$64.9	5.71
As of December 31, 2021
Exercisable options	18.9	$3.30	$58.5	5.23
Vested and expected to vest	22.7	$3.56	$64.9	5.71

The following table presents the weighted-average grant date fair value and related assumptions used to estimate the fair value of our stock options:

	Year Ended December 31,
	2021	2020	2019
Expected term, in years	6	6	6
Risk-free interest rates	0.7%	0.8%	2.5%
Expected volatility	34%	36%	43%
Dividend yield	—	—	—
Weighted-average estimated fair value of stock options granted(1)	$7.21	$2.35	$2.41

(1)	Of the total the weighted-average estimated fair value of the Zynga Replacement Stock options, $5.10 was allocated to the post-combination value.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021, 2020 and 2019 was $65.3 million, $12.4 million and $44.9 million, respectively. The total grant date fair value of options that vested during the year ended December 31, 2021, 2020 and 2019 was $11.9 million, $13.1 million and $9.5 million, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense of $8.9 million related to unvested stock options is expected to be recognized over a weighted-average recognition period of approximately 1.6 years.

RSU Activity

RSUs are granted to eligible employees under the 2011 Plan. In general, RSU awards vest in annual or quarterly installments over a period of four years, are subject to the employee’s continuing service to us and do not have an expiration date. The cost of RSUs is determined using the fair value of our common stock on the date of grant.

The following table shows a summary of RSU activity for the year ended December 31, 2021, which includes performance and market-based awards (in millions, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-
		Average Grant Date	Aggregate Intrinsic
		Fair Value	Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2020	64.5	$7.43	$636.0
Granted	27.7	9.51
Vested	(21.8)	6.51
Forfeited	(8.0)	7.36
Unvested as of December 31, 2021	62.4	$8.68	$399.4

As of December 31, 2021, total unamortized stock-based compensation expense relating to RSUs amounted to $491.6 million over a weighted-average recognition period of approximately 3.3 years.

Performance RSUs

On March 15, 2021, the Company granted performance-based awards to certain executives (the “2021 Performance RSUs”). The number of shares earned ranged from 0% to 150% of the 1.2 million target number of shares granted, depending on an adjusted operating cash flow metric for the year ended December 31, 2021 relative to pre-established thresholds. Based on actual performance for the year ended December 31, 2021, shares were earned at 100% achievement, with 25% vesting on the one year anniversary of the March 15, 2021 grant date and the remaining quarterly thereafter, subject to continued service by the employees.

Outside of the 2021 Performance RSUs, certain employees are eligible to receive Performance RSUs, which are subject to performance and time-based vesting requirements. The target number of shares of the Performance RSUs are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the date of employment with the Company. Generally, if the performance criteria are satisfied, 25% of the award will vest immediately or soon after with the remaining vesting ratably for each quarter or six month periods thereafter.

During the years ended December 31, 2021, 2020 and 2019, we recorded $6.2 million, $2.8 million and $1.2 million, respectively, of stock-based compensation expense related to Performance RSUs.

Market RSUs

On March 15, 2020, the Company granted Market RSUs to certain executive officers, with two separate prescribed measurement periods. Both prescribed measurement periods began on the grant date, with the first prescribed measurement period ending on December 31, 2021 (the “Two-Year Market RSUs”) and the second period ending on December 31, 2022 (the “Three-Year Market RSUs”). The number of RSUs earned (if any) will range from 0% to 150% of the target number of shares, depending on actual achievement of specific tiers for Zynga’s total shareholder return (“TSR”) relative to the TSR of companies comprising the S&P MidCap 400 Index over the prescribed measurement periods. If Zynga’s TSR is negative during any measurement period, the number of RSUs earned is capped at 100% of the target number of shares for that prescribed measurement period. Based on actual performance, no shares were earned related to the Two-Year Market RSUs.

Any shares earned related to the Three-Year Market RSUs will vest in three equal annual increments, beginning on March 15 of the year following the conclusion of each prescribed measurement period, subject to continued service by the executives. The target number of shares totaled 2.2 million each for the Two-Year Market RSUs and the Three-Year Market RSUs, for a total of 4.4 million target shares.

The estimated per share grant date fair value of the Two-Year Market RSUs and Three-Year Market RSUs was $7.37 and $7.41, respectively. The significant assumptions used in estimating the grant date fair value of each award included an expected volatility of 27%, a risk-free interest rate ranging from 0.5% to 0.6% and an expected dividend yield of zero. During the years ended December 31, 2021 and 2020, we recorded $6.6 million and $8.0 million of stock-based compensation expense related to the Market RSUs, respectively.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan (“2011 ESPP”), was approved by our Board of Directors in September 2011 and by our stockholders in November 2011 and amended in August 2012. The number of shares of our Class A common stock reserved for future issuance under our 2011 ESPP automatically increased on January 1 of each year, beginning on January 1, 2012, and continuing through January 1, 2021, by the lesser of 2% of the total number of shares of our capital stock outstanding as of December 31 of the preceding calendar year, 25,000,000 shares or the number of shares that may be determined by the Company’s Board of Directors.

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

As of December 31, 2021, there were $5.2 million of employee contributions withheld by the Company. During the year ended December 31, 2021, 2020 and 2019, the Company recognized $6.1 million, $3.6 million and $3.4 million of stock-based compensation expense related to the 2011 ESPP.

Employee Savings Plan

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 70% of their eligible compensation, or the statutory limit, whichever is lower. In 2021, 2020 and 2019, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 3% of each employee’s eligible compensation, subject to a maximum total contribution mandated by the IRS. The total expense for this savings plan was $8.2 million, $6.5 million and $5.8 million in the year ended December 31, 2021, 2020 and 2019, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2021, we had reserved shares of common stock for future issuance as follows (in millions):

December 31, 2021
Stock options outstanding	22.7
RSUs outstanding	62.4
2011 Equity Incentive Plan	166.0
2011 Employee Stock Purchase Plan	159.8
Total	410.9

13. Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component from December 31, 2019 to December 31, 2021 (in millions):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available- For-Sale Marketable Debt Securities	Total
Balance as of December 31, 2019	$(126.1)	$0.2	$(125.9)
Other comprehensive income (loss) before reclassifications	75.3	(0.1)	75.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	75.3	(0.1)	75.2
Balance as of December 31, 2020	$(50.8)	$0.1	$(50.7)
Other comprehensive income (loss) before reclassifications	(56.3)	(0.1)	(56.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(56.3)	(0.1)	(56.4)
Balance as of December 31, 2021	$(107.1)	$—	$(107.1)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Year Ended December 31,
	2021	2020	2019
	Class A	Class A	Class A
Basic
Net income (loss) attributable to common stockholders	$(104.2)	$(429.4)	$41.9
Weighted-average common shares outstanding	1,099.1	1,016.8	938.7
Net income (loss) per share attributable to common stockholders	$(0.09)	$(0.42)	$0.04
Diluted
Net income (loss) attributable to common stockholders – basic	$(104.2)	$(429.4)	$41.9
Weighted-average common shares outstanding – basic	1,099.1	1,016.8	938.7
Weighted-average effect of dilutive securities:
Stock options and employee stock purchase plan	—	—	13.0
RSUs	—	—	22.3
Weighted-average common shares outstanding – diluted	1,099.1	1,016.8	974.0
Net income (loss) per share attributable to common stockholders – diluted	$(0.09)	$(0.42)	$0.04

The following weighted-average employee equity awards and convertible debt instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Stock options and employee stock purchase plan	28.8	31.3	3.7
RSUs (including performance and market-based awards)	64.9	56.6	0.6
Convertible senior notes	8.2	—	—
Total	101.9	87.9	4.3

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual royalty and marketing commitments that may not be dependent on any deliverables. As of December 31, 2021, future minimum contractual royalty payments due to licensors and associated marketing commitments for the licensed products are as follows (in millions):

Year ending December 31:
2022	$12.7
2023	10.4
2024	10.0
2025	10.0
Thereafter	—
Total	$43.1

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of December 31, 2021, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in millions):

Year ending December 31:
2022	$74.5
2023	56.6
2024	36.9
Thereafter	—
Total	$168.0

Excluded from tables above is our uncertain income tax position liability of $22.0 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

On February 24, 2022, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington by plaintiffs Tonda Ferrando and Dex Marzano, both of whom purport to be Washington residents, on behalf of a Washington class of individuals who made purchases in the Company’s online social casino games, including Hit it Rich!, Black Diamond Casino, Wizard of Oz Slots, Willy Wonka Slots, and Game of Thrones™ Slots Casino. The complaint alleges that those games violate Washington state laws. Zynga and plaintiffs have agreed to formal mediation.

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

16. Subsequent Events

Proposed Merger with Take-Two

On January 9, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Take-Two Interactive Software, Inc. and two of its wholly-owned subsidiaries (“Take-Two”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, Zynga would become a wholly-owned subsidiary of Take-Two (the “Combination”). The Combination is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

As a result of the Combination, each issued and outstanding share of Zynga’s Class A Common Stock, other than dissenting shares and treasury shares, will be converted into a number of shares of Take-Two’s common stock (the “Stock Consideration”), equal to the Exchange Ratio (as defined below), and the right to receive $3.50 in cash.

The “Exchange Ratio” will be the following: (i) if the Take-Two Common Stock Price (as defined below) is an amount greater than $181.88, then the Exchange Ratio is 0.0350; (ii) if the Take-Two Common Stock Price is an amount greater than or equal to $156.50 but less than or equal to $181.88, then the Exchange Ratio is an amount equal to the quotient (rounded to five decimal places) obtained by dividing (a) $6.36 by (b) the Take-Two Common Stock Price; and (iii) if the Take-Two Common Stock Price is less than $156.50, then the Exchange Ratio is 0.0406. “Take-Two Common Stock Price” will be the volume-weighted average sales price per share of Take-Two Common Stock on the Nasdaq Global Select Market for the consecutive period beginning at 9:30 a.m. New York time on the twenty-third trading day immediately preceding the closing date of the Combination and concluding at 4:00 p.m. New York time on the third trading day immediately preceding such closing date.

The Merger Agreement also provides that at the effective time of the Combination (the “Effective Time”), (i) issued and outstanding options to purchase Zynga Common Stock will be assumed by Take-Two and automatically converted into options exercisable for shares of Take-Two Common Stock (the “Converted Options”), (ii) each issued and outstanding restricted stock unit award covering Zynga Common Stock will be assumed by Take-Two and automatically converted into a Take-Two restricted share unit award covering shares of Take-Two Common Stock (the “Converted RSUs”), and (iii) each issued and outstanding performance stock unit award covering Zynga Common Stock will be assumed by Take-Two and automatically converted into a Take-Two restricted share unit award covering a number of shares of Take-Two Common Stock determined based on the number of shares of Zynga Common Stock subject to the award immediately prior to the Effective Time as determined in accordance with the requirements of the applicable Zynga award agreement (the “Converted PSUs” and, together with the Converted Options, and the Converted RSUs, the “Converted Awards”), in each case with the number of shares (and exercise price, with respect to Converted Options) adjusted based on an exchange ratio that is intended to maintain the intrinsic value of the award immediately prior to the

Effective Time. Following the Effective Time, the Converted Awards will vest based on continued service and will continue to be governed by substantially the same terms and conditions as were applicable to the corresponding Zynga equity awards immediately prior to the Effective Time.

Pursuant to the terms of a “go-shop” provision in the Merger Agreement, during the period beginning on the date of the Merger Agreement and ending on February 24, 2022 (such period, the “Go-Shop Period”), Zynga may (i) solicit, propose or facilitate the making of alternative acquisition proposals from third parties; (ii) provide non-public information to third parties in connection with alternative acquisition proposals; and (iii) participate in discussions and negotiations with third parties regarding alternative acquisition proposals. The Go-Shop Period concluded on February 24, 2022. Zynga and Take-Two have agreed that, commencing at 12:01 a.m. (New York time) on February 25, 2022 (in the case of Zynga), and commencing upon the execution of the Merger Agreement (in the case of Take-Two), Zynga and Take-Two will be subject to “no-shop” restrictions and will not, subject to certain exceptions set forth in the Merger Agreement, (i) solicit or knowingly encourage inquiries or proposals relating to alternative acquisition transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information to third parties in connection with, alternative acquisition proposals. In addition, each of Zynga and Take-Two have agreed that, subject to certain exceptions, its board of directors will not withdraw its respective recommendations to their respective stockholders in favor of the approval and adoption of Merger Agreement and the Combination (in the case of Zynga), or the approval of the issuance of the Stock Consideration and the adoption of the Take-Two Charter Amendment (as defined below) (in the case of Take-Two).

The closing of the Combination is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement and the Combination by Zynga’s stockholders, (ii) the approval of the issuance of the Stock Consideration and the adoption of an amendment to Take-Two’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Take-Two Common Stock (the “Take-Two Charter Amendment”) by Take-Two’s stockholders, (iii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under the antitrust laws of certain non-United States jurisdictions, (iv) there having not occurred a material adverse effect on the other party, (v) the effectiveness of a registration statement on Form S-4 with respect to shares of Take-Two Common Stock to be issued in the Merger and (vi) other customary conditions.

Either Zynga or Take-Two may terminate the Merger Agreement if, among certain other circumstances, (i) the Combination has not become effective on or before January 9, 2023 or (ii) Zynga’s stockholders fail to approve and adopt the Merger Agreement and the Combination, or Take-Two’s stockholders fail to approve the issuance of the Stock Consideration and/or the adoption of the Take-Two Charter Amendment. Zynga may terminate the Merger Agreement in certain additional circumstances, including: (a) to allow Zynga to enter into a definitive agreement for an alternative business combination proposal that constitutes a “superior proposal,” or (b) if Take-Two’s board of directors withdraws or adversely changes its recommendation to Take-Two’s stockholders in favor of the approval of the issuance of the Stock Consideration or the adoption of the Take-Two Charter Amendment. Take-Two may terminate the Merger Agreement in certain additional circumstances, including if Zynga’s board of directors withdraws or adversely changes its recommendation to Zynga’s stockholders in favor of the approval and adoption of the Merger Agreement and the Combination.

The Merger Agreement provides for the payment of a “termination fee” upon the termination of the Merger Agreement in specified circumstances, including if the Merger Agreement is terminated by either Take-Two or Zynga as a result of an adverse change in the recommendation of the other party’s board of directors. In the event that Zynga terminates the Merger Agreement following an adverse change in the recommendation of Take-Two’s board of directors, Take-Two would be required to pay to Zynga a termination fee of $550.0 million. In the event that Take-Two terminates the Merger Agreement following an adverse change in the recommendation of Zynga’s board of directors, Zynga would be required to pay to Take-Two a termination fee of $550.0 million. In addition, Zynga is required to pay to Take-Two a termination fee of $550 million if Zynga terminates the Merger Agreement to enter into a definitive agreement for an alternative acquisition proposal for Zynga that constitutes a “superior proposal,” as defined in the Merger Agreement. If the Merger Agreement is terminated because Zynga’s stockholders fail to approve the adoption of the Merger Agreement and the Combination, and Take-Two’s stockholders approve the issuance of the Stock Consideration and the adoption of the Take-Two Charter Amendment, Zynga will be required to pay Take-Two an expense reimbursement of $50.0 million. If the Merger Agreement is terminated because Take-Two’s stockholders fail to approve the issuance of the Stock Consideration and the adoption of the Take-Two Charter Amendment, and Zynga’s stockholders approve the adoption of the Merger Agreement and the Combination, Take-Two will be required to pay to Zynga an expense reimbursement of $50.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 under the caption “Report of Independent Registered Public Accounting Firm” which is incorporated herein by reference.

We acquired Chartboost, Inc. and Beijing StarLark Technology Co., Ltd. on August 4, 2021 and October 5, 2021, respectively. As permitted by SEC guidance, we excluded certain internal controls over financial reporting related to these entities from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Combined revenue, operating expenses and total assets subject to these entities’ internal control over financial reporting that are excluded from our assessment of the effectiveness of internal control over financial reporting constituted approximately 1% of consolidated revenue, operating expenses and total assets, respectively, excluding acquisition method fair value adjustments, as of and for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
2.	Financial Statements Schedule:

Schedule II: Valuation and Qualifying Accounts (in millions)

Allowance for Credit Losses and Reserve for Uncollectible Advances	Balance at Beginning of Year(1)	Charges to Expense	Write-Offs, Net of Recoveries	Balance at End of Year
Year Ended December 31, 2021	$0.5	$0.4	$—	$0.9
Year Ended December 31, 2020	0.4	0.1	—	0.5
Year Ended December 31, 2019	2.7	0.1	(2.8)	—

(1)	The beginning balance for the year ended December 31, 2020 reflects the $0.4 million allowance for credit loss associated with our adoption of ASU 2016-13 on January 1, 2020.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Share Sale and Purchase Agreement dated as of 20 December 2018 relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	12/20/2018
2.2	Second Amendment Agreement made on April 13, 2021 to the Share Sale and Purchase Agreement dated as of 20 December 2018, and as amended on May 15, 2019, relating to the sale and purchase of all issued and outstanding shares and other equity securities of Small Giant Games Oy between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	10-Q	001-35375	2.1	5/6/2021
2.3†	Share Sale and Purchase Agreement dated as of 25 May 2018 relating to the sale and purchase of the entire issued share capital of Gram Games Teknoloji A.S. between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	5/30/2018
2.4	Amendment Agreement dated as of 22 October 2020 relating to the Share Sale and Purchase Agreement dated 25 May 2018 for the sale and purchase of the entire issued share capital of Gram Games Teknoloji Anonim Şirketi between the Sellers’ Representative and Zynga Inc. as Purchaser	10-Q	001-35375	2.3	11/5/2020
2.5†	Share Sale and Purchase Agreement dated as of 31 May 2020 relating to the sale and purchase of the entire issued share capital of Peak Oyun Yazılım ve Pazarlama Anonim Şirketi between those persons listed in Schedule 1 as Sellers and Zynga Inc. as Purchaser	8-K	001-35375	2.1	6/1/2020

2.6†	Amendment and Restatement Agreement dated 30 June 2021 between Zynga Inc. as Purchaser and those persons set out in Schedule 1 as the Sellers relating to the Share Sale and Purchase Agreement dated 4 August 2020 as later amended on 1 October 2020 for the sale and purchase of the entire issued share capital of Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi	10-Q	001-35375	2.1	8/6/2021
2.7†	Agreement and Plan of Merger, dated as of May 4, 2021, by and among the Registrant, Chartboost, Inc., Carnation MergeCo Inc., and Shareholder Representative Services LLC, as representative	8-K	001-35375	2.1	5/6/2021
2.8†	Master Business Transfer Agreement, dated as of August 3, 2021, by and among the Registrant, Beijing Fotoable Technology Limited, Funjoy Technology Limited, Beijing Guoren Interactive Technology Co., Ltd., Shanghai Xianke Guanchen Management Center, Shanghai Lanfeng Tuoyuan Management Center (Limited Partnership), Lvy Technology Limited and Beijing StarLark Technology Co., Ltd.	8-K	001-35375	2.1	11/9/2021
2.9	Agreement and Plan of Merger, dated as of January 9, 2022, by and among Take-Two Interactive Software, Inc., Zynga Inc., Zebra MS I, Inc., and Zebra MS II, Inc.	8-K	001-35375	2.1	1/10/2022
3.1	Seventeenth Amended and Restated Certificate of Incorporation of Zynga Inc.	8-K	001-35375	3.1	6/11/2014
3.2	Fifth Amended and Restated Bylaws of Zynga Inc.	10-K	001-35375	3.2	2/26/2021
3.3	First Amendment to Fifth Amended and Restated Bylaws of Zynga Inc.	8-K	001-35375	3.1	1/10/2022
4.1	Form of Zynga Inc. Class A Common Stock Certificate	S-1/A	333-175298	4.1	11/4/2011
4.2	Indenture, dated June 14, 2019, between Zynga Inc. and Wells Fargo Bank, National Association	8-K	001-35375	4.1	6/14/2019
4.3	Form of 0.25% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K	001-35375	4.1	6/14/2019
4.4	Indenture, dated December 17, 2020, between Zynga Inc. and Wells Fargo Bank, National Association	8-K	001-35375	4.1	12/17/2020
4.5	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4)	8-K	001-35375	4.1	12/17/2020
4.6	Description of Securities	10-K	001-35375	4.4	2/28/2020
10.2+	Zynga Inc. 2007 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.2	8/27/2018
10.3+	Forms of Stock Option Agreement and Stock Option Exercise Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.3	11/17/2011
10.4+	Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2007 Equity Incentive Plan	S-1/A	333-175298	10.26	11/17/2011
10.5+	Zynga Inc. 2011 Equity Incentive Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.3	8/27/2018
10.6+	Forms of Stock Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan	S-1/A	333-175298	10.5	11/17/2011
10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan	10-Q	001-35375	10.3	5/8/2012

10.8+	Form of 2011 Equity Incentive Plan Performance Cash Award Agreement	8-K	001-35375	10.1	4/4/2013
10.9+	Zynga Inc. 2011 Employee Stock Purchase Plan, as amended on August 15, 2012	S-8	333-206185	4.6	8/7/2015
10.10+	Chartboost, Inc. 2012 Stock Plan and Form of Agreement	S-8	333-258591	99.1	8/6/2021
10.11+	Form of Indemnification Agreement made by and between Zynga Inc. and each of its directors and executive officers	S-1/A	333-175298	10.6	11/17/2011
10.12+	Zynga Inc. Non-Employee Director Compensation Policy					X
10.13+	Zynga Inc. Change in Control Severance Benefit Plan, as Amended and Restated on August 21, 2018	8-K	001-35375	10.1	8/27/2018
10.14+	Offer Letter, between Zynga Inc. and Frank Gibeau, as Amended and Restated effective as of August 23, 2018	8-K	001-35375	10.4	8/27/2018
10.15+	Offer Letter, between Zynga Inc. and Matthew Bromberg	10-Q	001-35375	101	8/5/2016
10.16+	Transition Agreement and Release by and between Matthew Bromberg and Zynga Inc.					X
10.17+	Offer Letter between Zynga Inc. and Bernard Kim	10-Q	001-35375	10.2	8/5/2016
10.18+	Offer letter between Zynga Inc. and James Gerard Griffin	8-K	001-35375	10.1	9/30/2016
10.19+	Offer letter between Zynga Inc. and Phuong Phillips	10-Q	001-35375	10.1	11/8/2017
10.20+	Offer letter between Zynga Inc. and Jeffrey Ryan	10-K	001-35375	10.19	2/28/2019
10.21+	Appointment Letter between Zynga Inc. and Amy Rawlings	10-Q	001-35375	10.2	8/6/2021
10.22+	Director Nomination Letter	8-K	001-35375	10.1	5/2/2018
10.23+	Consulting Services Agreement between Zynga Inc. and William B. Gordon, dated as of May 11, 2018	10-Q	001-35375	10.2	8/3/2018
10.24†	Agreement of Purchase and Sale, dated as of May 24, 2019, by and between Big Dog Holdings LLC, a subsidiary of the registrant, and BCP-CG 650 Property LLC	8-K	001-35375	10.1	5/28/2019
10.25†	Form of Office Lease, by and between Zynga Inc., as tenant, and BCP-CG 650 Property LLC, as landlord	8-K	001-35375	10.1	5/28/2019
10.26	Purchase Agreement, dated June 11, 2019, by and among Zynga Inc. and Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-35375	10.1	6/14/2019
10.27	Form of Capped Call Confirmation relating to the 0.25% Convertible Senior Notes due 2024	8-K	001-35375	10.2	6/14/2019
10.28	Purchase Agreement, dated December 14, 2020, by and among Zynga Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-35375	10.1	12/17/2020
10.29	Form of Capped Call Confirmation relating to the 0% Convertible Senior Notes due 2026	8-K	001-35375	10.2	12/17/2020
10.30	Credit Agreement, dated as of December 11, 2020, by and among Zynga Inc., as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders	8-K	001-35375	10.1	12/11/2020
10.31	First Amendment dated as of May 28, 2021 to the Credit Agreement, dated as of December 11, 2020, by and among Zynga Inc., as borrower, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders	10-Q	001-35375	10.1	8/8/2021

10.32	Form of Zynga Voting Agreement	8-K	001-35375	10.1	1/10/2022
10.33	Form of Zynga Voting Agreement	8-K	001-35375	10.2	1/10/2022
10.34	Form of Take-Two Voting Agreement	8-K	001-35375	10.3	1/10/2022
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X
31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X
32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Pincus	Chairman of the Board	February 25, 2022
Mark Pincus

/s/ Frank Gibeau	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Frank Gibeau

/s/ James Gerard Griffin	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
James Gerard Griffin

/s/ Amy M. Rawlings	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Amy M. Rawlings

/s/ Regina E. Dugan	Director	February 25, 2022
Regina E. Dugan

/s/ William “Bing” Gordon	Director	February 25, 2022
William “Bing” Gordon

/s/ Louis J. Lavigne, Jr.	Director	February 25, 2022
Louis J. Lavigne, Jr.

/s/ Carol G. Mills	Director	February 25, 2022
Carol G. Mills

/s/ Janice M. Roberts	Director	February 25, 2022
Janice M. Roberts

/s/ Ellen F. Siminoff	Director	February 25, 2022
Ellen F. Siminoff

/s/ Noel B. Watson	Director	February 25, 2022
Noel B. Watson