Form 10-K/A
period 2021-12-31
ZYNGA INC
filed 2022-04-04
CIK 1439404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year
ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number
:
001-35375

Zynga Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1733483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

699 Eighth Street San Francisco , CA	94103
(Address of principal executive offices)	(Zip Code)
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

  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days
.
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule
12b-2).    Yes  ☐    N
o  ☒
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
As of March 31, 2022, there wer
e 1,137,275,859
shares of the registrant’s Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young	Auditor Location: San Jose, CA

EXPLANATORY NOTE
Zynga Inc. (the “Company,” “Zynga,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Original
10-K”),
to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment to include Part III information in our Form
10-K
because a definitive proxy statement containing such information may not be filed by Zynga within 120 days after the end of the fiscal year covered by the Form
10-K.
In accordance with
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original
10-K
are hereby amended and restated in their entirety. Additionally, in accordance with
Rules 12b-15 and 13a-14 under
the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Zynga Inc.
Form
10-K/A
For the Fiscal Year Ended December 31, 2021

1

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Role of the Board
Our Board of Directors (the “Board”) is elected by Zynga’s stockholders to oversee their interests in the long-term health and overall success of Zynga’s business and financial strength. The Board serves as the ultimate decision-making body of Zynga, except for those matters reserved to, or shared with, the stockholders. The Board plays a critical role in the strategic planning process and regularly discusses strategy throughout the year. The Board selects and oversees the members of senior management, who are charged by the Board with conducting Zynga’s business and affairs.
Board Composition
The Board is currently comprised of nine (9) members. The current members of the Board are Mr. Pincus, Mr. Gibeau, Dr. Dugan, Mr. Gordon, Mr. Lavigne, Ms. Mills, Ms. Roberts, Ms. Siminoff and Mr. Watson. Each of our directors was elected to be a director for a one-year
term at our 2021 annual meeting of stockholders held on May 17, 2021.
Two-thirds
of our Board consist of independent members, and over half of our Board are women or underrepresented minorities. There are no family relationships among any of the directors or executive officers of Zynga.
Members of the Board of Directors
The following pages contain a brief biography of each member of our board of directors and a discussion of the relevant experiences, qualifications, attributes, or skills of each individual that led the Nominating and Corporate Governance Committee and the Board to recommend that person as a director. All of our directors have significant high-level managerial experience in complex organizations, a depth of experience and demonstrated excellence in his or her professional field(s), and personal values and judgment appropriate for serving as fiduciaries for our stockholders. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to our affairs.
The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes, or skills of each director that led the Board and the Nominating and Corporate Governance Committee to believe that such individual should continue to serve on the Board. However, each of the members of the Board and the Nominating and Corporate Governance Committee may have a variety of reasons why he or she believes a particular person would be an appropriate member of the Board, and these views may differ from the views of other members.

Mark Pincus

Director since: 2007 Age: 56
Mark Pincus is founder and Chairman of the Board of Zynga. He has served as our Chairman from April 2007 to March 2016, as Executive Chairman from March 2016 to May 2018, and as Chairman since May 2018. He previously served as Chief Executive Officer from April 2007 to July 2013 and from April 2015 to March 2016, and as Chief Product Officer from April 2007 to April 2014. An accomplished entrepreneur and investor, Mr. Pincus is a co-founding
member of Reinvent Capital.

In 2014, Mr. Pincus founded superlabs, a San Francisco-based product lab focused on developing products that connect and empower people, which was acquired by Zynga in 2015. He also founded Zynga.org in 2009, a non-profit
organization dedicated to using social games for social good. From 2003 to 2007, Mr. Pincus served as Chief Executive Officer and Chairman of Tribe.net, a company he launched and one of the first social networks in the industry. From 1997 to 2000, he served as Chairman of Support.com, Inc., a help desk automation software company he founded, and he served as Chief Executive Officer and President from December 1997 to July 1999. From 1996 to 1997, he served as Chief Executive Officer of FreeLoader, Inc., a web-based
news company he founded. Mr. Pincus also made founding investments in Napster, Twitter and Facebook.

Mr. Pincus graduated summa cum laude from University of Pennsylvania’s Wharton School of Business and earned an MBA from Harvard Business School. He is an angel investor in multiple Silicon Valley startups and regularly lectures at Stanford Graduate School of Business and Harvard Business School on topics including entrepreneurship, product and game design and managing at scale. He also designed and taught the first product management class at Stanford Graduate School of Business.

  Qualifications
Mr. Pincus was selected to serve on the Board because of his unique perspective and experience as our founder and Chairman, and for his prior leadership of our company, including as our former Chief Executive Officer and Chief Product Officer, in which he oversaw Zynga during periods of significant international expansion (both organically and via acquisitions). Mr. Pincus also has extensive experience in the technology sector, specifically the social media and Internet industries, and as an accomplished entrepreneur and investor in identifying, fostering and scaling new products, technologies and consumer trends.

Frank Gibeau

Director since: 2015 Age: 53
Frank Gibeau is the Chief Executive Officer of Zynga. He joined Zynga as CEO in March 2016 and has been a member of the Zynga Board of Directors since August 2015. He is a mobile, PC and console gaming industry expert with 25 years of experience in interactive entertainment.

As Zynga’s CEO, Mr. Gibeau led the company’s turnaround and transition to rapid growth. Zynga’s market cap during his tenure as CEO has grown significantly, in large part, due to optimizing live services and fortifying the company’s portfolio of popular franchises, including CSR Racing, Words With Friends, and Zynga Poker. Under Mr. Gibeau’s leadership, Zynga has acquired a pipeline of games including global hits
Empires
 & Puzzles
,
Merge Dragons!
,
Toon Blast
and
Golf Rival
, as well as secured game development partnerships with some of the world’s most iconic brands and entertainment franchises, such as Game of Thrones, Harry Potter, and Star Wars. Mr. Gibeau’s groundbreaking series of studio acquisitions, including Gram Games, Small Giant Games, Peak, Rollic and StarLark, along with innovation and success across the games portfolio, have positioned Zynga as a leader in interactive entertainment companies.

Mr. Gibeau spent more than two decades at Electronic Arts where he held a number of influential business and product leadership roles. Most recently, he served as the Executive Vice President of EA Mobile, where he led strategy, product development and publishing for the company’s fast-growing mobile games business. In that role, Mr. Gibeau managed EA’s portfolio of popular mobile franchises including The Simpsons: Tapped Out, Plants vs. Zombies, Real Racing, Bejeweled, Star Wars, Minions, SimCity, EA SPORTS and The Sims. In addition, Mr. Gibeau spearheaded the creation of new mobile IP and platform technology, as well as EA’s Chillingo publishing operation.

Prior to leading EA’s mobile business, Mr. Gibeau was President of EA Labels from 2011 to 2013, where he oversaw IP development, worldwide product management and marketing for major console and PC properties including Battlefield, FIFA, Madden NFL, Need for Speed, SimCity, Star Wars: The Old Republic, Mass Effect, Dragon Age and The Sims. He also spent four years as the President of the EA Games Label, leading a successful business turnaround that resulted in increased product quality, on-time
game delivery and dramatically reduced costs. Before that, Mr. Gibeau acted as EA’s Executive Vice President and General Manager of The Americas, where he was directly responsible for a publishing operation that accounted for more than $1.5 billion of EA’s annual revenue. While at EA, Mr. Gibeau also served as Executive Producer of the major motion picture “Need For Speed,” which was released in 2014.

For the past five years, Mr. Gibeau has served as the Chairman of the Corporate Advisory Board for the Marshall School of Business at the University of Southern California. He previously served on the Board of Directors for Cooliris, a mobile content and communication technology company; and, Graphiq, a data visualization company. Mr. Gibeau received a Bachelor of Science in Business Administration from the University of Southern California and a Masters of Business Administration from Santa Clara University.

  Qualifications

Mr. Gibeau was selected to serve on the Board due to his extensive leadership, knowledge and experience with the mobile, PC and console gaming industries. In addition, as our Chief Executive Officer, Mr. Gibeau has personally overseen the hiring our current senior management team, has a deep perspective on our operations, and provides key insight and advice in the Board’s consideration and oversight of corporate strategy and management development.

Dr. Regina E. Dugan

Director since: 2014 Age: 59 Current Committees: Compensation and Nominating and Corporate Governance Independent
Dr. Regina E. Dugan is currently the President & CEO of Wellcome Leap and also serves on the Board of Directors at Cruise, LLC.

Previously, Dr. Dugan served as the VP of Engineering at Facebook (NASDAQ: FB) from May 2016 until January 2018. In this position, she led Facebook’s “Building 8”, the company’s breakthrough consumer electronic product shipping, development, and R&D organization. She also served as VP of Engineering, Advanced Technology and Projects at Google Inc. (NASDAQ: GOOG, GOOGL) from March 2012 until May 2016, including 2 years as Senior Vice President of Advanced Technology and Projects at Google’s Motorola Mobility division, a telecommunications equipment company. She was the 19th director of the Defense Advanced Research Projects Agency, the principal agency within the U.S. Department of Defense for research, development and demonstration of high-risk, high-payoff capabilities for National Security from July 2009 to March 2012. Dr. Dugan also previously served on the Board of Directors of Varian Medical Systems, Inc. (NYSE: VAR), a manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, radiosurgery, and brachytherapy.

Dr. Dugan holds a Ph.D. in Mechanical Engineering from the California Institute of Technology. She was named a Caltech Distinguished Alumni, one of 256 historical honorees, and has been inducted into the VaTech Academy of Engineering Excellence.

  Qualifications

Dr. Dugan was selected to serve on the Board for her leadership in innovation and technology development and her demonstrated track record of inspiring teams to reevaluate and reimagine technologies and processes. Dr. Dugan brings a depth of perspective on important issues such as cybersecurity, privacy, operating principles and governance matters. Dr. Dugan’s professional experience contributes to the overall perspective and dialogue among our Board.

William “Bing” Gordon

Director since: 2008 Age: 72
Bing Gordon has been a partner at Kleiner Perkins Caufield & Byers, a venture capital firm, since June 2008. Mr. Gordon co-founded
Electronic Arts Inc. (NASDAQ: EA) and served as its Executive Vice President and Chief Creative Officer from March 1998 to May 2008. Mr. Gordon serves on the boards of directors and the compensation and leadership committee of Duolingo, Inc. (NASDAQ: DUOL), a mobile learning platform company, and is Chairman of the board of directors and member of the nomination committee of Truecaller AB (NASDAQ Stockholm:
TRUE-B),
a global platform for verifying contacts and blocking unwanted communications. He also serves on the board of directors of N3twork, a media sharing company and Airtime Media Inc., a messaging company. Mr. Gordon is a special advisor to the board of directors of Amazon.com, Inc. (NASDAQ: AMZN) and was previously a member of its board from 2003 until January 2018. He was also a founding director at ngmoco, LLC (acquired by DeNA Co. Ltd. in 2010) and Audible, Inc. (acquired by Amazon.com, Inc. in 2008).

Mr. Gordon was awarded the Academy of Interactive Arts & Sciences’ Lifetime Achievement Award in 2011 and held the game industry’s first endowed chair in game design at the University of Southern California School of Cinematic Arts.

Mr. Gordon earned an M.B.A. from the Stanford Graduate School of Business and a B.A. from Yale University.

  Qualifications

Mr. Gordon was selected to serve on the Board due to his extensive leadership and entrepreneurial experience as a senior executive of EA, a company he co-founded
and through which he gained experience with emerging technologies and consumer-focused product development and marketing issues, as well as his experience as a venture capitalist investing in and guiding technology companies. As a special consultant to Zynga, Mr. Gordon also possesses and contributes in-depth
knowledge and understanding of our studio operations and game development efforts.

Louis J. Lavigne, Jr.

Director since: 2015 Age: 73 Current Committees: Audit, Nominating and Corporate Governance Independent
Louis J. Lavigne, Jr. has been Managing Partner of Laman Partners, LLC, a management consulting firm focusing on finance, strategy, and management since 2019 and Lavrite, LLC since 2005.

Mr. Lavigne has served on the boards of directors of several public and private companies and institutions. Mr. Lavigne served in various executive capacities with Genentech, Inc. (NYSE: DNA), a biotech company, for over 20 years, including, Chief Financial Officer from 1988 to 2005, Executive Vice President from 1997 to 2005; Senior Vice President from 1994 to 1997; Vice President from 1986 to 1994; and Controller from 1983 to 1986. Mr. Lavigne was named the Best CFO in Biotech in 2005 in the Institutional Investor Survey, and in June 2006, he received the Bay Area CFO of the
Year-Hall
of Fame Lifetime Achievement Award.

Mr. Lavigne serves as the lead director, chair of the audit committee, and member of the compensation committee of Alector, Inc. (NASDAQ:ALEC), a neurology-
immunology company, where has been a director since October 2018.

Mr. Lavigne has also served as a member and chairperson of the board, chair of the compensation committee, and member of the nominations committee of Accuray Incorporated (NASDAQ: ARAY), a radiation oncology company, from 2009 to 2021; as the lead director and chair of the audit committee of Rodan + Fields, LLC a private skincare company, from 2015 to 2021; as a member of the board, chair of the audit committee, and member of the compensation committee of DocuSign Inc.(NASDAQ:DOCU), an eSignature transaction management company, from 2013 to 2020; as a member of the board of directors and chair of the audit committee of Puppet, Inc., a private information cloud automation system management company, from 2015 to 2019; as a member of the board of directors of Assertio Holdings, Inc. (NASDAQ: ASRT), a specialty pharmaceutical company, from 2013 to 2019, where he was also chair of the compensation committee and previously the audit committee; and as a director and chair of the audit committee of NovoCure, Limited (NASDAQ:NVCR),a commercial stage oncology company, from 2013 to 2018.

Mr. Lavigne was also a member of the board of directors, the audit committee, and the science and technology committee of Allergan, Inc., a technology-driven,
global health care company that provides specialty pharmaceutical products worldwide, from 2005 until its acquisition by Actavis plc in 2015; as a director and chair of the audit committee of SafeNet, Inc., a private information security company, from 2010 until its acquisition by Gemalto NV in 2015; and as a director of BMC Software, Inc., an enterprise systems software vendor, from 2004 to 2007 and from 2008 to 2013, when it was acquired by a private investor group.

From 2011 to 2019, Mr. Lavigne was a board member and member of the audit and finance committees of the UCSF Benioff Children’s Hospitals and the UCSF Children’s Hospitals Foundation where he also was the prior chair of the board.

Mr. Lavigne holds a B.S. in Finance from Babson College and an M.B.A. from Temple University.

  Qualifications

Mr. Lavigne was selected to serve on the Board due to his extensive experience in business operations and management, strategy, finance, accounting and public company governance through his experience as a chief financial officer of a large, complex publicly-traded company and his extensive board leadership positions with a number of public company boards, audit committees and other organizations.

Carol G. Mills

Director since: 2017 Age: 68 Current Committees: Audit, Compensation Independent
Carol G. Mills has been an independent consultant since February 2006. Ms. Mills is or has been a member of the board of directors of numerous public and private companies: Alaska Communications Systems Group, Inc., a provider of broadband solutions, from 2013 to 2015; Ingram Micro Inc., an electronics company and information technology distributor, from 2014 to 2016; Adobe Systems Incorporated (NASDAQ: ADBE) from 1998 to 2011; Blue Coat Systems, Inc. from 2009 to 2012; RELX Group (NYSE: RELX) from 2016 to 2019, Tekelec, Inc. from 2007 to 2012, WhiteHat Systems from 2014 to 2017, and Xactly from 2010 to 2018.

Prior to her board service, she spent more than 30 years in top level operating positions (CEO, EVP, and SVP) at Hewlett-Packard, Juniper Networks, and Acta Technology.

Ms. Mills holds a B.A. in Economics from Smith College and an M.B.A. from Harvard University.

  Qualifications

Ms. Mills was selected to serve on our Board due to her significant managerial experience as an operating executive in technology industries, and her independence and substantial background in corporate governance, operations, and finance gained from serving on the boards of directors of several public companies.

Janice M. Roberts

Director since: 2017 Age: 66 Current Committees: Compensation (Chair) Independent Lead Independent Director
Janice M. Roberts is an experienced global technology executive and venture capitalist based in Silicon Valley, where her board experience spans public, private, and nonprofit organizations. She also serves on the public boards of Zebra Technologies, Inc. (NASDAQ: ZBRA) and Netgear, Inc. (NASDAQ:NTGR). Other recent public boards include RealNetworks, Inc. (NASDAQ:RNWK) and ARM Holdings Plc until its acquisition by the SoftBank Group.

Ms. Roberts has served as a Partner at Benhamou Global Ventures from 2014, where she invests in early stage and “cross-border” companies. From 2000 to 2013, Ms. Roberts served as Managing Director of Mayfield Fund; investing in wireless, mobile, enterprise and consumer technology companies. From 1992 to 2000, Ms. Roberts was employed by 3Com Corporation (acquired by Hewlett Packard), where she held various executive positions, including Senior Vice President of Global Marketing and Business Development, President of 3Com Ventures, and President of the Palm Computing Business Unit.

Ms. Roberts is Director of GBx Global.org, a curated network of British technology executives in Silicon Valley; supporting cross-border initiatives and emerging companies. She also serves on the advisory board of Illuminate Ventures and was a Board Director and President of the Ronald McDonald House at Stanford from 2011 to 2017.

Ms. Roberts holds a Bachelor of Commerce degree (honors) from the University of Birmingham in the U.K.

  Qualifications

Ms. Roberts was selected to serve on the Board due to her extensive executive-level experience with technology companies, including companies focused on mobile and wireless communications technologies, as well as her independence and professional experience as an investor and director of public and private companies.

Ellen F. Siminoff

Director since: 2012 Age: 54 Current Committees: Audit, Nominating and Corporate Governance (Chair) Independent
Ellen Siminoff is a long-tenured media and technology executive and board member. From 2007 to 2018, she was President and CEO of Shmoop University, an educational publishing company which has built millions of units of content. Ellen served as President and CEO of Efficient Frontier, a pioneer in the field of dynamic Search Engine Marketing (SEM) management services. Ms. Siminoff joined near the company’s founding and built Efficient Frontier to manage over $1 billion in marketing spend. Efficient Frontier was sold to Adobe for $425 million. Prior to Efficient Frontier, Ms. Siminoff had six years as a founding executive at Yahoo!. During her tenure, she led Business Development (VP, Business Development and Planning), Corporate Development (SVP, Corporate Development) and ran the Small Business and Entertainment Business units.

Among other boards and advisory relationships, she currently serves on the board of Zynga; the board of Discovery Education, the global leader in standards-aligned digital curriculum resources and professional learning for K-12 classrooms; the board of BigCommerce, a leading SAAS ecommerce platform, and the board of Verifone, the pre-eminent global payments platform. She has served as a member of the Advisory Board of Stanford University’s Graduate School of Business and serves on the President’s Advisory Council of Princeton University.

Other prior board experiences include SolarWinds, US Auto Parts Network, Journal Communications, and Mozilla Corporation, the developers of Firefox browsers.

Ms. Siminoff graduated Stanford’s Graduate School of Business with an M.B.A. and Princeton University with an A.B. in Economics. She is currently enrolled in the Harvard University online software engineering program, where she plans to continue studying.

  Qualifications

Ms. Siminoff was selected to serve on the Board due to her breadth of professional experiences in emerging growth and technology companies, her backgrounds in marketing and advertising, her knowledge of consumer trends and expertise in corporate and business development, her governance experience as a director of several public companies, and her success in a variety of industries.

Noel B. Watson, Jr.

Director since: 2020 Age: 46 Current Committees: Audit (Chair) Independent
Noel Watson currently serves as Chief Financial Officer of LegalZoom.com, Inc.(NASDAQ: LZ), an online legal technology company, and has held this position since November of 2020. Immediately prior to his position at LegalZoom, Mr. Watson served as the Chief Financial Officer of TrueCar, Inc. (NASDAQ: TRUE), an automotive digital marketplace. Beginning in February 2016 and prior to joining TrueCar, Mr. Watson held the position of Chief Accounting Officer of TripAdvisor Inc. (NASDAQ: TRIP), an online travel company. Prior, Mr. Watson has served in various accounting roles with TripAdvisor, most recently as the Company’s Vice President—Accounting, and Controller.

Mr. Watson began his career at Arthur Andersen LLP and received his bachelor’s degree in accounting from Bryant University.

  Qualifications

Mr. Watson was selected to serve on the Board due to his extensive expertise in finance, audit, accounting and fundraising matters, and his experience with technology and growth companies.

Board Leadership Structure
As part of its annual evaluation process described below, the Board reviews its leadership structure to ensure that it is designed to provide robust oversight and independent leadership and promote overall Board effectiveness. Our current Board leadership structure consists of:

Non-Executive Chairman	Lead Independent Director	Chief Executive Officer

Mark Pincus	Janice M. Roberts	Frank Gibeau
Non-Executive
Chairman.
We believe that Mr. Pincus’ extensive insights into Zynga, as its founder and former Chief Executive Officer, uniquely qualify him to lead our Board as its non-executive
chairman.
Lead Independent Director
. Ms. Roberts currently serves as our lead independent director. Ms. Roberts was appointed to this position by our Board upon the recommendation of the Nominating and Corporate Governance Committee, which is constituted by independent members of the Board. We believe that the lead independent director helps to ensure sufficient independence in its leadership and provides effective independent functioning of the Board in its oversight and governance responsibilities. The lead independent director performs such functions and duties provided in our Corporate Governance Guidelines, which are periodically reviewed and updated by the Board and the Nominating and Corporate Governance Committee, and as otherwise may be requested by the Board, including coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues, calling and chairing formal closed sessions of the independent directors, and leading Board meetings in the absence of the chairman of the Board.
Chief Executive Officer
. We believe that it is important to have our chief executive officer serve on the Board due to the depth of his perspective into our operations, capabilities, and culture, and his ability to provide key insight and advice in the Board’s consideration and oversight of corporate strategy and management development.
Committee Chairs.
Each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is led by an independent chair. These committees play a critical role in our governance and strategy, and each committee has access to management and the authority to retain independent advisors as it deems appropriate.

Audit Committee Chair	Compensation Committee Chair	Nominating and Corporate Governance Committee Chair

Noel B. Watson, Jr.	Janice M. Roberts	Ellen F. Siminoff
Director Independence
As required by the listing requirements and rules of the Nasdaq Stock Market LLC (“Nasdaq”), a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. The Board annually reviews all relevant business relationships that any director or director nominee may have with Zynga, its affiliates, and other companies. The Board also considers significant non-business
relationships disclosed to Zynga. As a result of its annual review and based upon information requested from and provided by each director and director nominee concerning his or her background, employment and affiliations, including family and other relationships, the Board has affirmatively determined that six (6) of our nine (9) nominees do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable the rules of the SEC and the listing standards of Nasdaq and any other applicable laws or regulations. The six independent directors are Dr. Dugan, Mr. Lavigne, Ms. Mills, Ms. Roberts, Ms. Siminoff and Mr. Watson.

In making these determinations, the Board considered the current and prior relationships that each non-employee
director and director nominee, or any of his or her family members, has with Zynga, our senior management and our independent auditors, and all other facts and circumstances deemed relevant in determining their independence, including the following:

•	Dr. Dugan’s prior roles with Google and Facebook, important commercial partners of Zynga.

•	Mr. Gordon’s role as an independent consultant to Zynga and roles with Amazon, an important commercial partner of Zynga, and Niantic, Inc., a mobile-gaming company.

•	The previous co-ownership by Ms. Siminoff, her spouse and Mr. Pincus of a small private airplane, which was not used for Zynga travel and was sold in 2015.

•	Any other relationships described under the heading “Transactions with Related Persons—Related Persons Transactions During the Year.”
Consideration of Director Nominees
Director Selection Process and Qualifications
Candidates for director positions are reviewed in the context of the current composition of the Board, our strategic and operating requirements and the long-term
interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers a candidate’s experience, skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and Zynga to maintain a balance of knowledge, experience, and capability. While our Corporate Governance Guidelines do not prescribe specific diversity standards, the Nominating and Corporate Governance Committee considers diversity in the context of the Board as a whole and takes into account the personal characteristics, experience, and skills of current and prospective directors to ensure that a broad range of perspectives are represented on the Board. In the case of incumbent directors, the Nominating and Corporate Governance Committee reviews such directors’ overall service to Zynga during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. The Nominating and Corporate Governance Committee also determines whether the nominee can be considered independent by the Board for purposes of meeting the Nasdaq listing standards.
The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Nominating and Corporate Governance Committee periodically assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee considers various potential candidates for director. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the Board, stockholders, or other persons. The Nominating and Corporate Governance Committee also has the authority to engage third-party search firms to identify and provide information on potential candidates.
The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. These candidates are evaluated at meetings of the Nominating and Corporate Governance Committee, and may be considered at any point during the year.
A candidate for director should, among other characteristics, have broad experience and demonstrated excellence in his or her field. In addition, a candidate for director should (i) possess relevant expertise upon which to be able to offer advice and guidance to management and be committed to enhancing long-term stockholder value, (ii) have sufficient time to devote to the affairs of Zynga and to carry out his or her duties, and (iii) have the ability to exercise sound business judgment and provide insight and practical wisdom based on experience.
Each director must represent the interests of all stockholders. Service on other boards of public companies should be limited to a number that permits each director, given his or her individual circumstances, to perform responsibly all director duties. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time.
Stockholder Recommendations
The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for candidates for the Board who meet the minimum qualifications as described above. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Submissions should be sent in accordance with the instructions for stockholder communications with the Board under the “Stockholder Communications with the Board or Committees” subsection of this Amendment. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director, and a representation that the nominating stockholder is a beneficial or record holder of our stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Following verification of the stockholder status of persons proposing candidates, the Nominating and Corporate Governance Committee will aggregate the recommendations and consider them at a regularly scheduled meeting prior to the issuance of the proxy statement for our next annual meeting of stockholders. If any materials are provided by a stockholder in connection with the recommendation of a director candidate, such materials will be forwarded to the Nominating and Corporate Governance Committee.
Majority Voting in Director Elections
In February 2019, we adopted a majority voting policy. Pursuant to this policy, a nominee in an uncontested election of directors must receive a majority of votes cast (that is, more “For” than “Against” votes) in order to be elected to the Board. If an incumbent director fails to receive the required vote for election in an uncontested election, then such director will, promptly following certification of the stockholder vote, offer his or her resignation to the Board for consideration in accordance with the procedures set forth in our Corporate Governance Guidelines. These procedures are summarized below.
In connection with an offered resignation, the Board, through its Qualified Independent Directors (as defined below), will evaluate the best interests of Zynga and our stockholders and will decide the appropriate action to be taken with respect to such offered resignation. Such action may include, without limitation: (1) accepting the resignation; (2) accepting the resignation effective as of a future date not later than 180 days following certification of the stockholder vote; (3) rejecting the resignation but addressing what the Qualified Independent Directors believe to be the underlying cause of the votes against the director; (4) rejecting the resignation but resolving that the director will not be nominated in the future for election; or (5) rejecting the resignation. Prior to making a decision, the Qualified Independent Directors may afford the affected director an opportunity to provide any information or statement that he or she deems relevant.
“Qualified Independent Directors” means all directors who are (1) independent directors (as defined in accordance with the Nasdaq listing standards); and (2) not required to offer their resignation in connection with a particular director election. If there are fewer than three independent directors then serving on the Board who are not required to offer their resignations, then “Qualified Independent Directors” means all of the independent directors, with each independent director who is required to offer his or her resignation recusing himself or herself from the deliberations and voting only with respect to his or her individual offer to resign.
In reaching their decision, the Qualified Independent Directors will consider all factors that they deem to be relevant, including but not limited to: (1) any stated reasons why stockholders voted against such director; (2) the extent to which the against votes exceed the votes for the election of the director and whether the against votes represent a majority of Zynga’s outstanding shares of common stock; (3) any alternatives for curing the underlying cause of the against votes; (4) the director’s tenure; (5) the director’s qualifications; (6) the director’s past and expected future contributions to Zynga and the Board; (7) the overall composition of the Board, including whether accepting the resignation would cause Zynga to fail, or potentially to fail, to comply with any applicable law, the Nasdaq listing standards or the rules and regulations of the SEC; and (8) whether such director’s continued service on the Board for a specified period of time is appropriate in light of current or anticipated events involving Zynga.
Following the Board’s determination, Zynga will, within four business days, disclose publicly the Board’s decision as to whether to accept the resignation offer. The disclosure must also include a description of the process by which the decision was reached, including, if applicable, the reason or reasons for rejecting the offered resignation.
Except as permitted by our Corporate Governance Guidelines, a director who is required to offer his or her resignation must not be present during the deliberations or voting as to whether to accept his or her resignation or a resignation offered by any other director.
All nominees in an uncontested election of directors will, by virtue of their being nominated, be deemed to have agreed to abide by our majority voting policy and must offer to resign and resign if requested to do so in accordance with our Corporate Governance Guidelines. From time to time, the Board may elect to have directors and proposed nominees for election as director provide appropriate written confirmation of their understanding and compliance with our majority voting policy.
Role of the Board in Risk Oversight
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day
management of the risks that we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board, as a whole, as well as through various Board committees that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for Zynga.

The Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. In furtherance of helping monitor our compliance with legal and regulatory requirements, the Audit Committee has appointed the Company’s Compliance Officers and receives regular reports from the Company’s Chief Legal Officer and Compliance Officers regarding areas of significant interest and the operation of the Company’s Compliance functions. In addition, the Audit Committee also oversees data privacy, data security and cybersecurity risk management, our business continuity plans and procedures, and the performance of our internal audit function. Our Audit Committee receives updates regarding our data privacy, data security and cybersecurity risk management from the Company’s management and senior leadership teams at each regular, quarterly Audit Committee meeting, and receives additional updates through special meetings and direct communications as circumstances may warrant. In discharging their responsibilities, our Audit Committee regularly reviews related Company policies, on at least an annual basis, and receives updates from the Company’s management, Compliance Officers, and other members of the Company’s senior leadership regarding our employee training and education programs on topics including applicable legal and regulatory compliance (e.g., anti-bribery and money laundering, and foreign sanctions compliance), our Code of Business Conduct and Ethics, and information and cyber-security best practices and risk management.
The Compensation Committee oversees and monitors our people operations (‘PeopleOps’ or human capital management) policies and practices and helps establish our compensation philosophies, including through oversight of our executive officer succession planning and leadership development initiatives, our efforts to promote diversity, equity and inclusion in our global workforce, the effective and efficient expenditure of our corporate resources, alignment of our investments in personnel with the interests of our stockholders, and assessing and monitoring whether any of our compensation policies and programs have the potential to encourage excessive risk-taking.
The Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct; evaluates our governance practices and policies in comparison to best practices in our industry; provides insights into necessary and strategic expertise, skills and perspectives anticipated to be required by members of our board of directors; makes recommendations relating to the composition of our board of directors and committees; oversees our director education initiatives; and oversees the evaluation of the effectiveness of our board of directors and committees.
Annual Meeting of Stockholders Attendance
It is our policy to strongly encourage directors and nominees for director to attend the annual meeting of stockholders. All of the nine directors elected to the Board at the 2021 annual meeting of stockholders were in attendance at that meeting.
Meetings of the Board
The Board met 17 times during 2021. All directors attended more than 75% of the aggregate number of meetings of the Board and of the committees on which they served during 2021.
Committees of the Board
The Board currently has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee has a written charter, which can be found on the corporate governance section of our investor relations website at
https://investor.zynga.com/corporate-governance
.
The following table provides membership for the 2021-2022 directorship terms for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee:

Name	Audit (1)	Compensation	Nominating and Corporate Governance

Mark Pincus

Frank Gibeau

Dr. Regina E. Dugan		Member	Member

William “Bing” Gordon

Louis J. Lavigne, Jr.	Chair / Member		Member

Carol G. Mills	Member	Member

Janice M. Roberts		Chair

Ellen F. Siminoff	Member		Chair

Noel B. Watson, Jr.	Member / Chair

(1)
Mr. Lavigne served as Chair of the Audit Committee until August 18, 2021 and continued as a Member of the Audit Committee. Mr. Watson was appointed as Chair of the Audit Committee on August 18, 2021 and continues to serve in that role.

Audit Committee

Met 6 times in 2021 Current Committee Members Noel B. Watson, Jr. (Chair) Louis J. Lavigne, Jr. Carol G. Mills Ellen F. Siminoff
The Audit Committee engages and evaluates Zynga’s independent registered public accounting firm and discusses with our independent registered public accounting firm the scope of their examinations, including areas where either the committee or the independent accountants believe special emphasis should be directed. The committee assesses the independence of Zynga’s independent registered public accounting firm and monitors the rotation of the partners assigned to Zynga’s audit engagement team. The committee oversees and reviews Zynga’s financial and accounting controls and processes, oversees and evaluates the scope of the annual audit, reviews audit results, and consults with management and Zynga’s independent registered public accounting firm prior to the presentation of financial statements to stockholders. The committee also oversees data privacy, data security and cybersecurity risk management, our business continuity plans and procedures and the performance of our internal audit function. Additionally, the committee, as appropriate, initiates inquiries into aspects of Zynga’s internal accounting controls and financial affairs; and considers and approves or disapproves any related party transactions.

The Board has determined that (i) all members of the Audit Committee are independent within the meaning of the rules of the SEC and the listing standards of Nasdaq and meet Nasdaq’s financial knowledge and sophistication requirements and (ii) that each of Mr. Lavigne, Ms. Mills and Mr. Watson is an “audit committee financial expert” within the meaning of the SEC regulations.

The report of the Audit Committee is on page 40. For more information about the responsibilities of our Audit Committee, please see “Role of the Board in Risk Oversight” above.

Compensation Committee

Met 6 times in 2021 Current Committee Members Janice M. Roberts (Chair) Carol G. Mills Dr. Regina E. Dugan
The Compensation Committee reviews and approves all forms of compensation to be provided to the executive officers and non-employee
directors of Zynga; oversees, evaluates, adopts, and administers incentive and equity compensation plans and similar programs and modifies or terminates such plans and programs; provides recommendations to the Board on compensation-related proposals, including those to be considered at Zynga’s annual meeting; reviews our practices and policies regarding employee compensation and benefits, monitors policies as they relate to risk management and risk-taking incentives to determine whether such policies and practices are reasonably likely to have a material adverse effect on Zynga; reviews Zynga’s succession plans with respect to executive officer positions and recommends appropriate individuals to succeed to those positions; and oversees our efforts to promote diversity and inclusion in our global workforce.

The Board has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards, a
“non-employee
director” as defined in
Rule 16b-3
promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”).

No member of the Compensation Committee has been an employee of Zynga at any time. None of our executive officers currently serves, or has served during 2021, as a member of the board of directors or compensation committee of any entity at which one or more of our directors serves as an executive officer.

The specific determinations of the Compensation Committee with respect to executive compensation for 2021 are described in greater detail under the heading “Executive Compensation—Compensation Discussion and Analysis.”

The Report of the Compensation Committee is on page 28. For more information about the responsibilities of our Compensation Committee, please see “Role of the Board in Risk Oversight” above.

Nominating and Corporate Governance Committee

Met 3 times in 2021 Current Committee Members Ellen F. Siminoff (Chair) Dr. Regina E. Dugan Louis J. Lavigne, Jr.
The Nominating and Corporate Governance Committee oversees our corporate governance functions; periodically reviews and evaluates our director performance; recommends to the Board and management areas for improvement; identifies, interviews, evaluates, nominates, and recommends individuals for membership on the Board and its committees; and reviews and recommends to the Board any amendments to our corporate governance policies.

The Board has determined that that all members of the Nominating and Corporate Governance Committee are independent under the Nasdaq listing standards.

For more information about the responsibilities of our Nominating and Corporate Governance Committee, please see “Role of the Board in Risk Oversight” above.

Non-Employee
Director Compensation
Historically, as compensation for their services, each of our non-employee
directors has been paid cash and granted time-based restricted stock units of Zynga (“RSUs”) under our equity incentive plans, all of which vests and is paid on a quarterly basis throughout the one-year
term. The Compensation Committee amended and restated our
Non-Employee
Director Compensation Policy most recently in May 2021. No
non-employee
director forwent or deferred any portion of his or her Board compensation in 2021.

Retainer	Total ($) (1)
Annual Retainer	$275,000
Chair of the Audit Committee Retainer	$50,000
Chair of the Compensation Committee Retainer	$35,000
Chair of the Nominating and Corporate Governance Committee Retainer	$15,000
Lead Independent Director	$50,000
Non-Executive Chairperson of the Board	$100,000
Non-Chair Member of the Audit Committee	$20,000
Non-Chair Member of the Compensation Committee	$15,000
Non-Chair Member of the Nominating and Corporate Governance Committee	$5,000

(1)	The Annual Retainer for each director is payable $50,000 in cash and $225,000 in RSUs, and each additional retainer is payable 100% in cash.
The following table sets forth information regarding compensation earned by or paid to our non-employee
directors during 2021.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)		All Other Compensation ($)		Total ($)
Dr. Regina E. Dugan	$70,000	(2)	$224,996	(3)	$—		$294,996
William “Bing” Gordon	$50,000	(4)	$224,996	(3)	$499,994	(5)	$774,990
Louis J. Lavigne, Jr.	$97,500	(6)	$224,996	(3)	$—		$322,496
Carol G. Mills	$85,000	(7)	$224,996	(3)	$—		$309,996
Mark Pincus	$150,000	(8)	$224,996	(3)	$—		$374,996
Janice M. Roberts	$135,000	(9)	$224,996	(3)	$—		$359,996
Ellen F. Siminoff	$85,000	(10)	$224,996	(3)	$—		$309,996
Noel B. Watson, Jr.	$77,500	(11)	$224,996	(3)	$—		$302,496

(1)
Represents the grant date fair value of RSUs issued to the director, calculated in accordance with FASB ASC Topic 718 for stock-based compensation transactions. For a discussion of the valuation of these awards, see Notes to Consolidated Financial Statements at Note 12, “Stockholders’ Equity and Other Employee Benefits” in our 2021 Annual Report. These amounts do not reflect whether the director has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs or the sale of the shares underlying the granted RSUs.

(2)
Represents the cash portion of the annual Board retainer, the non-chair
member of the Compensation Committee retainer and the
non-chair
member of the Nominating and Corporate Governance Committee retainer.

(3)	Represents the RSU portion of the annual Board retainer granted May 17, 2021.
(4)	Represents the cash portion of the annual Board retainer.
(5)
The entirety of this amount consists of compensation pursuant to the consulting services agreement by and between Zynga and Mr. Gordon effective as of May 11, 2018. Pursuant to that agreement, Mr. Gordon is paid $500,000 per year, of which Mr. Gordon received $100,000 in cash and $400,000 in RSUs. $399,994 is the grant date fair value of RSUs issued to Mr. Gordon in connection therewith, calculated in accordance with FASB ASC Topic 718 for stock-based compensation transactions. For a discussion of the valuation of this award, see Notes to Consolidated Financial Statements at Note 12, “Stockholders’ Equity and Other Employee Benefits” in our 2021 Annual Report. These amounts do not reflect whether Mr. Gordon has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs or the sale of the shares underlying the granted RSUs. $100,000 in cash was paid to Mr. Gordon in 2021 pursuant to the consulting services agreement. For more information, see “Compensation of William “Bing” Gordon” below.

(6)
Represents the cash portion of the annual Board retainer, the chair of the Audit Committee retainer (for the period of January 1 – August 18, 2021), the non-chair
member of the Audit Committee retainer (for the period of August 18 – December 31, 2021), and the non-chair
member of the Nominating and Corporate Governance Committee retainer.

(7)	Represents the cash portion of the annual Board retainer, the non-chair member of the Audit Committee retainer and the non-chair member of the Compensation Committee retainer.
(8)	Represents the cash portion of the annual Board retainer and the non-executive chairperson of the Board retainer.
(9)	Represents the cash portion of the annual Board retainer, the Lead Independent Director Retainer and the chair of the Compensation Committee retainer.
(10)	Represents the cash portion of the annual Board retainer, the non-chair member of the Audit Committee retainer, and the chair of the Nominating and Corporate Governance Committee retainer.
(11)
Represents the cash portion of the annual Board retainer, the non-chair
member of the Audit Committee retainer (for the period of January 1 – August 18, 2021) and the chair of the Audit Committee retainer (for the period of August 18 – December 31, 2021).

Compensation of William “Bing” Gordon
As a member of our Board since July 2008, Mr. Gordon has served the interests of Zynga’s shareholders for nearly 14 years, while gaining deep operational knowledge of our company and helping develop our studio leadership teams. Mr. Gordon has been a partner with Kleiner Perkins Caufield & Byers, a leading venture capital firm (KPCB), since June 2008, and serves as their Chief Product Officer and leader of the firm’s sFund, the investment initiative to fund and build applications and services that deliver on the promise of the social web. Mr. Gordon brings a unique perspective of finance and operational experience from his roles at KPCB and executive leadership and creative experience as the co-founder
and former Chief Creative Officer of Electronic Arts, Inc. (EA), in addition to advisory positions with Amazon.com, Inc. and other companies. At EA, Mr. Gordon helped create their studio organization, and contributed to the design and marketing of many EA franchises. Mr. Gordon’s contributions to the game industry have been recognized by the Academy of Interactive Arts & Sciences who awarded him with a Lifetime Achievement Award in 2011, and The University of Southern California’s School of Cinematic Arts where he received the game industry’s first endowed chair in game design. Mr. Gordon is particularly skilled in combining insights from new technologies and consumer trends with his knowledge and experience of gaming and electronic entertainment.
Throughout his tenure on our Board, Mr. Gordon has shared his product insights and knowledge, including as the former chairman of our Board’s Product Committee from June 2014 through December 2017. In early 2018, our management team saw the opportunity to engage Mr. Gordon in an operational capacity by advising the leadership of our global studios on new game development and live operations. Mr. Gibeau presented our board of directors with a proposal to engage Mr. Gordon on a consulting basis. The proposal was reviewed by our Audit Committee and Compensation Committee, each comprised solely of independent members of our board of directors, with input from the Compensation Committee’s independent compensation consultant regarding the level and form of compensation proposed to be paid to Mr. Gordon. Following discussions, the consulting agreement with Mr. Gordon was pre-approved
by our Audit Committee pursuant to our Related Person Transaction Policy and approved our Compensation Committee. In accordance with the terms of his consulting agreement, Mr. Gordon reports to our CEO, Mr. Gibeau, and receives $500,000 per year (currently, 80% of the consideration is payable in shares of Zynga’s Class A common stock and 20% in cash).
Mr. Gordon continues to provide guidance and advice to our global studios, including by providing talent coaching to our studio leadership teams, partnering directly with our game design teams, and providing detailed suggestions for improving the design of games and features under development. Due primarily to his consulting agreement, Mr. Gordon continues his role as a non-independent
member of our Board. Our management and independent Audit and Compensation committee members continue to oversee Mr. Gordon’s consulting relationship and believe that this consulting arrangement remains in the best interests of Zynga and its stockholders.
Corporate Governance
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions)), agents, and representatives, including directors and consultants. The full text of our Code of Business Conduct and Ethics is posted on the corporate governance section of our investor relations website at
https://investor.zynga.com/corporate-governance
.
We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions applicable to any individual subject to our Code of Business Conduct and Ethics on our investor relations website.
Corporate Governance Guidelines
We have documented our governance practices by adopting Corporate Governance Guidelines to assure that the Board and the Nominating and Corporate Governance Committee will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, function of the lead independent director, board meetings and involvement of senior management, chief executive officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each standing committee of the Board, may be viewed on the corporate governance section of our investor relations website at
https://investor.zynga.com/corporate-governance
.
Majority Voting in Director Elections
For a summary of our majority voting policy in director elections, see the section of this Amendment captioned “Board of Directors—Majority Voting in Director Elections.”
Stock Ownership Guidelines
The Board has adopted stock ownership guidelines for the
non-employee
directors and executive officers to promote a long-term perspective in managing the enterprise and to help align the long-term interests of Zynga’s stockholders and its senior executives and non-employee
directors.

Role	Required Stock Ownership (1)

Non-Employee Directors	Three times the annual Board cash and RSU retainer
Chief Executive Officer	Six times base salary
Executive Officers (other than the Chief Executive Officer)	Three times base salary

(1)	Calculated based on the average closing price of our Class A common stock for the prior year.
Under our stock ownership guidelines, each
non-employee
director and each executive officer is required to comply with our stock ownership guidelines within the later of January 1, 2022 or five years from his or her promotion or hiring as an executive officer or election to the Board. Failure to meet or show sustained progress toward meeting the ownership requirements set forth in our stock ownership guidelines may result in a reduction in future long term incentive grants or the requirement to retain all stock obtained through the vesting or exercise of equity grants. Mr. Pincus, Mr. Gordon, Ms. Siminoff, Dr. Dugan, Mr. Lavigne, Mr. Gibeau, Mr. Griffin, and Mr. Kim were required to comply with our stock ownership guidelines as of January 1, 2022, based on the dates that each of them was elected to the Board or appointed as an executive officer. Each such director and officer was compliant with our stock ownership guidelines, and no other non-employee
director or executive officer has failed to show sustained progress toward meeting the ownership requirements. A copy of our stock ownership guidelines is available on our investor relations website at
https://investor.zynga.com/corporate-governance
.
Hedging, Short Sale, and Pledging Policies
We have adopted an insider trading policy, which prohibits our employees and directors from purchasing any financial instrument that is designed to hedge or offset any decrease in the market value of our common stock. Our employees and directors are also restricted from engaging in short sales or any derivative financial transactions related to our common stock, including participating in exchange or ‘swap’ funds or engaging in other inherently speculative transactions with respect to our common stock.
We also have adopted additional restrictions on pledging of our common stock. This pledging policy prohibits directors and officers from pledging our common stock as collateral for a loan or to purchase our common stock on margin.

Executive Officers
The following is a list of our executive officers and their respective ages, positions, and brief biographies as of the date of this Amendment.

Frank Gibeau	Chief Executive Officer

Hired March 2016 Age: 53
Frank Gibeau has served as our Chief Executive Officer since March 2016. Mr. Gibeau’s biography is set forth on page 4 under the heading “Board of Directors – Members of the Board of Directors.” Mr. Gibeau is our principal executive officer.

James Gerard Griffin	Chief Financial Officer

Hired September 2016 Age: 54
James Gerard Griffin has served as our Chief Financial Officer since September 2016. Mr. Griffin has over 30 years of finance experience and a deep business understanding of consumer facing media, entertainment and technology.

Before joining Zynga, Mr. Griffin spent more than 10 years at EA. Most recently, from January 2013 to September 2016, he served as EA’s Senior Vice President of Finance where he led EA’s business finance teams. Before that, Mr. Griffin spent more than six years at EA’s international HQ in Geneva, Switzerland as Vice President and Chief Financial Officer for EA’s International and Global Publishing businesses. Prior to EA, Mr. Griffin held a number of senior finance and operational roles domestically and internationally at technology and media companies, including NBC Universal and Primedia, Inc., as well as in public accounting with KPMG.

Mr. Griffin received his Bachelors of Commerce degree from University College Galway and a postgraduate diploma in Professional Accounting from University College Dublin. Additionally, he is a fellow of the Institute of Chartered Accountants of Ireland.

Bernard Kim	President of Publishing

Hired June 2016 Age: 45
Bernard Kim is Zynga’s President. He is a mobile gaming and interactive entertainment veteran with more than 15 years of experience. As Zynga’s President of Publishing, Mr. Kim oversees how the company brings its games and services to players. He is responsible for Zynga’s global marketing, user acquisition, ad monetization, revenue, communications, consumer insights, product management, business development, and strategic partnerships. He manages teams in six countries and across four states in the U.S.

Mr. Kim also manages Zynga’s efforts around mergers and acquisitions. He led Zynga’s groundbreaking acquisitions of Peak Games, Gram Games (makers of Merge Dragons), and Small Giant Games (makers of Empires & Puzzles). Mr. Kim serves as Zynga’s point person for the mobile and entertainment industries. In August of 2019, he accepted PocketGamer’s #1 Top Developer award on behalf of Zynga.

Prior to joining Zynga, Mr. Kim spent nearly 10 years at Electronic Arts Inc., as the company’s Senior Vice President of Mobile Publishing. In that role, he oversaw EA’s mobile distribution, strategy, product management, analytics, network engagement, marketing, revenue demand planning, business development, third-party publishing, and mergers & acquisitions. During his tenure at EA, Mr. Kim also led EA’s games division in Asia and helped bring EA franchises including SimCity, Star Wars, The Sims, The Simpsons, Real Racing and EA SPORTS to billions of players.

Before joining EA, Mr. Kim served as Director of Sales and Channel Strategy at The Walt Disney Company, where he led sales and retail for Disney Mobile.

Mr. Kim holds Bachelor of Arts degrees in both Economics and Communications from Boston College.

Phuong Y. Phillips	Chief Legal Officer and Secretary

Hired September 2017 Age: 45
Phuong Y. Phillips has served as our Chief Legal Officer since September 2017. She oversees Zynga’s legal affairs. Ms. Phillips brings to Zynga nearly 15 years of technology and clean energy industry legal experience. Prior to joining Zynga, Ms. Phillips served as Associate General Counsel for Tesla, Inc., a designer and manufacturer of high-performance electric vehicles and related clean energy generation and storage products, from February 2017 through joining Zynga in September 2017. Before that, she spent more than six years at SolarCity Corporation, a distributed solar energy company specializing in engineering, installation and financing of solar energy systems, and served as Vice President, Deputy General Counsel and Head of Corporate and Securities from March 2015 to March 2017, and as Associate General Counsel and Head of Corporate and Securities from May 2012 to March 2015.

Prior to joining SolarCity in 2011, Ms. Phillips practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, P.C.

Ms. Phillips received a B.A. in Communication Studies and J.D. from the University of California, Los Angeles.

Jeff Ryan	Chief People Officer

Hired November 2017 Age: 54
Jeff Ryan is Chief People Officer for Zynga, responsible for global Human Resources, Recruiting, Workplace Services and Learning and Development for the company. He brings to Zynga more than 20 years of global HR experience, 15 in the digital media and gaming industries.

Prior to joining Zynga, Mr. Ryan served as Senior Vice President of People at GoPro, Inc., where he was responsible for global HR, facilities and real estate at the action camera and content company. Before joining GoPro, Mr. Ryan spent three years at CBS Corporation, as Senior Vice President of HR for the company’s Digital Media Business. In that role, he oversaw HR and recruiting for CBS Interactive, one of the largest publishers of premium content on the internet.

Mr. Ryan also spent nearly 7 years at Electronic Arts, where he served as Head of HR for EA Canada, Vice President of HR for EA Sports, and Vice President of HR for EA’s largest business unit, Publishing and Interactive. Earlier in his career Mr. Ryan held leadership positions at multinationals Shell Oil Products, an energy company, and Nestle, the world’s largest food and beverage company, and also spent 7 years living and working in Japan and Singapore.

Mr. Ryan holds a bachelor’s degree in Sociology from University of California, Los Angeles and an M.B.A. from The Anderson School of Management at UCLA.

Amy M. Rawlings	Chief Accounting Officer

Hired June 2010 Age: 37
Amy Rawlings is the Chief Accounting Officer of the Company. Ms. Rawlings has served as our Chief Accounting Officer since September 2020, and has spent more than eleven years at Zynga in various roles across our accounting and finance organization. Prior to her appointment as Chief Accounting Officer, Ms. Rawlings served as Vice President – Controller and Senior Director – Assistant Controller, where she helped lead our US and international accounting and operations teams. Before that, Ms. Rawlings managed the SEC Reporting and Revenue Accounting teams, assisting with various accounting standard adoption efforts, IPO readiness, SOX implementation and the financial statement preparation process.

Prior to joining Zynga, Ms. Rawlings worked at Ernst Young from 2006 to 2010.

Ms. Rawlings received a B.A. in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara, and is a Certified Public Accountant in the state of California.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
This section sets forth information with regard to compensation for services rendered by our named executive officers for 2021. The compensation provided to our named executive officers for 2021 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables.
Compensation Discussion and Analysis
Our Compensation Discussion and Analysis describes the compensation paid to our named executive officers in 2021 and is organized into six sections:

•	Executive Summary

•	Named Executive Officers (NEOs)

•	Executive Compensation Philosophy, Objectives, and Design

•	Compensation Setting Process

•	Executive Compensation Program

•	Fiscal 2022 Compensation

•	Other Compensation Information
Executive Summary
Company Background and Strategy.
Zynga is a global leader in interactive entertainment with a mission to connect the world through games. With massive global reach in more than 175 countries and regions, Zynga has a diverse portfolio of popular game franchises that have been downloaded more than four billion times on mobile including
CSR Racing
,
Empires
 & Puzzles
,
FarmVille
,
Golf Rival
,
Hair Challenge
,
Harry Potter: Puzzles
 & Spells
,
High Heels!
,
Merge Dragons!
,
Merge Magic!
,
Toon Blast
,
Toy Blast
,
Words With Friends
and
Zynga Poker
. In 2021, we acquired Chartboost, Inc. (“Chartboost”), a leading mobile programmatic advertising and monetization platform. By leveraging the global scale of our premium audience base, and the data generated from in-game
actions, combined with Chartboost’s demand side platform (DSP), supply side platform (SSP) and mediation capabilities, we have the ability to further optimize advertising yields and user acquisition.
Our people, content, brand, technology, and infrastructure are the driving force behind our leadership position in social games. We continue to make significant investments in our talented teams across all geographies and levels. Our proven and scalable live services platform is composed of best-in-class
product management, data science, user acquisition, advertising and platforms relationships, which help differentiate Zynga in the industry. Mobile is the largest and fastest growing games platform and is constantly evolving with new devices, technologies and distribution that will expand the overall accessibility of games. As a leading mobile-first, free-to-play,
live services company, we believe we are well positioned to capitalize on this opportunity through our highly diversified games portfolio and proven live services capabilities.

Over the past few years, our strong performance highlights our ability to scale Zynga through our multi-year growth strategy of:

Growing Live Services	Creating New Forever Franchises	Investing in New Platforms, Markets & Technologies	Acquisitions of Teams, Technologies and Franchises

Drive strong, recurring growth from our live services through a steady cadence of innovative bold beats.	Develop and launch new forever franchises that add to our live services portfolio. Maintain a rigorous approach to engineering hits.	Grow our international revenue and bookings while also innovating and experimenting with new game genres and platforms.	Acquire talented teams, technologies and franchises to further expand our capabilities and accelerate our growth.
In addition, we are investing in incremental growth initiatives where we believe Zynga is uniquely positioned to capitalize on several megatrends in interactive entertainment. These new initiatives include hyper-casual games, cross-platform play, international expansion and advertising technologies – all of which have the ability to meaningfully increase Zynga’s total addressable market and capabilities to further grow our business.
2021 Performance and Significant Achievements
In 2021, Zynga completed another outstanding year as we delivered our highest annual revenue and bookings in Zynga history. Live services were the primary driver of our results and are the foundation of our multi-year growth strategy. Layering on top of our live services foundation, we successfully launched
Puzzle Combat
and
FarmVille 3
, and executed acquisitions of Echtra – a cross-platform game studio that brings a talented development team and proprietary tools and technologies, Chartboost – a leading mobile programmatic advertising and monetization platform, and StarLark – developer of
Golf Rival
, the fast-growing and second-largest mobile golf game in the world. In 2021, Zynga also furthered its commitment to building a diverse and inclusive workplace with achievements in various diversity, equity, and inclusion (“DEI”) initiatives, including those shown in the “Human Capital in 2021” column in the below table. Our VP and Chief DEI Officer, hired in 2020, has played an instrumental role in proactively identifying and advancing our initiatives for 2021 and beyond.

Financial Performance in 2021 *	Growth & Expansion in 2021	Human Capital in 2021

✓
  Record annual revenue and bookings performances in Zynga history.
Revenue of $2.8 billion, up 42% year-over-year. Bookings of $2.8 billion, up 24% year-over-year.

✓
  Record annual average mobile daily active users (DAUs) and average mobile monthly active users (MAUs).
Mobile DAUs of 39 million, up 41% year-over-year. Mobile MAUs of 184 million, up 107% year-over-year.

✓
  Improved profitability.
Net loss of $104 million was $325 million better year-over-year and Adjusted EBITDA of $641 million increased by $374 million year-over-year.

✓
  Generated strong operating cash flow
of $254 million, and ended the year with approximately $1.2 billion cash and investments.

✓
  Game Launch.
In April 2021, we launched
Puzzle Combat
and in November 2021, we launched
FarmVille 3
worldwide on mobile platforms.

✓
  Echtra Acquisition.
On March 2, 2021, we acquired Echtra Games, adding talented developers with extensive cross-platform play experience as well as proprietary cross-platform development tools and technologies.

✓
  Chartboost Acquisition.
On August 4, 2021, we acquired Chartboost, adding a unified advertising platform that includes a DSP as well as SSP and mediation capabilities. Together, Zynga and Chartboost possess all the elements of a complete, next generation platform: high-quality content, direct player relationships, massive reach and full-stack advertising technology that can be applied across Zynga’s game portfolio and Chartboost’s advertising partners.

✓
  StarLark Acquisition.
On October 5, 2021, we acquired
Golf Rival
, the fast-growing and second largest mobile golf game in the

✓
  Became
Certified as a Great Place to Work
in the U.S. and Canada, and Best Places to Work in the U.K. for NaturalMotion.

✓
  Established new
scholarship partnerships and campus engagement with HBCUs
(Spelman, North Carolina A&T) to expand and empower Black representation in the game industry.

✓
  The first class of Zynga’s rotational development program included 58% minority talent, of which 92% were converted into full time employees.

✓
  Included in the
2022 Bloomberg Gender Equality Index
(based on 2021 data) for the fourth consecutive year.

✓
  Global pay equity
assessment by a 3
rd
party legal firm and for the 5
th
year in a row in U.S.

✓
  Demonstrated DEI leadership by leveraging Zynga games to celebrate inclusion. Launched
#PlayWithPride
with
High Heels!
game, as well as integrations on 7 other Zynga Game Titles.

✓
  70% of Zynga Employees are members of at least one ERG, up

Financial Performance in 2021 *	Growth & Expansion in 2021	Human Capital in 2021
	world, and the development team at StarLark, adding a talented development team and establishing Zynga’s developer presence in China, a country with top tier technical and creative talent.	from 30% in 2020. ERGs hosted 100+ all-virtual global events in 2021; 200% increase from 2020.
* Financial Information and Non-GAAP Financial Measures and Other Information
To supplement our Consolidated Financial Statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP
financial measures, including bookings and adjusted EBITDA. For more information about how we define and calculate these non-GAAP
financial measures and a discussion about their use and limitations please see page 4 in our Quarterly Earnings Letter on Form
8-K
filed on February 9, 2022 in the section titled
“Non-GAAP
Financial Measures”. Management uses
non-GAAP
financial measures internally in analyzing our financial results to assess operational performance and liquidity. Our non-GAAP
financial measures may be different from
non-GAAP
financial measures used by other companies.
The presentation of our
non-GAAP
financial measures is not intended to be considered in isolation or as a substitute for, or superior to, our GAAP financial statements. We believe that both management and investors benefit from referring to our non-GAAP
financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe our non-GAAP
financial measures are useful to investors because they allow for greater transparency with respect to key financial measures we use in making operating decisions and because our investors and analysts use them to help assess the health of our business.
We have provided reconciliations of our
non-GAAP
financial measures used to the most directly comparable GAAP financial measures in the following tables. Because of the limitations of our non-GAAP
financial measures discussed in our Quarterly Earnings Letter, you should consider the non-GAAP
financial measures presented below with our GAAP financial statements.

Reconciliation of Revenue to Bookings
	Twelve Months Ended

(in millions, unaudited)	12/31/2021	12/31/2020
Revenue	$2,800.5	$1,974.8
Change in deferred revenue	15.3	295.1
Other bookings adjustments	10.0	—

Bookings	$2,825.8	$2,269.9

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Twelve Months Ended

(in millions, unaudited)	12/31/2021	12/31/2020
Net income (loss)	$(104.2)	$(429.4)
Provision for income taxes	96.0	24.0
Other (income) expense, net	11.2	16.5
Interest income	(6.4)	(11.6)
Interest expense	59.2	30.3
Depreciation and amortization	237.9	142.1
Acquisition-related transaction expenses	25.2	12.5
Contingent consideration fair value adjustment	80.0	359.2
Expenses incurred from vacated lease (1)	74.4	—
Stock-based compensation expense	167.2	122.6

Adjusted EBITDA	$640.5	$266.2

(1)
Amount includes $66.8 million non-cash impairment charge related to our San Francisco office building and related leasehold improvements, property and equipment incurred in August 2021, as well as subsequent rent and other expenses (including depreciation) associated with the office building

Named Executive Officers
Our named executive officers for 2021 are:

•	Frank Gibeau, Chief Executive Officer (CEO)

•	James Gerard Griffin, Chief Financial Officer (CFO)

•	Bernard Kim, President of Publishing

•	Phuong Y. Phillips, Chief Legal Officer and Secretary (CLO)

•	Jeff Ryan, Chief People Officer (CPO)

•	Matthew S. Bromberg, former Chief Operating Officer (COO)
Mr. Bromberg served as our COO for a portion of 2021, and as such, is included as a named executive officer for 2021 per Securities and Exchange Commission (“SEC”) rules. Biographies for our named executive officers are set forth under the heading “Executive Officers.”
Executive Compensation Philosophy, Objectives, and Design
We believe that the most effective executive compensation program is one that is designed to: (i) reward the achievement of specific long-term and strategic goals, (ii) provide recognition for achievement of near-term objectives, and (iii) promote the closer alignment of executive officers’ interests with those of our stockholders.
Zynga’s executive compensation program is heavily weighted towards equity, using restricted stock units (RSUs) and performance stock units (PSUs) that require both the achievement of pre-established
performance goals and continued service in order to vest. We believe that the use of long-term equity compensation aligns the interests of executive officers with the long-term interests of our stockholders and focuses our executive officers on our strategic and financial goals. We also utilize short-term cash incentive bonuses to motivate execution of near-term objectives. We have a pay-for-performance
compensation philosophy, and each individual executive’s compensation is adjusted based on achievement of business objectives. We expect our executives to aggressively pursue our business objectives while also maintaining policies and practices designed to discourage excessive risk-taking behavior that may negatively impact stockholders.
The Company competes for its executive and senior talent within the high growth gaming, interactive entertainment, and technology sectors, globally. The market is particularly competitive for executives with specific game industry expertise in San Francisco, Silicon Valley and throughout the world. This has been especially true over the past year. We review our executive compensation philosophy, objectives, and design at least annually, and intend to continue to adjust our approach as necessary and appropriate to assist in achieving our near-term and longer-term business objectives.
Below is a summary of our key compensation governance practices.

What We Do		What We Don’t Do
✓	Provide a compensation mix heavily weighted towards equity to align our executives with stockholder interests	×	No pension plans or executive-only benefit/retirement plans
✓	Grant a substantial portion of executive equity awards with performance-based targets and vesting requirements	×	No pledging or hedging of our securities (including engaging in derivative securities)
✓	Maintain mandatory stock ownership guidelines for executive officers	×	No excise tax gross-ups upon a change in control
✓	Hold annual advisory votes on executive compensation	×	No guaranteed base salary increases
✓	Regularly review our executive compensation and peer group data	×	No incentivizing excessive risk-taking at the expense of stockholders
✓	Maintain a compensation recovery (clawback) policy in the event of a financial restatement
✓	Use an independent compensation consultant
✓	Maintain “double-trigger” change in control severance plans for executive officers, other than the CEO
✓	Review the individual performance of each member of the Executive Management Team
✓	Conduct an annual global pay equity review and remediate any gaps at the conclusion of the review
✓	Conduct full talent and succession reviews for Compensation Committee and Board

Compensation Setting Process
Role of Compensation Committee
. The Compensation Committee has primary responsibility for reviewing and approving the compensation that may become payable to our named executive officers, and provides direction to and works closely with our executive officers to enable management to implement the Compensation Committee’s decisions and align those decisions with the overall strategy. As part of risk management, the Compensation Committee evaluates Zynga’s compensation programs to strike the appropriate balance of risk and reward without encouraging excessive or inappropriate risks that would have an adverse impact on stockholders or the pursuit of short-term goals which may not serve our longer-term interests. During its discussions, the Compensation Committee included our Chief Executive Officer and Chief People Officer in meetings, and also regularly met in executive session without the Chief Executive Officer or other management present to prevent compromising its independence. The full Board reviews the performance of our CEO, and after considering the recommendations of the Compensation Committee, approves the compensation for the CEO.
In determining the compensation of our named executive officers, the Compensation Committee considers various factors, including:

•	Zynga’s performance and individual performance;

•	Zynga’s board-approved operating plan, and the degree of difficulty in achieving the plan targets;

•	Market data on compensation at peer companies, comparable companies and other companies we compete with for qualified talent;

•	An individual’s current and future responsibilities, and that person’s potential impact on Zynga’s culture and performance;

•	Our ability to continue to motivate and retain each executive officer;

•	The dynamic nature of our industry and pace of change at Zynga;

•	Negotiations with executive officers, particularly with respect to initial compensation packages;

•	Recommendations of our Chief Executive Officer and Chief People Officer, except with respect to their own compensation;

•	The executive officer’s existing equity awards and stock holdings; and

•	Compensation levels of Zynga executives with similar responsibilities.
Role of Compensation Consultants
. The Compensation Committee has the authority to engage independent advisors, such as compensation consultants, to assist it in carrying out its responsibilities. FW Cook, a well-known and respected compensation consulting firm that provides executive compensation advisory services to compensation committees and senior management, continued to serve as the Compensation Committee’s independent compensation consultant in 2021. FW Cook reviewed Compensation Committee materials, attended Compensation Committee meetings, reviewed Zynga’s peer group and competitive positioning of individual executives versus market, assisted the Compensation Committee as compensation issues arose, and provided recommendations on certain specific aspects of our compensation programs. The Compensation Committee assessed the independence of FW Cook pursuant to, and based on the factors set forth in, the SEC’s and Nasdaq’s rules and determined that no conflicts of interests existed. FW Cook is engaged by the Compensation Committee and does not provide other services for Zynga and will not do so without the consent of the Compensation Committee.
Role of Management
. In making decisions about our executive compensation program, the Compensation Committee seeks the input of our Chief Executive Officer and Chief People Officer regarding the salaries, target bonuses and the equity to be granted to our other executive officers. The Chief Executive Officer provides periodic reviews of the performance of each of our executive officers (other than himself) to assist the Compensation Committee in its determination of compensation for such executives. No executive officer participates directly in the final deliberations or determinations regarding his or her own compensation package and the approval of the compensation for our Chief Executive Officer always is made without him present and by the full Board.
Investor Engagement.
We have engaged D.F. King as our proxy solicitor and advisor since 2020 to aid our shareholder engagement efforts and help make our directors and management accessible to our shareholders. From April to May 2021, ahead of the 2021 Annual Meeting of Stockholders, we sought meetings with many of our stockholders to discuss our executive compensation program and our use of one-time
equity awards granted in 2020 (“2020 Long-Term Awards”). In particular, we sought to convey our 2020 Long-Term Awards, which have a longer
5-year
vesting period, were intended to incentivize long-term stockholder value creation and promote retention of executive team through the next phase of the Company’s growth.
Our stockholder outreach covered more than 50% of our outstanding shares, based on publicly available ownership data as of December 31, 2020, and we successfully arranged meetings with 10 of our stockholders, including our 4 largest stockholders. In our outreach, we were pleased to hear the majority of our stockholders expressed support toward the leadership of our executive team and the value creation they have achieved. We also received a range of responses regarding our executive compensation program. Several investors expressed support for our compensation policies, programs, and practices, and other investors expressed some concerns about a one-time
multi-year equity program as well as some suggestions for the structuring and metrics of performance-based awards.

Stockholder
“Say-on-Pay”
Vote
. At the 2021 Annual Meeting of Stockholders, we found that, in a break with past practice, a majority of stockholders who voted cast votes against the proposal, which received a 47% vote for the
“say-on-pay”
vote (well below our historically strong support of 92%, the average of results from 2017 to 2020).
Our Compensation Committee and management met multiple times throughout 2021 and 2022 to review our executive compensation program and consider potential modifications consistent with the feedback we received from our stockholders during the 2021
Say-on-Pay
cycle.
Throughout the annual review process, the Compensation Committee met regularly from November 2021 and consulted with its independent compensation consultant, FW Cook, on peer practices and approaches to our compensation program that would respond meaningfully to feedback from our stockholders and proxy advisers, while aligning with our business plan and compensation philosophy. We also worked with other external advisers to counsel management and the Compensation Committee on disclosure, tax and accounting issues.
This process was well underway when on January 9, 2022, Zynga entered into an Agreement and Plan of Merger with
Take-Two
Interactive Software, Inc. and certain affiliated entities (the
“Take-Two
Merger Agreement”). After significant deliberation and taking into consideration multiple factors including stockholder feedback from the 2021
Say-on-Pay
cycle, the pay practices of our peer companies, competition for executive officers, and the
Take-Two
Merger Agreement and pending acquisition, our Compensation Committee and Board determined it was appropriate to continue our existing executive compensation program. This resulted in awarding a similar mix and design of equity awards to our executive officers in 2022 as we awarded under the 2021 program. Individual awards reflected a rigorous review of performance (both company and personal objectives and key results), roles and responsibilities and competitive dynamics.
In addition in 2022, we continued to expand participation in our performance-based compensation programs by including additional members of our senior leadership team. This program uses financial and operating metrics to align pay with our OKR (objective and key result) reviews.
Furthermore, for the CEO the Board increased the PSU weighting to 63% of target equity grant value, and included additional key financial metrics related to Zynga’s 2022 total Company financial performance as well operating cash flow.
In 2022 base salaries and target bonus opportunities for our Named Executive Officers were not changed from 2021.
Use of Market Compensation Data
. To assess the competitiveness of our executive compensation program, the Compensation Committee considers the compensation practices of a peer group of technology companies of reasonably similar size to us on the basis of revenue, market cap, industry, and geography. The Compensation Committee periodically reviews and approves changes to the peer group, based on the recommendation of its independent compensation consultant.
As part of our Compensation Committee’s periodic review of our compensation peer group, in December 2020, our Compensation Committee, with assistance from FW Cook, approved an updated peer group to be used for 2021 compensation decisions focusing on other similarly sized consumer-facing tech businesses in the San Francisco Bay Area (and other similar competitive geographies). At the time the peer group was approved, Zynga ranked slightly below the 75th percentile of the peer group by revenue and slightly below the median of the peer group by market cap.

2021 Compensation Peer Group
Box, Inc.	IAC	Take-Two Interactive Software, Inc.
Chegg, Inc.	Match Group, Inc.	TripAdvisor
Dropbox, Inc.	Pinterest, Inc.	Unity Software
Etsy, Inc.	Roku, Inc.	Yelp Inc.
Glu Mobile Inc.	Scientific Games	Zillow Group, Inc.
The following companies were removed from our peer group due to being acquired, low market cap, or business fit: GrubHub, LogMeIn, Groupon, DocuSign, Twilio, and Zendesk. The following companies were added to our peer group based on growth, location, and consumer-focus: IAC, Scientific Games, TripAdvisor, and Unity Software.
We use our compensation peer group to assess the competitiveness of our executive compensation program and monitor evolving trends and practices in executive compensation programs. The Compensation Committee and FW Cook also reviewed Zynga’s overall compensation strategy compared to peers and within the increasingly competitive geography and industries within which we operate.

The table below shows how Zynga compares to the peer group used in 2021:

	Revenue — Latest Disclosed Four Quarters as of 12/31/2020 (1)	Market Capitalization as of 12/31/2020 (1)
75th Percentile	$2,869	$40,214
Median	$1,387	$16,159
25th Percentile	$755	$3,872
Zynga	$1,975	$10,650

(1)	Expressed in millions.
Executive Compensation Program
Our executive officer compensation packages for 2021 included three principal components (collectively referred to as “total direct compensation”):

2021 Compensation Component	Purpose
1. Base Salary	Compensate for job responsibilities, experience and performance.
2. Performance-Based Annual Cash Bonuses	Motivate our executive officers to achieve our short-term business and strategic goals.
3. Equity Awards (PSUs and RSUs)	Create alignment with stockholders and promote retention.
Our executive compensation program is designed to align the interests of our executive officers with our shareholders and to support our business and financial strategy. We seek to provide market competitive compensation to enable Zynga to attract, motivate, and retain highly talented individuals, with deep industry and functional experience. Our pay-for-performance
philosophy links compensation with achievement of performance goals and long-term stockholder value. Our goal is for our compensation decisions to focus and reward our executives for increasing stockholder value through their management of our business consistent with short- and long-term operational and strategic goals.
As Zynga has grown and our performance has improved, we have faced increased competition for our highly-qualified executives, which is further intensified by the unique characteristics of the gaming industry. Each year our Compensation Committee conducts a compensation review to help us understand and adapt to a competitive landscape for executive talent, to provide appropriate incentives designed to motivate and retain our management team, and to link our compensation with Company performance.
During 2021, we continued to provide the majority of our CEO’s and other executives’ compensation in the form of equity compensation. We use equity awards to drive performance, support long-term retention, and to instill an ownership mentality across the team. This approach has historically received strong support from stockholders. Reductions to the annual equity grants were made in 2021 for those Executives who received the 2020 Long-Term Award (discussed in detail in last year’s proxy statement).
The key features of our 2021 executive compensation program are summarized in the following table:

Component			Purpose

Annual Total Direct Compensation Program

Base Salary	Cash		✓ Provide a fixed portion of annual income to attract and retain skilled executives
Annual Bonus	Cash	80% based on Adjusted EBITDA 20% based on Annual Bookings	✓ Drive achievement of annual business plan ✓ Link compensation to key drivers of shareholder value
Equity	PSUs	50% of annual award grant value (1) Earned based on 2021 operating cash flow performance 4-year vesting schedule	✓ Link compensation to stockholder value ✓ Encourage achievement of key annual financial objectives that link to long-term growth ✓ Complimentary to metrics in the annual cash bonus plan
	RSUs	50% of annual award grant value (1) 4-year vesting schedule	✓ Link compensation to stockholder value ✓ Support retention and balance against excessive risk-taking

(1)
Percentage is an approximation based on the Compensation Committee’s target grant date value for each award, which target grant date values differ slightly from the accounting values shown in the Summary Compensation Table. For RSUs and annual PSUs, the number of stock units subject to each award was determined by dividing the Compensation Committee’s target grant date value by the
30-day
average closing price as of the grant date.

2021 Named Executive Officer Pay Mix Charts
(1)

(1)
Equity award values represent target amounts approved by the Compensation Committee and differ from the grant date fair value based on the Company’s methodology for converting into a number of RSUs and PSUs. Awards were converted from target value into a number of shares using the
30-day
average closing price as of the grant date.

Base Salary
. We provide base salary as a fixed source of compensation for our executive officers, allowing them a degree of certainty with respect to their annual compensation. The Compensation Committee recognizes the importance of base salaries as an element of compensation that helps to attract and retain highly qualified executive talent. Base salaries for our named executive officers were established in their hiring offer letter, and have been subject to annual review of responsibilities and performance by the Compensation Committee (taking into consideration, among other factors, the recommendations of our Chief Executive Officer and Chief People Officer, except with respect to their own compensation).
The base salaries for 2021 for our named executive officers are set forth in the table below. In March 2021, after evaluation of our executive officers’ performance, the competitiveness of their overall compensation arrangement relative to our compensation peer group, and the general recommendations of FW Cook, the Compensation Committee increased base salaries paid to Messrs. Griffin, Bromberg and Kim from $500,000 to $550,000, Ms. Phillips from $440,000 to $485,000, and Mr. Ryan from $400,000 to $440,000. The Compensation Committee did not make any changes to the 2021 base salary paid to Mr. Gibeau.

Name	Base Salary
Frank Gibeau	$1,000,000
James Gerard Griffin	$550,000
Bernard Kim	$550,000
Phuong Y. Phillips	$485,000
Jeff Ryan	$440,000
Matthew S. Bromberg	$550,000
Performance-Based Annual Cash Bonuses
. We provide performance-based annual cash bonuses to motivate our executive officers to achieve our business and strategic goals. Our named executive officers have a target bonus, which is set at a percentage of base salary and is reviewed and approved annually by our Compensation Committee. The Compensation Committee (and the Board, for the CEO) determines the final amount of the bonus based on Zynga’s performance relative to its operating plan and its assessment of the named executive officer’s overall individual performance, and the Compensation Committee (and Board) retain discretion to adjust bonus amounts notwithstanding performance, including reducing or eliminating bonus awards. Over the last few years, our executive officers’ bonus payments have been paid no higher than the corporate bonus funding percentage resulting from performance against stated objectives in Zynga’s operating plan, even when individual performance was rated very highly.

Target Bonus Opportunity.
The bonus targets and actual bonus payments for 2021 for our named executive are set forth below.

Name	Target (%) (1)	Target ($)	Actual ($)
Frank Gibeau	150%	$1,500,000	$1,483,500
James Gerard Griffin	100%	$550,000	$543,950
Bernard Kim	100%	$550,000	$543,950
Phuong Y. Phillips	75%	$363,750	$359,749
Jeff Ryan	75%	$330,000	$326,370
Matthew S. Bromberg	100%	$550,000	$543,950

(1)	Expressed as a percentage of such named executive officer’s base salary.
All of our named executive officers were eligible for a performance-based annual cash bonus in 2021. After reviewing the individual’s current compensation, market data on comparative positions and our performance, the Compensation Committee decided to not make any changes to the 2021 target bonus percentages for Messrs. Griffin, Bromberg, Kim and Ryan and Ms. Phillips. The annual bonus target percentage for Mr. Gibeau was increased from 125% to 150% based on several factors, including comparisons to Zynga’s peer group and other market data, the lack of any increase to Mr. Gibeau’s base salary since his joining in 2016, and the general recommendations of FW Cook.
Bonus Pool Funding and Performance Measure

2021 Bonus Pool Funding
	Bookings (excluding 2021 M&A)	Adjusted EBITDA (internal) (before bonus expense and excluding 2021 M&A)	Actual Plan Achievement (% of target)
Actual 2021 Financial Performance	$2,780 million	$706 million	98.9%

Target 2021 Financial Performance	$2,875 million	$711 million	—
For Reference: 2020 Actual Financial Performance	$1,910 million	$514 million
Cash bonuses for 2021 were tied to performance against predetermined financial targets, consistent with our pay-for-performance
compensation philosophy. For purposes of funding the incentive plan, our Compensation Committee established a “bonus pool” to be funded on the basis of our actual level of achievement of (i) bookings (20% weighting) and (ii) an internal metric referred to herein as “adjusted EBITDA (internal)” (80% weighting), and set the minimum threshold for funding the “bonus pool” at 80% of target amounts. For 2021, both the target and actual amounts achieved represented higher levels than target and actual performance for 2020. For purposes of funding the bonus pool, both “bookings” and “adjusted EBITDA (internal)”, an unreported, non-GAAP
financial measure, were selected as key measures we use to understand and evaluate our operational performance. Bookings represents a non-GAAP
financial measure that is equal to revenue excluding the impact of changes in deferred revenue in the period. We use bookings as one measure to evaluate the results of our operations, generate future operating plans and assess the performance of our company. “Adjusted EBITDA (internal)” is determined on a similar basis as our publicly reported adjusted EBITDA, and is further adjusted by excluding the impact of changes in deferred revenue in the period presented and before bonus expense. For funding of our 2021 bonus pool, if the threshold goals were not achieved, the participants were not eligible to earn any performance-based annual cash bonus compensation. In 2021, we achieved bookings of $2,780 million and $706 million of “adjusted EBITDA (internal)”, in each case, prior to funding the bonus pool and excluding our 2021 acquisitions of Chartboost, Echtra and StarLark, which resulted in an overall funding level of 98.9%. In early 2022, after consultation with our Chief Executive Officer, who provided extensive input on each executive officer’s individual performance during 2021, including their achievement of objectives and key results, established at the beginning of the year, the Compensation Committee determined that the actual bonus amounts for our named executive officers should match the overall plan achievement level, and each named executive officer earned an award consistent with our company-wide financial performance of 98.9% of target.
In November 2021, Mr. Bromberg resigned as our Chief Operating Officer and entered into a Transition Agreement and Release (the “Bromberg Transition Agreement”) which provided that Mr. Bromberg would continue as an employee of Zynga through March 2022 while his duties were transferred. In approving the Bromberg Transition Agreement, the Committee considered that Mr. Bromberg would assist the Company with an orderly transition of his duties. Pursuant to the Bromberg Transition Agreement, and in light of Mr. Bromberg’s ongoing performance of the duties expected of him during this period, Mr. Bromberg received a bonus equal to 100% of his expected bonus based on the overall funding of our 2021 bonus pool.

Equity Compensation
. Consistent with our compensation objectives, equity is the primary component of our executive compensation program because it allows us to attract and retain key talent in our industry and promotes closer alignment of our executives’ contributions with the long-term interests of Zynga and our stockholders. We believe that equity-based compensation should be designed to serve as an effective recruitment and retention tool while also motivating our executive officers to work toward corporate objectives that provide a meaningful return to our stockholders. Since 2018, our approach has been to provide equity grants annually. This allows the Compensation Committee to annually consider performance, retention, the competitive landscape, and evolving compensation best practices when determining the amount and form of awards. The Compensation Committee also considers our executives’ then-current total direct compensation, the compensation paid to an executive’s peers within Zynga, and the compensation paid to executives in comparable positions at other companies within our peer group. For 2021, our grant program consisted of two different types of equity:
Performance-Based Restricted Stock Units
. PSUs represent the right to receive one share of Class A common stock for each unit granted if specific performance specified by the Compensation Committee are achieved and the executive remains in continued service to Zynga. The PSUs granted in 2021 require the achievement of 2021 operating cash flow.
Time-Based Restricted Stock Units (RSUs).
RSUs represent the right to receive one share of Class A common stock for each unit granted, subject to continued service. The value of the RSUs is tied to the performance of our Class A common stock. Additionally, RSUs are scheduled to vest over multiple years, subject to continued service to Zynga through each vesting date. RSU awards typically vest over a four-year period, vesting in 1/16th quarterly installments (generally subject in each case to continued service with Zynga).
The Board and the Compensation Committee plan to continue the annual grant program with appropriate adjustments to grant levels, reflecting the prior issuance of the Long-Term Awards in 2020. For 2021 Awards specifically, Messrs. Gibeau, Griffin, Bromberg, and Kim, equity grants were reduced, consistent with the approach we described in adopting our 2020 Long-Term compensation program. Additional long-term programs are not anticipated at this time and it is the intention of our Board to continue to incorporate strong performance elements into executive compensation plans, consistent with operational, growth and strategic goals.
Taking into consideration feedback from our shareholders in response to our 2020 annual shareholder meeting, the amount of performance-based equity awards was increased to 50% PSUs and 50% RSUs. The PSUs are measured over a one-year
performance period against achievement of financial goals related to Zynga’s 2021 operating cash flow; actual performance is discussed in further detail below. The number of PSUs earned (if any) ranges from 0% to 150% of the target number shown below, depending on actual financial performance relative to the pre-established
goal. In addition to attaining the operating cash flow goal, the executive generally must remain in continued service with Zynga to actually vest in any PSUs, with 25% vesting after one year and the balance vesting in equal quarterly installments over the following three years. The RSUs vest over four years, subject to continued employment.
The following table provides summary information regarding the grants made to each executive. Each of the awards will subject to additional terms contained in Zynga’s 2011 equity plan and in the applicable award agreement.

Name	RSUs		PSUs
	Number of Shares Subject to Award	Target Value of RSU Award(1)	Target Number of Shares Subject to Award	Target Value of PSU Award(1)	Total Target Value
Frank Gibeau	251,371	$2,750,000	251,371	$2,750,000	$5,500,000
James Gerard Griffin	137,111	1,500,000	137,111	1,500,000	3,000,000
Bernard Kim	137,111	1,500,000	137,111	1,500,000	3,000,000
Phuong Phillips	148,537	1,625,000	148,537	1,625,000	3,300,000
Jeff Ryan	137,111	1,500,000	137,111	1,500,000	3,000,000
Matthew Bromberg	137,111	1,500,000	137,111	1,500,000	3,000,000

(1)
Equity award values represent target amounts approved by the Compensation Committee and differ from the grant date fair value disclosed in the executive compensation tables (and determined based on accounting rules) based on the Company’s methodology for converting into a number of RSUs and PSUs. Awards were converted from target value into a number of shares using the
30-day
average closing price as of the grant date for RSUs and annual PSUs.

In connection with a change in control, unvested 2021 Awards would accelerate and vest only if the officer were to experience a qualifying termination of employment. Importantly, vesting of the PSUs on a qualifying termination of employment generally will depend on actual performance versus the pre-established
goals. The Board and the Committee believed that this feature requiring goal attainment even upon a qualifying termination of employment was an important feature of the 2021 equity program. More information is provided below under the heading “Executive Compensation Tables—Potential Payments upon Termination or Change in Control”.
Earning of Annual PSUs based on Annual Operating Cash Flow
The performance period for the PSUs granted in 2021 required achievement of certain levels of operating cash flow for 2021. The Committee determined the use of a one-year
performance period was appropriate for driving performance in our dynamic industry, which involves continuous innovation of existing franchises and launches of new titles, and the previously granted 2020 Long-Term PSU awards which continue to cover a performance period through December 2023.
Based on the Company’s achievement of operating cash flow (adjusted) for 2021 of $245.6 million, the Compensation Committee certified these PSUs as earned and eligible to vest at 100.2% of the target number of PSUs for each of our named executive officers. PSUs earned based on performance remain subject to an employment-based vesting requirement that provides for vesting over a four-year period from the grant date. Thus, approximately 75% of the earned PSUs remain unvested as of the date of this disclosure.
First Half of 2020 Long-Term PSUs based on Relative Total Shareholder Return Not Earned
The PSUs granted as part of the 2020 Long-Term Awards require the achievement of goals for Zynga’s TSR as compared to the TSR of the companies in the S&P MidCap 400 Index (“Index”). Additional detail regarding these awards was disclosed in last year’s proxy statement. Relative TSR performance for one-half
of these PSUs granted is measured over a
two-year
performance period with the other half measured over a three-year performance period. Based on the Company’s achievement of relative TSR versus the Index over a two-year
period (ending December 31, 2021), the Compensation Committee determined these PSUs were not earned.
Fiscal 2022 Compensation
On January 9, 2022, Zynga entered into the Merger Agreement, as described above. After significant deliberation and taking into consideration multiple factors including stockholder feedback from the 2021
Say-on-Pay
cycle, the pay practices of our peer companies, competition for executive officers, and the
Take-Two
Merger Agreement and pending acquisition our Compensation Committee and Board determined it was appropriate to continue our existing executive compensation program. This resulted in awarding a similar mix and design of equity awards to our executive officers in 2022 as we awarded under the 2021 program. Individual awards reflected a rigorous review of performance (both company and personal objectives and key results), roles and responsibilities and competitive dynamics.
In addition in 2022, we continued to expand participation in our performance-based compensation programs by including additional members of our senior leadership team. This program uses financial and operating metrics to align pay with our OKR (objective and key result) reviews.
Furthermore, for the CEO the Board increased the PSU weighting to 63% of target equity grant value, and included additional key financial metrics related to Zynga’s 2022 total Company financial performance as well operating cash flow.
In 2022 base salaries and target bonus opportunities for our Named Executive Officers were not changed from 2021.
Other Compensation Information
Employment Agreements
. Each of our named executive officers has an offer letter which sets forth (i) that employment is on an
“at-will”
basis, (ii) the initial salary, target bonus, and equity awards for such named executive officer, and (iii) any severance benefits payable under certain circumstances. We have no long-term employment agreements with our named executive officers. The details of the offer letters for our named executive officers are disclosed under the heading “Executive Compensation—Compensation Discussion and Analysis,” the compensation tables, and the related narrative disclosure contained in this Amendment.
Corporate Housing and Commuting Benefit
. Pursuant to Mr. Kim’s offer letter, we provided to Mr. Kim corporate housing in San Francisco, as well as a commuter benefit pursuant to which we reimburse Mr. Kim for all of his reasonable business expenses (including his travel expenses). We also reimburse Mr. Kim for any increased tax liability associated with the corporate housing and commuter benefits. Mr. Kim’s corporate housing and associated benefits were discontinued in June 2020.
Post-Employment Compensation.
 In general, our executives are provided offer letters at hire, which define employment as at-will
and provide for initial salary and equity awards, as well as benefits upon various terminations. Any payments or benefits upon a termination are subject to a release of claims and restrictive covenants, and we do not provide Section 280G gross-up
payments for our named executive officers.

In 2018, in connection with the Compensation Committee’s regular review of evolving governance and market practices, we amended the Company’s pre-IPO
Change in Control Severance Benefits Plan to, among other things, remove single-trigger accelerated vesting of equity awards on a change in control and instead to provide that all severance payments and benefits under the plan will be payable only upon a double-trigger qualifying termination of employment in connection with a change in control. We believe that the amendments to our Change in Control Severance Benefits Plan bring the plan more in line with market practices.
Pursuant to Mr. Gibeau’s offer letter, he will receive certain single-trigger benefits upon a change in control as discussed below under the heading “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”
For a summary of the material terms and conditions of the severance and change in control agreements in effect as of December 31, 2021, see the information under the heading “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”
Employee Benefits.
 We provide standard health, dental, vision, life, and disability insurance benefits to our executive officers, on the same terms and conditions as provided to all other eligible employees. Our executive officers may also participate in our broad-based 401(k) plan, which includes a company match up to 3% of an employee’s eligible salary. The company match is fully vested at the time of the match. We believe these benefits are consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees.
Executive Stock Ownership Guidelines.
 As discussed in more detail above under the heading “Corporate Governance—Stock Ownership Guidelines,” we maintain ownership guidelines for the executive officers to promote a long-term perspective in managing the enterprise and to help align the long-term interests of Zynga’s stockholders and its senior executives.
Compensation Recovery Policies.
 Our executive compensation recovery policy (the “executive clawback policy”) permits Zynga to seek recovery of some or all of incentive compensation paid or awarded to executive officers where: (i) the payment, award, or vesting of such incentive compensation was predicated upon the achievement of financial results that were the product of fraudulent activity or fraud or willful misconduct, and (ii) a lower amount of, or no award of, such incentive compensation would have been made to executive officers based on the restated financial results (i.e., the financial results that would have pertained absent such fraudulent activity or willful misconduct). In such cases, the Board, if it determines appropriate in the circumstances and subject to applicable laws, may recover some or all of the incremental portion of the incentive compensation paid, vested, or awarded in excess of the incentive compensation that would have been paid, vested, or awarded based on the restated financial results, in each case on a “net” after tax basis. In addition, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive.
Prohibitions on Hedging, Pledging, and Margining.
 As discussed in more detail above under the heading “Corporate Governance—Hedging, Short Sale and Pledging Policies,” we maintain policies that prohibit our named executive officers from hedging and pledging our stock or holding our stock in a margin account.
Accounting and Tax Deductibility Treatment
. The accounting impact of our compensation programs and the tax deductibility of our compensation programs (including pursuant to section 162(m) of the Internal Revenue Code (“Section 162(m)”)) are each one of many factors that are considered in determining the size and structure of our programs as we strive to make our compensation programs reasonable and in the best interests of our stockholders. Special rules limit the deductibility of compensation paid to our Chief Executive Officer and other “covered employees” as determined under Section 162(m) and applicable guidance. Covered employees generally include the named executive officers shown in the Summary Compensation Table in this Amendment and certain former executive officers. Under Section 162(m), any compensation over $1,000,000 paid to any of the covered employees in any single year is not tax deductible by us (except for certain grandfathered arrangements entered into before 2018). The Compensation Committee and Board are mindful of the benefit to us of the full deductibility of compensation, but the Compensation Committee and Board believe that they should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives of attracting and retaining top tier executive talent.
Compensation Risk Assessment
Our Compensation Committee, together with its independent Compensation Consultant, assesses and considers potential risks when reviewing and approving our compensation policies and practices for our executive officers and our employees. We have designed our compensation programs, including our incentive plans, with features to address potential risks while rewarding participants for achieving financial and strategic objectives through prudent judgement and appropriate risk taking. In addition, we maintain stock ownership guidelines applicable to our named executive officers, an executive compensation recovery policy, as well as policies against hedging or pledging company securities, which together mitigate excessive risk-taking. We believe that our compensation policies and practices, taken as a whole, are not reasonably likely to have a material adverse impact on our business or our financial condition.

Report of the Compensation Committee
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.

Submitted by:

The Compensation Committee of Board
Janice M. Roberts (Chair)
Regina E. Dugan
Carol G. Mills
The information contained in the Report of the Compensation Committee shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that it is specifically incorporated by reference into a document filed under the Securities Act of 1933 or the Exchange Act.
Executive Compensation Tables
Summary Compensation Table
The following table summarizes information regarding the compensation awarded to, earned by, or paid to, our named executive officers during 2021, 2020, and 2019. All dollar amounts are rounded to the nearest whole dollar amount.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)		Total ($) (5)
Frank Gibeau	2021	$1,000,000	$—	$5,168,188	$—	$1,483,500	$1,250		$7,652,938
	2020	$1,000,000	$—	$28,290,020	$1,249,998	$1,462,500	$1,250		$32,003,768
	2019	$1,000,000	$—	$4,680,025	$4,373,546	$1,625,000	$1,250		$11,679,821
James Gerard Griffin	2021	$541,667	$—	$2,819,002	$—	$543,950	$8,700		$3,913,319
	2020	$500,000	$—	$12,730,498	$562,498	$585,000	$8,550		$14,386,547
	2019	$500,000	$—	$1,872,009	$1,749,419	$650,000	$8,400		$4,779,828
Bernard Kim	2021	$541,667	$—	$2,819,002	$—	$543,950	$8,700		$3,913,319
	2020	$500,000	$—	$12,730,498	$562,498	$585,000	$118,151	(6)	$14,496,147
	2019	$500,000	$—	$1,872,009	$1,749,419	$650,000	$153,113	(7)	$4,924,541
Phuong Y. Phillips	2021	$477,500	$—	$3,053,921	$—	$359,749	$8,700		$3,899,870
	2020	$438,333	$—	$1,457,703	$499,998	$386,000	$8,550		$2,790,584
	2019	$425,000	$—	$936,002	$874,708	$419,250	$8,400		$2,663,360
Jeff Ryan	2021	$433,333	$—	$2,819,002	$—	$326,370	$1,000		$3,579,705
	2020	$395,833	$—	$1,166,169	$399,998	$351,000	$938		$2,313,938
	2019	$370,833	$—	$748,804	$699,767	$365,625	$875		$2,185,904
Matthew S. Bromberg	2021	$541,667	$—	$2,819,002	$—	$543,950	$8,700		$3,913,319
	2020	$500,000	$—	$12,730,498	$562,498	$585,000	$8,550		$14,386,547
	2019	$500,000	$—	$1,872,009	$1,749,419	$650,000	$8,400		$4,779,828

(1)
This column reflects the grant date fair value of the granted stock awards, calculated in accordance with FASB ASC Topic 718 for stock-based compensation transactions. For a discussion of the valuation of the granted stock awards, see Notes to Consolidated Financial Statements at Note 12, “Stockholders’ Equity and Other Employee Benefits” in our 2021 Annual Report. For performance-based restricted stock unit (PSU) awards, amounts reflect the target performance, unless the Board has already determined the actual achievement. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the granted stock awards or the sale of the shares underlying the granted stock awards.

(2)
This column represents the grant date fair value of stock options, calculated in accordance with FASB ASC Topic 718 for stock-based compensation transactions. For additional information on the valuation assumptions, see Notes to Consolidated Financial Statements at Note 12, “Stockholders’ Equity and Other Employee Benefits” in our 2021 Annual Report. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the stock options, the exercise of stock options, or the sale of the shares underlying such stock options.

(3)	This column represents amounts earned and payable under our company-wide bonus plans.

(4)
This column does not include any imputed income with respect to group life, health, hospitalization, or medical reimbursement plans as Zynga’s plans (i) do not discriminate in favor of the named executive officers in scope, terms, or operation and (ii) are available generally to all salaried employees of Zynga. In addition to items further described below, the amounts in this column represent the amount of 401(k) plan match contributions made by Zynga.

(5)	Amounts may not total due to the impact of rounding.

(6)
Consists of (i) $93,710, which represents the value of corporate housing in San Francisco, (ii) $14,491, which represents the value of the commuter benefits provided to Mr. Kim in connection with his employment and (iii) $1,400, which represents certain home office expenses, in each case inclusive of any tax gross-up
provided to Mr. Kim.

(7)
Consists of (i) $110,713, which represents the value of corporate housing in San Francisco and (ii) $34,000, which represents the value of the commuter benefits provided to Mr. Kim in connection with his employment, in each case inclusive of any tax gross-up
provided to Mr. Kim.

Grants of
Plan-Based
Awards
The following table shows all plan-based awards granted to the named executive officers during 2021. The equity awards granted during 2021 identified in the following table are also reported in “Outstanding Equity Awards.” All dollar amounts are rounded to the nearest whole dollar amount.

			Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	Grant Date Fair Value of Stock and Option Awards (2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Frank Gibeau	3/15/2021	(3)	—	—	—	—	—	—	251,371	$2,584,094
	3/15/2021	(4)	—	—	—	201,096	251,371	377,056	—	$2,584,094
	—		$750,000	$1,500,000	$3,000,000	—	—	—	—	—
James Gerard Griffin	3/15/2021	(3)	—	—	—	—	—	—	137,111	$1,409,501
	3/15/2021	(4)	—	—	—	109,688	137,111	205,666	—	$1,409,501
	—		$275,000	$550,000	$1,100,000	—	—	—	—	—
Bernard Kim	3/15/2021	(3)	—	—	—	—	—	—	137,111	$1,409,501
	3/15/2021	(4)	—	—	—	109,688	137,111	205,666	—	$1,409,501
	—		$275,000	$550,000	$1,100,000	—	—	—	—	—
Phuong Y. Phillips	3/15/2021	(3)	—	—	—	—	—	—	148,537	$1,526,960
	3/15/2021	(4)	—	—	—	118,829	148,537	222,805	—	$1,526,960
	—		$181,875	$363,750	$727,500	—	—	—	—	—
Jeff Ryan	3/15/2021	(3)	—	—	—	—	—	—	137,111	$1,409,501
	3/15/2021	(4)	—	—	—	109,688	137,111	205,666	—	$1,409,501
	—		$165,000	$330,000	$660,000	—	—	—	—	—
Matthew S. Bromberg	3/15/2021	(3)	—	—	—	—	—	—	137,111	$1,409,501
	3/15/2021	(4)	—	—	—	109,688	137,111	205,666	—	$1,409,501
	—		$275,000	$550,000	$1,100,000	—	—	—	—	—

(1)
Amounts shown in these columns represent the range of possible cash payouts for each named executive officer under our 2021 bonus plan, as determined by the Board and the Compensation Committee for fiscal 2021. Please see the discussion in the “executive compensation program components” section of the “compensation discussion and analysis” above.

(2)
This column reflects the grant date fair value of the granted RSUs and PSUs, calculated in accordance with FASB ASC Topic 718 for stock-based compensation transactions. For a discussion of the valuation of the granted RSUs and PSUs, see Notes to Consolidated Financial Statements at Note 12, “Stockholders’ Equity and Other Employee Benefits” in our 2021 Annual Report. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs and PSUs or the sale of the shares underlying the granted RSUs and PSUs.

(3)
Represents time-based RSUs that vest as follows: 25% of the stock options/RSUs vest on March 15, 2021, with an additional 6.25% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(4)
Represents PSUs that would vest, if at all, as follows: 25% of any earnings PSUs would vest on March 15, 2022, with an additional 6.25% of the earned PSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

Outstanding Equity Awards
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021. Dollar amounts, except exercise prices, are rounded to the nearest whole dollar.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Frank Gibeau	3,907,333	(2)	—		$2.28	3/3/2026	—		$—
	2,180,821	(3)	311,546	(3)	$3.48	3/28/2028	—		$—
	1,248,055	(4)	567,297	(4)	$5.37	3/15/2029	—		$—
	232,712	(5)	299,202	(5)	$6.55	3/15/2030	—		$—
	—		—		$—	—	136,774	(3)	$875,354
	—		—		$—	—	272,347	(4)	$1,743,021
	—		—		$—	—	208,642	(5)	$1,335,309
	—		—		$—	—	1,418,768	(6)	$9,080,115
	—		—		$—	—	125,184	(7)	$801,178
	—		—		$—	—	927,800	(8)	$5,937,920
	—		—		$—	—	251,371	(9)	$1,608,774
	—		—		$—	—	251,873	(10)	$1,611,987
James Gerard Griffin	2,000,000	(11)	—		$2.85	10/14/2026	—		$—
	954,108	(3)	136,302	(3)	$3.48	3/28/2028	—		$—
	499,222	(4)	226,919	(4)	$5.37	3/15/2029	—		$—
	104,720	(5)	134,641	(5)	$6.55	3/15/2030	—		$—
	—		—		$—	—	59,839	(3)	$382,970
	—		—		$—	—	108,939	(4)	$697,210
	—		—		$—	—	93,888	(5)	$600,883
	—		—		$—	—	751,112	(12)	$4,807,117
	—		—		$—	—	56,331	(7)	$360,518
	—		—		$—	—	417,510	(8)	$2,672,064
	—		—		$—	—	137,111	(9)	$877,510
	—		—		$—	—	137,385	(10)	$879,264
Bernard Kim	4,500,000	(13)	—		$2.64	6/15/2026	—		$—
	954,108	(3)	136,302	(3)	$3.48	3/28/2028	—		$—
	499,222	(4)	226,919	(4)	$5.37	3/15/2029	—		$—
	104,720	(5)	134,641	(5)	$6.55	3/15/2030	—		$—
	—		—		$—	—	59,839	(3)	$382,970
	—		—		$—	—	108,939	(4)	$697,210
	—		—		$—	—	93,888	(5)	$600,883
	—		—		$—	—	676,001	(14)	$4,326,406
	—		—		$—	—	56,331	(7)	$360,518
	—		—		$—	—	417,510	(8)	$2,672,064
	—		—		$—	—	137,111	(9)	$877,510
	—		—		$—	—	137,385	(10)	$879,264
Phuong Y. Phillips	250,000	(15)	—		$3.83	10/14/2027	—		$—
	204,451	(3)	29,208	(3)	$3.48	3/28/2028	—		$—
	249,610	(4)	113,460	(4)	$5.37	3/15/2029	—		$—
	93,085	(5)	119,680	(5)	$6.55	3/15/2030	—		$—
	—		—		$—	—	12,823	(3)	$82,067
	—		—		$—	—	54,469	(4)	$348,602
	—		—		$—	—	83,456	(5)	$534,118
	—		—		$—	—	50,072	(7)	$320,461
	—		—		$—	—	148,537	(9)	$950,637
	—		—		$—	—	148,834	(10)	$952,538
Jeff Ryan	78,125	(16)	—	(16)	$4.04	10/14/2027	—		$—
	23,366	(3)	15,578	(3)	$3.48	3/28/2028	—		$—
	90,768	(4)	90,767	(4)	$5.37	3/15/2029	—		$—
	74,468	(5)	95,744	(5)	$6.55	3/15/2030	—		$—
	—		—		$—	—	6,839	(3)	$43,770
	—		—		$—	—	43,575	(4)	$278,880
	—		—		$—	—	66,765	(5)	$427,296
	—		—		$—	—	40,060	(7)	$256,384
	—		—		$—	—	137,111	(9)	$877,510
	—		—		$—	—	137,385	(10)	$879,264

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Matthew S. Bromberg	—		68,151	(3)	$3.48	3/28/2028	—		$—
	45,384	(4)	181,535	(4)	$5.37	3/15/2029	—		$—
	104,720	(5)	119,681	(5)	$6.55	3/15/2030	—		$—
	—		—		$—	—	29,920	(3)	$382,970
	—		—		$—	—	87,151	(4)	$697,210
	—		—		$—	—	83,456	(5)	$600,883
	—		—		$—	—	676,001	(17)	$4,566,758
	—		—		$—	—	50,072	(7)	$360,518
	—		—		$—	—	102,833	(9)	$877,510
	—		—		$—	—	103,038	(10)	$879,264

(1)
Represents the market value of the shares underlying the granted RSUs as of December 31, 2021, based on the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021.

(2)
Represents time-based stock options that vest as follows: 5% of the stock options vested on June 15, 2016, with an additional 5% of the stock options vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(3)
Represents time-based stock options/RSUs that vest as follows: 25% of the stock options/RSUs vested on April 15, 2019, with an additional 6.25% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(4)
Represents time-based stock options/RSUs that vest as follows: 25% of the stock options/RSUs vested on March 15, 2020, with an additional 6.25% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(5)
Represents time-based stock options/RSUs that vest as follows: 25% of the stock options/RSUs vest on March 15, 2021, with an additional 6.25% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(6)
Represents time-based RSUs that vest as follows: 5% of the RSUs vest on June 15, 2021, with an additional 5% of the RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(7)
Represents PSUs, based on actual achievement as determined by the Board following the 2020 fiscal year, that vest as follows: 25% of the PSUs vest on March 15, 2021, with an additional 6.25% of the PSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(8)
Represents PSUs that vest based upon the Company’s total relative stockholder return through December 31, 2022, any shares that vest would vest as follows: 1/3 of the PSUs vest on March 15, 2023, March 15, 2024 and March 15, 2025. PSUs reflect achievement of 100% of the target performance milestone, the actual number of shares subject to the award, if any, may range from
80-150%
of the target amount.

(9)
Represents time-based RSUs that vest as follows: 25% of the stock options/RSUs vest on March 15, 2022, with an additional 6.25% of the RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(10)
Represents PSUs, based on actual achievement as determined by the Board following the 2021 fiscal year, that vest as follows: 25% of the PSUs vest on March 15, 2022, with an additional 6.25% of the PSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(11)
Represents time-based stock options that vest as follows: 20% of the stock options vest on October 15, 2018, with an additional 5% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(12)
Represents time-based RSUs that vest as follows: 5% of the RSUs vest on January 15, 2022, with an additional 5% of the RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(13)
Represents time-based stock options that vest as follows: 20% of the stock options vest on June 15, 2018, with an additional 5% of the stock options vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(14)
Represents time-based RSUs that vest as follows: 5% of the RSUs vest on September 15, 2021, with an additional 5% of the RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(15)
Represents time-based stock options/RSUs that vest as follows: 25% of the stock options/RSUs vest on October 15, 2018, with an additional 6.25% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(16)
Represents time-based stock options/RSUs that vest as follows: 25% of the stock options/RSUs vest on December 15, 2018, with an additional 6.25% of the stock options/RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

(17)
Represents time-based RSUs that vest as follows: 5% of the RSUs vest on November 15, 2021, with an additional 5% of the RSUs vesting quarterly thereafter until fully vested, subject to continued service to Zynga through each vesting date.

Stock Option Exercises and Stock Vested
The following table shows information regarding stock options that were exercised and RSUs (including PSUs) that vested with respect to our named executive officers during 2021. All dollar amounts are rounded to the nearest whole dollar amount.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Frank Gibeau	20,550	$164,400	1,406,370	$13,191,487

James Gerard Griffin	1,000,000	$6,920,000	623,669	$5,856,137

Bernard Kim	500,000	$4,538,272	648,780	$6,129,312

Phuong Y. Phillips	—	$—	360,578	$3,387,461

Jeff Ryan	15,577	$132,405	356,623	$3,192,240

Matthew S. Bromberg	6,005,946	$27,247,025	736,225	$7,045,053

(1)
The value realized equals the difference between the fair market value of the Class A common stock underlying the options on the exercise date and the exercise price of the underlying options multiplied by the number of options exercised.

(2)	The value realized equals the fair market value of the Class A common stock underlying the RSUs on the vesting date multiplied by the number of RSUs that vested.
Pension Benefits
We do not have any defined benefit pension plans for our executive officers. Certain jurisdictions in which we have operations require that we make pension contributions to our employees.
Non-Qualified
Deferred Compensation
We do not offer any
non-qualified
deferred compensation plans for our executive officers.
Potential Payments Upon Termination or Change in Control
Non-Change
in Control
Pursuant to the offer letters entered into with our named executive officers, (i) if Zynga terminates such named executive officer’s employment without cause, (ii) if such named executive officer resigns in a constructive termination, or (iii) in the case of Mr. Gibeau, his employment ceases due to his death or disability (each as described in the applicable offer letter), subject to such named executive officer’s execution and non-revocation
of a release of claims against Zynga and such named executive officer’s continued compliance with certain restrictive covenants, Zynga will pay such named executive officer the following severance benefits:

(x)
a separation payment equal to one times (1.0x) such named executive officer’s annual salary plus such named executive officer’s target bonus for the year in which the termination occurred, with such bonus pro-rated
for the number of days such named executive officer worked for Zynga in such year (paid in a lump sum),

(y)	accelerated vesting of such named executive officer’s time-based equity awards that would have vested in the one year period following such termination, and

(z)	in the event of a termination without cause or resignation in a constructive termination, COBRA premiums for up to 12 months following termination.
If the severance payments constitute an “excess parachute payment” within the meaning of Section 280G of the Code, Zynga is not required to provide reimbursement for any excise taxes imposed.
The performance-based equity awards granted to our named executive officers generally are not subject to the severance treatment of the above offer letters and instead contain specific provisions that condition accelerated vesting (if any) on actual performance versus the pre-established
operating cash flow or TSR goals. The Board and the Compensation Committee specifically intended that vesting of these awards generally should depend on actual goal achievement, even in a qualifying termination of employment. In the case of the PSUs that have been measured and earned based on achievement of performance goals, for a qualifying termination of employment by the Company without cause or by the executive with good reason (as defined in the award agreements), the continued service-based requirement will be waived in certain circumstances. In other words, any accelerated vesting still depends on goal achievement. Similarly, for the PSUs that are earned based on achievement of Zynga’s TSR versus the TSR of the companies in the S&P MidCap 400 Index, the continued service-based requirement may be waived for a qualifying termination of employment, but the number of shares that may vest (if any) still depends on Zynga’s relative TSR versus the companies in the index. If the TSR performance period still is ongoing at the time of the qualifying termination of employment, there generally is no ability to earn the PSUs unless either (a) a change in control occurs within 3 months after termination of employment (in which case the change in control rules below generally will apply), or (b) if the performance period end date is within 1 year after the qualifying termination, the terminated executive may be eligible for partial vesting to the extent that the TSR performance goal is achieved at the end of that performance period, all as described in the applicable award agreements.
In connection with Mr. Bromberg’s resignation as our Chief Operating Officer in November 2021, Mr. Bromberg waived the severance and acceleration benefits contained in his offer letter and the Change in Control Plan (as defined below).
The following table sets forth estimates of the benefits that our named executive officers would have received in the event of a termination without cause or a resignation in a constructive termination or a termination due to death or disability, in each case not in connection with a change in control (assuming the termination occurred on December 31, 2021).

	Termination in connection with Death or Disability			Qualifying Termination
Name	Cash Severance ($)	Equity Acceleration ($) (1)	Total ($) (2)	Cash Severance ($)	Continued Benefits ($) (3)	Equity Acceleration ($) (1)	Total ($) (2)

Frank Gibeau	$2,500,000	$8,142,089	$10,642,089	$2,500,000	$27,490	$8,142,089	$10,669,580

James Gerard Griffin	$—	$—	$—	$1,100,000	$27,490	$3,683,024	$4,810,515

Bernard Kim	$—	$—	$—	$1,100,000	$27,490	$3,683,031	$4,810,521

Phuong Y. Phillips	$—	$—	$—	$848,750	$27,490	$1,752,199	$2,628,440

Jeff Ryan	$—	$—	$—	$770,000	$27,490	$1,459,608	$2,257,099

(1)
Represents (i) for accelerated RSUs, the market value of the shares underlying the accelerated RSUs as of December 31, 2021, based on the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021, (ii) for accelerated PSUs, the market value of the shares underlying the accelerated PSUs as of December 31, 2021, based on the actual performance achievement as of December 31, 2021 and the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021 and (iii) for accelerated stock options, the positive spread, if any, between the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021 and the applicable stock option exercise price. PSUs reflect achievement of 100% of the target performance milestone, unless actual achievement has been certified by the Board, the actual number of shares subject to the award, if any, may range from
80-150%
of the target amount. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs, PSUs and stock options, the exercise of the granted stock options or the sale of the shares underlying the granted RSUs, PSUs and stock options.

(2)	Amounts may not total due to the impact of rounding.

(3)	Assumes that the named executive officer elected to receive full COBRA premiums for him or herself and all eligible family members/dependents for the applicable post-termination period.
Change in Control
Each of our executive officers, other than with respect to Mr. Gibeau, our Chief Executive Officer, is a participant in the Zynga Inc. Change in Control Severance Benefit Plan (the “Change in Control Plan”). Upon a change in control, each then-current participant who suffers a qualifying termination (meaning any termination by Zynga other than for cause or any voluntary termination with good reason, in each case as defined in the Change in Control Plan) within 3 months before or 18 months after a change in control will receive, in exchange for a release of claims:

(x)	a separation payment equal to one times (1.0x) such named executive officer’s annual salary plus such named executive officer’s target bonus for the year in which the termination occurred,

(y)	accelerated vesting of any unvested time-based equity awards, and

(z)	COBRA premiums for up to 12 months following termination.
The Change in Control Plan also provides for accelerated vesting of performance-based equity awards at target, unless otherwise specified in the applicable equity award agreement. The Change in Control Plan is not applicable to the performance-based equity awards granted to our named executive officers as those awards instead contain specific change in control provisions that base vesting on actual performance through a date before the change in control. The Change in Control Plan is designed to provide an internally consistent and equitable standard of accelerated vesting benefits, triggers, and conditions for our more senior level employees. We believe that a pre-existing
plan like the Change in Control Plan will allow our executive officers to focus on continuing normal business operations and the success of a potential business combination that may not be in their personal best interests, and to maintain a balanced perspective in making overall business decisions during a potentially uncertain period. We believe the size and terms of the benefits provide an appropriate balance between the costs and benefits to stockholders. We also believe these benefits are consistent with the benefits offered by companies with whom we compete for talent, and so allow us to recruit and retain key executive talent.
Pursuant to Mr. Gibeau’s offer letter, upon a change in control, 25% of Mr. Gibeau’s unvested equity awards will accelerate and vest, except that this acceleration will not apply to the performance-based equity awards that we granted to Mr. Gibeau as vesting of those awards instead will depend on actual performance through a date before the change in control. In the event of a change in control where the successor corporation does not assume Mr. Gibeau’s equity awards or substitute Mr. Gibeau’s equity awards for substantially similar awards with the same or a more favorable vesting schedule (“Replacement Equity”), then all of Mr. Gibeau’s equity awards will accelerate and vest in full. Additionally, (i) if Zynga terminates Mr. Gibeau’s employment without cause or (ii) if Mr. Gibeau resigns in a constructive termination (each as described in Mr. Gibeau’s respective offer letter), in either case during the
30-day
period immediately preceding a change in control or the
18-month
period following a change in control, subject to Mr. Gibeau’s execution and non-revocation
of a release of claims against Zynga and his continued compliance with certain restrictive covenants, Zynga will pay Mr. Gibeau the following severance benefits: (w) a separation payment equal to two times the sum of Mr. Gibeau’s annual base salary and his target bonus for the year in which the termination occurred (paid in a lump sum), (x) a separation payment equal to Mr. Gibeau’s target bonus for the year in which the termination occurred, with such bonus pro-rated
for the number of days Mr. Gibeau worked for Zynga in such year (paid in a lump sum), (y) accelerated vesting of all of Mr. Gibeau’s unvested time-based equity awards, and (z) COBRA premiums for up to 18 months following termination. If the severance payments constitute an “excess parachute payment” within the meaning of Section 280G of the Code, Zynga is not required to provide reimbursement for any excise taxes imposed. The above change in control treatment is not applicable to the performance-based equity awards granted to Mr. Gibeau, as explained in the next paragraph.
The performance-based equity awards granted by us contain specific change in control provisions that base vesting (if any) on actual performance through a date before the change in control and generally also require continued employment following the change in control. We believe that basing vesting on actual goal achievement, even in a change in control, shows our intent to make these awards truly performance-based. In the case of the PSUs that were earned based on achievement of certain levels of operating cash flow for 2021, if a change in control had occurred in 2021, the performance period would have been shortened to end on the fiscal quarter end date immediately preceding the change in control and the operating cash flow goal would have been prorated based on the percentage of the original fiscal year performance period that was completed. Similarly, for the PSUs that are earned based on achievement of Zynga’s TSR versus the TSR of the companies in the S&P MidCap 400 Index, the performance period will be shortened to a date within 15 days before the change in control, and earning of the awards otherwise still will depend on Zynga’s TSR versus the TSR of the companies in the S&P MidCap 400 Index over the shortened performance period. Both types of PSUs generally require the executive to continue in employment following the change in control, with actual vesting of any earned PSUs occurring in accordance with the original multi-year service-based vesting schedule. Accelerated vesting is provided of PSUs earned by goal achievement if the executive incurs a qualifying termination of employment by the Company without cause or by the executive with good reason, all as specified in the respective award agreements.
The following table sets forth estimates of the benefits that Mr. Gibeau would have received in the event of a change of control (assuming the change in control occurred on December 31, 2021) without any change in Mr. Gibeau’s employment.

	With Replacement Equity	Without Replacement Equity
Name	Equity Acceleration ($) (1)	Equity Acceleration ($) (1)
Frank Gibeau	$6,121,922	$24,487,688

(1)
Represents (i) for accelerated RSUs and PSUs, the market value of the shares underlying the accelerated RSUs and PSUs as of December 31, 2021, based on the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021 and (ii) for accelerated stock options, the positive spread, if any, between the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021 and the applicable stock option exercise price. PSUs reflect achievement of 100% of the target performance milestone, unless actual achievement has been certified by the Board, the actual number of shares subject to the award, if any, may range from
80-150%
of the target amount. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs, PSUs and stock options, the exercise of the granted stock options or the sale of the shares underlying the granted RSUs, PSUs and stock options.

The following table sets forth estimates of the benefits that our named executive officers would have received in the event of a termination without cause or a resignation in a constructive termination in connection with a change of control (assuming the change in control and the termination occurred on December 31, 2021).

Name	Cash Severance ($)	Continued Benefits ($) (1)	Equity Acceleration ($) (2)	Total ($)
Frank Gibeau	$6,500,000	$41,236	$24,487,688	$31,028,923
James Gerard Griffin (3)	$1,100,000	$27,490	$11,909,264	$13,036,755
Bernard Kim (3)	$1,100,000	$27,490	$11,428,554	$12,556,044
Phuong Y. Phillips (3)	$848,750	$27,490	$3,390,574	$4,266,814
Jeff Ryan (3)	$770,000	$27,490	$2,902,082	$3,699,572

(1)	Assumes that the named executive officer elected to receive full COBRA premiums for him or herself and all eligible family members/dependents for the applicable post-termination period.

(2)
Represents (i) for accelerated RSUs and PSUs, the market value of the shares underlying the accelerated RSUs and PSUs as of December 31, 2021, based on the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021 and (ii) for accelerated stock options, the positive spread, if any, between the closing price of our Class A common stock, as reported on the Nasdaq Global Select Market, of $6.40 per share on December 31, 2021 and the applicable stock option exercise price. PSUs reflect achievement of 100% of the target performance milestone, unless actual achievement has been certified by the Board, the actual number of shares subject to the award, if any, may range from
80-150%
of the target amount. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the awards upon the vesting of the granted RSUs, PSUs and stock options, the exercise of the granted stock options or the sale of the shares underlying the RSUs and PSUs.

(3)
Pursuant to the named executive officer’s offer letter, if the severance benefits that such named executive officer would receive with respect to a termination other than in connection with a change in control (as described under the heading “Executive Compensation Tables—Potential Payments upon Termination or Change in
Control—Non-Change
in Control”) are greater than the severance benefits such named executive officer would receive under the Change in Control Plan, then such named executive officer will receive the non-change
in control severance benefits in lieu of any benefits otherwise payable to such named executive officer under the Change in Control Plan. This table shows the benefits payable to the named executive officer under the Change in Control Plan as such benefits are greater than the benefits payable to the named executive officer under the named executive officer’s offer letter if the change in control and the termination occurred on December 31, 2021.

Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Frank Gibeau, our CEO:
For fiscal year 2021, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO), was $98,781; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this proxy statement, was $7,652,938.
For fiscal year 2021, the ratio of the annual total compensation of Mr. Gibeau, our CEO, to the median of the annual total compensation of employees was 77 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
Consistent with Instruction 2 to Item 402(u) of Regulation
S-K,
we may identify our median employee for purposes of providing pay ratio disclosure once every three years and calculate and disclose total compensation for that employee each year; provided that, during the last completed fiscal year, there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure.
We have reviewed the changes in our employee population and employee compensatory arrangements for fiscal year 2021 and have determined that there have been no changes that would significantly impact our 2020 pay ratio disclosure and require us to identify a new median employee. As a result, we have re-identified
the same median employee as we did in our 2020 CEO pay ratio disclosure.
For our fiscal year 2020 pay ratio disclosure, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

•	We selected October 1, 2020, (which is a date within the last 3 months of fiscal year 2020), as the date upon which we would identify the median employee.

•
As of October 1, 2020, our employee population consisted of 2,192 individuals (other than our CEO), including employees in the United States, Canada, Finland, Ireland, Turkey, the United Kingdom, and India. All 2,192 of these employees were included when identifying our “median employee”.

•	To identify the “median employee” from our employee population we used payroll and equity plan records for all active employees as of October 1, 2020 (the “compensation measure”).

○
The compensation measure included the following: (i) the individual’s annual base salary for 2020, as in effect on October 1, 2020, (ii) if the individual was a participant in our corporate bonus plan, the individual’s target bonus percentage for 2020 (assuming payout at 100% of target), and (iii) the value of the individual’s stock that vested from January 1, 2020 through December 31, 2020.

○
Certain employees (including our advertising and direct sales teams) do not participate in our corporate bonus plan and do not have an individual target bonus percentage. For these individuals, we calculated their bonus amount based on actual bonuses earned in 2020.

○	For temporary employees, we used actual base salary, plus any bonus or stock paid.

•	Amounts paid in foreign currency were converted into United States dollars using exchange rates in effect in our payroll system as of October 1, 2020.

•
With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for fiscal year 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
(with amounts paid in foreign currency converted into United States dollars using exchange rates in effect in our payroll system as of December 31, 2020), resulting in annual total compensation of $98,781.

•	With respect to the annual total compensation for the CEO for the fiscal year 2021 pay ratio, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table.
Equity Compensation Plan Information
The following table provides certain information, as of December 31, 2021, with respect to all of Zynga’s equity compensation plans in effect as of December 31, 2021 (which consist of the 2007 Equity Incentive Plan, the 2011 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan). No warrants are outstanding under any of the foregoing plans. All of our equity compensation plans that were in effect as of December 31, 2021 were adopted with the approval of Zynga’s security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for issuance under equity compensation plans (c)(2)

Equity compensation plans approved by security holders	89,328,936	$3.59	313,575,912

Equity compensation plans not approved by security holders	—	—	—

TOTAL	89,328,936	$3.59	313,575,912

(1)
The calculation of the weighted-average exercise price of the outstanding stock options and rights excludes the shares of common stock included in column (a) that are issuable upon the vesting of then-outstanding RSUs because RSUs have no exercise price.

(2)	Excludes securities reflected in column (a).

(3)
Includes 153,761,774 and 159,814,138 shares of Class A common stock available for issuance under the 2011 Equity Incentive Plan, based on performance-based awards being earned at target levels, and the 2011 Employee Stock Purchase Plan, respectively. There are no further shares available for issuance under the 2007 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of Zynga’s common stock as of March 31, 2022 (except as otherwise noted below) by: (i) each of our directors and any nominee for director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Class A common stock.
Except as specified in the following sentence, beneficial ownership is determined according to the rules of the SEC and generally means that (i) shares subject to stock options currently exercisable or exercisable within 60 days of March 31, 2022 and (ii) RSUs vesting within 60 days of March 31, 2022 deemed to be outstanding for computing the percentage ownership of the stockholder holding those stock options and RSUs but not for any other stockholder.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Zynga Inc., 699 8 th
Street, San Francisco, CA 94103.

	Shares Beneficially Owned(1)

Name of Beneficial Owner	Class A Shares	Ownership (%)

>5% Stockholders:

The Vanguard Group (2)	97,405,497	8.6%

Artisan Partners Limited Partnership (3)	75,843,131	6.7%

T. Rowe Price Associates, Inc. (4)	60,541,952	5.3%

Named Executive Officers and Directors:

Mark Pincus (5)	55,277,047	4.9%

Frank Gibeau (6)	9,754,559	*

James Gerard Griffin (7)	4,499,706	*

Bernard Kim (8)	7,458,610	*

Phuong Y. Phillips (9)	1,284,029	*

Matthew S. Bromberg (10)	1,204,084	*

Jeffrey M. Ryan (11)	425,737	*

Dr. Regina E. Dugan (12)	234,046	*

William “Bing” Gordon (13)	1,318,913	*

Louis J. Lavigne, Jr. (14)	284,064	*

Carol G. Mills (15)	233,872	*

Janice M. Roberts (15)	233,872	*

Ellen F. Siminoff (16)	220,572	*

Noel B. Watson, Jr. (17)	40,857	*

All executive officers and directors as a group (14 persons) (18)	81,445,768	7.0%

(*)	Represents beneficial ownership of less than one percent of the applicable class of outstanding common stock.

(1)
This table is based upon information supplied by our named executive officers, directors, and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Zynga believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable ownership percentages are based on 1,137,275,859 shares of our Class A common stock outstanding as of March 31, 2022, adjusted as required by rules promulgated by the SEC.

(2)
Based on a Schedule 13G amendment filed with the SEC on February 10, 2022 by The Vanguard Group (“Vanguard”). In such Schedule 13G amendment, Vanguard indicates it is the beneficial owner of 97,405,497 shares of Class A common stock, has shared voting power over 537,504 shares of Class A common stock, has sole dispositive power over 95,993,263 shares of Class A common stock, and has shared dispositive power over 1,412,234 shares of Class A common stock. In such Schedule 13G amendment, Vanguard lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(3)
Based on a Schedule 13G amendment filed with the SEC on February 4, 2022 by Artisan Partners Limited Partnership (“APLP”). In such Schedule 13G amendment, APLP indicates it is the beneficial owner of 75,843,131 shares of Class A common stock, has shared voting power over 67,852,483 shares of Class A common stock, and has shared dispositive power over 75,843,131 shares of Class A common stock. In such Schedule 13G amendment, APLP notes that it is an investment adviser registered under section 203 the Investment Company Act of 1940, the shares reported have been acquired on behalf of discretionary clients of APLP, people other than APLP are entitled to receive all dividends from, and proceeds from the sale of, the shares, and none of those persons to the knowledge of APLP, Artisan Partners Holdings LP, Artisan Partners Asset Management Inc., or Artisan Investments GP LLC has an economic interest in more than 5% of the class. In such Schedule 13G amendment, APLP lists its address as 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202.

(4)
Based on a Schedule 13G filed with the SEC on February 14, 2022 by T. Rowe Price Associates, Inc. (“T. Rowe”). In such Schedule 13G, T. Rowe indicates it is the beneficial owner of 60,541,952 shares of Class A common stock, has sole voting power over 21,566,226 shares of Class A common stock, and has sole dispositive power over 60,541,952 shares of Class A common stock. In such Schedule 13G, T. Rowe notes that it is an investment adviser registered under section 203 the Investment Company Act of 1940, it does not serve as a custodian of the assets of any of its clients, the ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, the shares is vested in its clients which it serves as investment adviser, and not more than 5% of the Class A common stock is owned by any one client subject to its investment advice. In such Schedule 13G, T. Rowe lists its address as 100 E. Pratt Street, Baltimore, MD 21202.

(5)
Consists of (i) 250,555 shares of Class A common stock held directly by Mr. Pincus; (ii) 30,145,532 shares of Class A common stock held directly by The 4D Revocable Trust, of which Mr. Pincus serves as trustee; (iii) 24,625,912 shares of Class A common stock held directly by Ogden Enterprises LLC, of which Mr. Pincus serves as manager; and (iv) 249,500 shares of Class A common stock held directly by the Pincus Family Fund, of which Mr. Pincus serves as trustee.

(6)
Consists of (i) 3,071 shares of Class A common stock held directly by Mr. Gibeau; (ii) 1,655,930 shares of Class A common stock held directly by the Frank Donald Gibeau Trust u/a dtd 12/13/2019, of which Mr. Gibeau serves as trustee; (iii) 8,027,171 shares of Class A common stock issuable upon exercise of stock options that are vested and exercisable within 60 days of March 31, 2022, and (iv) 68,387 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(7)
Consists of (i) 677,535 shares of Class A common stock; (ii) 3,754,696 shares of Class A common stock issuable upon exercise of stock options that are vested and exercisable within 60 days of March 31, 2022, and (iii) 67,475 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(8)
Consists of (i) 1,173,994 shares of Class A common stock; (ii) 6,254,696 shares of Class A common stock issuable upon exercise of stock options that are vested and exercisable within 60 days of March 31, 2022, and (iii) 29,920 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(9)
Consists of (i) 415,274 shares of Class A common stock; (ii) 862,343 shares of Class A common stock issuable upon exercise of stock options that are vested and exercisable within 60 days of March 31, 2022, and (iii) 6,412 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(10)
Consists of (i) 985,829 shares of Zynga common stock held by Mr. Bromberg according to his last report on U.S. Securities Exchange and Commission Form 4, which was filed on October 19, 2021, and (ii) 218,255 shares of Zynga common stock issuable upon exercise of stock options that are vested and exercisable as of March 31, 2022. Not reported here are 60,344 shares of Zynga common stock issuable upon exercise of stock options and 107,104 shares of Zynga common stock issuable upon vesting of restricted stock units, in each case within 60 days of March 31, 2022 subject to Mr. Bromberg’s satisfaction of the terms and conditions of Mr. Bromberg’s Transition Agreement and Release with Zynga.

(11)
Consists of (i) 111,221 shares of Class A common stock; (ii) 311,096 shares of Class A common stock issuable upon exercise of stock options that are vested and exercisable within 60 days of March 31, 2022, (iii) 3,420 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(12)	Consists of (i) 228,498 shares of Class A common stock; and (ii) 5,548 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(13)	Consists of (i) 1,313,365 shares of Class A common stock; and (ii) 5,548 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(14)
Consists of (i) 278,516 shares of Class A common stock held directly by The Louis J. Lavigne, Jr. Survivor’s Trust UAD 05/17/11, of which Mr. Lavigne serves as trustee; and (ii) 5,548 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(15)	Consists of (i) 228,324 shares of Class A common stock; and (ii) 5,548 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(16)
Consists of (i) 35,298 shares of Class A common stock; (ii) 88,087 shares of Class A common stock held by the D&E Living Trust, of which Mrs. Siminoff and her spouse serve as co-trustees
and retain voting and dispositive power; (iii) 91,639 shares of Class A common stock held by the EFS 2020 Irrevocable Trust, of which Mrs. Siminoff serves as trustee and retains voting and dispositive power; and (iv) 5,548 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(17)	Consists of (i) 35,309 shares of Class A common stock; and (ii) 5,548 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022.

(18)
Consists of (i) 62,012,523 shares of Class A common stock; (ii) 19,210,002 shares of Class A common stock issuable upon exercise of stock options that are vested and exercisable within 60 days of March 31, 2022; and (iii) 223,243 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 31, 2022. Does not include any shares of Class A common stock beneficially owned by Mr. Bromberg described in note (10) above. Mr. Bromberg resigned as Chief Operating Officer of Zynga on November 5, 2021 and his employment with Zynga ended on March 31, 2022. He is considered a named executive officer for purposes of this disclosure but is not currently an executive officer of Zynga.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policy and Procedures
We have adopted a written policy regarding transactions between us and our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $100,000 and such person would have a direct or indirect interest must first be presented to the Audit Committee for review, consideration, and approval. If the related party is, or is associated with, a member of the Audit Committee, the transaction must be reviewed and approved by another independent body of the Board, such as the Compensation Committee, which Committee also reviews and approves executive officer employment arrangements.
Related Persons Transactions During the Year
During 2021, we did not enter into any new transactions with related persons or their related entities subject to the requirements of Item 404 of
Regulation S-K.
Pursuant to a director nomination letter with Mr. Pincus entered into as of May 2, 2018, our Board and Nominating and Corporate Governance Committee agreed to, subject to the exercise of their fiduciary duties, nominate Mr. Pincus for election as a director at each applicable election of directors. In consideration of our obligations pursuant to this letter, Mr. Pincus has been nominated for election. For more information, see “Proposal 1—Election of Directors—Nominees.”
Pursuant to a consulting services agreement with Mr. Gordon entered into as of May 11, 2018, we made certain compensatory payments to Mr. Gordon, as described under the heading
“Non-Employee
Director Compensation.”
Pursuant to a transition agreement and release with Mr. Bromberg entered into as of November 5, 2021, Mr. Bromberg has continued serving as an employee of the Company while transitioning his duties. No additional compensation, accelerated equity vesting or severance was provided to Mr. Bromberg for his continued services.
Each of these transactions was previously approved in accordance with the policy and procedures described above.
Rule 10b5-1 Plans
Certain of our directors and executive officers have adopted written plans, known as Rule
10b5-1
plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule
10b5-1
plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend or terminate the plan in specified circumstances. Our directors and executive officers are required to conduct all sale transactions under a Rule
10b5-1
plan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table represents aggregate fees (in thousands) billed to Zynga for 2021 and 2020, by Ernst & Young, Zynga’s principal accountant. All fees described were pre-approved
by the Audit Committee.

Type of Fees	2021	2020

Audit Fees(1)	$4,130	$4,650

Audit-related Fees(2)	$—	$1,000

Tax Compliance Fees(3)	$70	$54

Tax Advisory Fees(4)	$205	$875

All Other Fees	$7	$7

Total Fees	$4,412	$6,586

(1)
Includes the aggregate fees related to the audits of our annual consolidated financial statements and effectiveness of internal controls over financial reporting, the reviews of our interim financial statements and services rendered in connection with the filing of our registration statements on Form
S-3
and Form
S-8,
comfort letters and fees related to accounting consultation and statutory audit services for certain of our foreign subsidiaries.

(2)	Includes historical audit relating to an acquired entity.

(3)	Includes preparation and review of various tax filings.

(4)	Includes advising on international tax structure and various other tax issues.
Pre-Approval
Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval
of audit and
non-audit
services rendered by Zynga’s independent registered public accounting firm, Ernst & Young.
Pre-approval
may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case
basis before the independent auditor is engaged to provide each service. The pre-approval
of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young is compatible with maintaining the principal accountant’s independence.
Report of the Audit Committee
The Audit Committee represents and assists the Board in overseeing the financial reporting process and the integrity of the Company’s financial statements. The Audit Committee is responsible for the appointment, compensation and retention of the independent accountants, pre-approving
the services they will perform, and assessing their performance.
The Audit Committee of the Board is comprised of four
non-employee
directors. At the time of approval of this report, the members of the Audit Committee are Noel B. Watson, Jr., as Chair, Louis J. Lavigne, Jr., Carol G. Mills, and Ellen F. Siminoff. The Board has determined that each Audit Committee member is an independent director and meets the requirements and financial literacy standards of the Nasdaq listing standards. The Audit Committee operates under a written charter, most recently amended in December 2019. Among its other functions, the Audit Committee has direct responsibility for the appointment, compensation, retention and oversight of the work of the Company’s independent registered public accounting firm (“independent auditors”), selecting the lead engagement partner (which most recently occurred in 2018), and for reviewing the performance of the independent auditors and the Company’s internal audit function.
Management has the responsibility of preparing the Company’s financial statements and periodic reports, and it is the responsibility of the independent auditors to audit those financial statements. The Audit Committee’s responsibility is to monitor and oversee these processes.
The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2021 with management of the Company and the independent auditors, Ernst & Young. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee has also discussed with the independent auditors the overall scope and plans for their annual audit and reviewed the results of that audit with management and the independent auditors.

The Audit Committee has also received the written disclosures and the letter from the independent auditors required by applicable requirements of the PCAOB regarding the independent auditors’ communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors their independence and considered whether the non-audit
services provided by the independent auditors are compatible with maintaining their independence.
In determining whether to recommend that the stockholders ratify the selection of Ernst & Young as Zynga’s independent auditors for 2022, management and the Audit Committee engaged in a review of Ernst & Young. In that review, the Audit Committee considered the continued independence of Ernst & Young, its industry knowledge and reputation, the quality of the audit and its services, its knowledge of the Company, its global presence relative to the Company’s business, the length of its tenure as the Company’s independent auditors and the benefits of such tenure, and PCAOB inspection reports. Based on this review, the Audit Committee concluded that Ernst & Young is independent and that it is in the best interest of the Company and its investors to appoint Ernst & Young to serve as the Company’s independent auditors for 2022.
The Audit Committee has discussed with the independent auditors, with and without management present, their evaluations of the Company’s internal accounting controls and the overall quality of the Company’s financial reporting.
Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the Company’s audited financial statements, representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board include the audited financial statements in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC.

Submitted by:

The Audit Committee of the Board

Noel B. Watson, Jr. (Chair)
Louis J. Lavigne, Jr.
Carol G. Mills
Ellen F. Siminoff
The information contained in the Report of the Audit Committee shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that it is specifically incorporated by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements under Item 8 of the Original 10-K.

2.	Financial Statements Schedule:
Schedule II: Valuation and qualifying accounts were omitted as the required disclosures are included in the Original
10-K.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included in the Original
10-K.

3.
Exhibits: The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original
10-K.
The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*
The certifications attached as Exhibit 32.1 accompany this Amendment No. 1 to the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on
Form 10-K
to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 2022.

ZYNGA INC.

By:	/s/ Frank Gibeau
Frank Gibeau Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	April 4, 2022
Mark Pincus

/s/ Frank Gibeau	Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2022
Frank Gibeau

/s/ James Gerard Griffin	Chief Financial Officer (Principal Financial Officer)	April 4, 2022
James Gerard Griffin

/s/ Amy M. Rawlings	Chief Accounting Officer (Principal Accounting Officer)	April 4, 2022
Amy M. Rawlings

*	Director	April 4, 2022
Regina E. Dugan

*	Director	April 4, 2022
William “Bing” Gordon

*	Director	April 4, 2022
Louis J. Lavigne, Jr.

*	Director	April 4, 2022
Carol G. Mills

*	Director	April 4, 2022
Janice M. Roberts

*	Director	April 4, 2022
Ellen F. Siminoff

*	Director	April 4, 2022
Noel B. Watson

/s/ James Gerard Griffin
James Gerard Griffin Attorney-in-Fact