Form 10-Q
period 2022-03-31
ZYNGA INC
filed 2022-05-09
CIK 1439404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 15, 2022, there were 1,137,273,677 shares of the Registrant’s Class A common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Zynga Inc.

Consolidated Balance Sheets

(In millions, except par value)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$826.0	$984.0
Short-term investments	10.5	169.0
Accounts receivable, net of allowance of $0.9 at March 31, 2022 and December 31, 2021	233.4	242.5
Restricted cash	81.0	161.0
Prepaid expenses	68.4	56.7
Other current assets	47.4	35.4
Total current assets	1,266.7	1,648.6
Goodwill	3,586.8	3,601.1
Intangible assets, net	834.8	900.5
Property and equipment, net	36.6	30.3
Right-of-use assets	84.1	86.4
Restricted cash	0.2	40.2
Prepaid expenses	18.9	25.0
Other non-current assets	31.9	26.8
Total assets	$5,860.0	$6,358.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48.4	$95.6
Income tax payable	30.9	52.2
Deferred revenue	746.4	748.1
Operating lease liabilities	17.9	17.1
Other current liabilities	284.0	650.4
Total current liabilities	1,127.6	1,563.4
Convertible senior notes, net	1,542.1	1,343.8
Deferred revenue	0.3	0.3
Deferred tax liabilities, net	84.6	93.8
Non-current operating lease liabilities	131.6	133.4
Other non-current liabilities	67.7	112.3
Total liabilities	2,953.9	3,247.0
Stockholders’ equity:
Common stock, $0.00000625 par value and additional paid in capital - authorized shares: 2,020.5; shares outstanding: 1,137.3 shares as of March 31, 2022 and 1,130.5 as of December 31, 2021	5,398.6	5,625.0
Accumulated other comprehensive income (loss)	(138.3)	(107.1)
Accumulated deficit	(2,354.2)	(2,406.0)
Total stockholders’ equity	2,906.1	3,111.9
Total liabilities and stockholders’ equity	$5,860.0	$6,358.9

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Online game	$537.7	$557.0
Advertising and other	153.5	123.3
Total revenue	691.2	680.3
Costs and expenses:
Cost of revenue	252.2	260.7
Research and development	112.4	140.7
Sales and marketing	251.1	248.7
General and administrative	60.5	35.7
Total costs and expenses	676.2	685.8
Income (loss) from operations	15.0	(5.5)
Interest income	0.9	1.7
Interest expense	(3.1)	(14.7)
Other income (expense), net	(15.7)	8.9
Income (loss) before income taxes	(2.9)	(9.6)
Provision for (benefit from) income taxes	21.6	13.4
Net income (loss)	$(24.5)	$(23.0)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,133.2	1,084.4
Diluted	1,133.2	1,084.4

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(24.5)	$(23.0)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(31.2)	(15.5)
Net change in unrealized gains (losses) on available-for-sale marketable debt securities	—	(0.1)
Other comprehensive income (loss), net of tax	(31.2)	(15.6)
Comprehensive income (loss)	$(55.7)	$(38.6)

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

(Unaudited)

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	1,130.5	$—	$5,625.0	$—	$(107.1)	$(2,406.0)	$3,111.9
Exercise of stock options and ESPP	1.2	—	7.3	—	—	—	7.3
Vesting of RSUs, net of tax withholdings	5.6	—	—	(5.7)	—	—	(5.7)
Stock-based compensation expense	—	—	45.0	—	—	—	45.0
Retirements of treasury stock	—	—	—	5.7	—	(5.7)	—
Adoption of ASU 2020-06	—	—	(278.7)	—	—	82.0	(196.7)
Net income (loss)	—	—	—	—	—	(24.5)	(24.5)
Other comprehensive income (loss)	—	—	—	—	(31.2)	—	(31.2)
Balances at March 31, 2022	1,137.3	$—	$5,398.6	$—	$(138.3)	$(2,354.2)	$2,906.1

					Accumulated
	Class A Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	1,081.6	$—	$5,276.5	$—	$(50.7)	$(2,284.3)	$2,941.5
Exercise of stock options and ESPP	2.7	—	10.5	—	—	—	10.5
Vesting of RSUs, net of tax withholdings	4.5	—	—	(8.2)	—	—	(8.2)
Stock-based compensation expense	—	—	37.2	—	—	—	37.2
Retirements of treasury stock	—	—	—	8.2	—	(8.2)	—
Net income (loss)	—	—	—	—	—	(23.0)	(23.0)
Other comprehensive income (loss)	—	—	—	—	(15.6)	—	(15.6)
Balances at March 31, 2021	1,088.8	$—	$5,324.2	$—	$(66.3)	$(2,315.5)	$2,942.4

See accompanying notes to consolidated financial statements.

Zynga Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(24.5)	$(23.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69.2	56.5
Stock-based compensation expense	45.0	37.2
(Gain) loss from derivatives, sale of investments and other assets and foreign currency, net	26.6	(9.0)
Noncash lease expense	3.9	4.2
Noncash interest expense	1.6	13.2
Change in deferred income taxes and other	(9.3)	(15.2)
Changes in operating assets and liabilities:
Accounts receivable, net	8.2	(59.5)
Prepaid expenses and other assets	(19.2)	(2.0)
Accounts payable	(46.3)	(18.8)
Deferred revenue	4.3	40.4
Income tax payable	(30.0)	5.9
Operating lease and other liabilities	(232.2)	(193.6)
Net cash provided by (used in) operating activities	(202.7)	(163.7)
Cash flows from investing activities:
Purchases of investments	(2.2)	(537.2)
Maturities of investments	84.8	83.9
Sales of investments	74.0	—
Acquisition of property and equipment	(10.3)	(1.7)
Business combinations, net of cash acquired	(12.6)	(19.6)
Release of restricted cash escrow from business combinations	(120.0)	—
Asset acquisitions of intangible assets	(1.0)	(0.9)
Other investing activities, net	(20.4)	(0.3)
Net cash provided by (used in) investing activities	(7.7)	(475.8)
Cash flows from financing activities:
Debt issuance costs paid	—	(0.9)
Taxes paid related to net share settlement of stockholders' equity awards	(5.7)	(8.2)
Proceeds from issuance of common stock	7.3	10.5
Acquisition-related contingent consideration payments	(56.6)	(25.1)
Net cash provided by (used in) financing activities	(55.0)	(23.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.6)	(1.7)

Net change in cash, cash equivalents and restricted cash	(278.0)	(664.9)
Cash, cash equivalents and restricted cash, beginning of period	1,185.2	1,500.4
Cash, cash equivalents and restricted cash, end of period	$907.2	$835.5

Noncash investing activities:
Acquisition-related deferred purchase consideration	$—	$1.5

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

Proposed Merger with Take-Two

On January 9, 2022, the Company entered into an Agreement and Plan of Merger with Take-Two Interactive Software, Inc. (“Take-Two”). Refer to Note 16 – “Proposed Merger with Take-Two” for further background on the combination.

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

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2022, the interim consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2022 and 2021 and the notes to the interim consolidated financial statements are unaudited. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

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

Recent Accounting Pronouncements

Issued But Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company is currently assessing this standard’s impact on its consolidated financial statements.

Issued And Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and generally requiring that a convertible instrument be accounted for as a single liability measured at amortized cost, with no conversion feature separately recorded in equity. Similarly, no portion of issuance costs will be allocated to equity under the ASU. Further, the ASU amends the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with use of the treasury stock method no longer permitted. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of retained earnings.

The Company adopted the ASU on January 1, 2022 using the modified retrospective method. As a result of the adoption, the Company recognized a net increase to convertible senior notes, net of $196.7 million, primarily from the derecognition of the debt discount associated with the bifurcated equity component. The Company also recognized a decrease to additional paid-in capital of $278.7 million from the derecognition of the bifurcated equity components and a net decrease to accumulated deficit of $82.0 million, primarily representing the cumulative interest expense previously recognized related to the accretion of the bifurcated conversion options. In future periods of net income, the Company expects a dilutive impact to its reported diluted net income per share as a result adopting ASU 2020-06, as the if-converted method requires the assumption that the debt converts into Zynga Class A common stock at the beginning of the reporting period. There was no impact to net income per share during the three months ended March 31, 2022 as a result of the adoption.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue disaggregated by platform (in millions):

	Three Months Ended March 31,
	2022	2021
Online game:
Mobile	$519.8	$538.7
Other(1)	17.9	18.3
Online game total	$537.7	$557.0
Advertising and other:
Mobile	$152.4	$122.1
Other(1)	1.1	1.2
Advertising and other total	$153.5	$123.3
Total revenue	$691.2	$680.3

(1)	Includes web revenue for online game and web advertising revenue and other revenue for advertising and other

The following table presents our revenue disaggregated based on the geographic location of our payers (in millions):

	Three Months Ended March 31,
	2022	2021
United States	$422.9	$412.0
All other countries(1)	268.3	268.3
Total revenue	$691.2	$680.3

(1)	No foreign country exceeded 10% of our total revenue for any periods presented.

The estimated weighted average playing period of payers was ten months for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, we deferred recognition of $6.8 million of online game revenue due to changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. During the three months ended March 31, 2021, we accelerated the recognition of $1.9 million of online game revenue from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

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

Payments for advertising arrangements, including advertising transactions generated through our demand side and supply side software platform, are due based on the contractually stated payment terms. The contract terms generally require payment within 30 to 60 days subsequent to the end of the month. Our right to payment from the customer is unconditional and therefore recorded as accounts receivable.  Payments due to publishers are recorded as other current liabilities.

During the three months ended March 31, 2022, we recognized $391.9 million of revenue that was included in the current deferred revenue balance on December 31, 2021.

The decrease in accounts receivable, net during the three months ended March 31, 2022 was primarily driven by cash collections of current period and previously due amounts exceeding sales on account during the period. The decrease in deferred revenue during the three months ended March 31, 2022 was primarily driven by revenue recognized from the satisfaction of our performance obligations exceeding the sale of virtual items during the period.

Unsatisfied Performance Obligations

Substantially all of our unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

3. Financial Instruments

Debt Securities

The following tables summarize the amortized cost, gross unrealized gains and losses and fair value of our short-term debt securities as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Foreign certificates of deposit and time deposits	$10.5	$—	$—	$10.5
Total	$10.5	$—	$—	$10.5

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Short-term debt securities:
Corporate debt securities	$112.0	$—	$—	$112.0
Foreign certificates of deposit and time deposits	11.3	—	—	11.3
Total	$123.3	$—	$—	$123.3

Equity Securities

We recognized a loss totaling $0.4 million and a gain totaling $0.2 million during the three months ended March 31, 2022 and 2021, respectively, as a component of other income (expense), net in our consolidated statement of operations associated with our mutual fund equity investments.

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

Designated Hedging Derivatives - Net Investment Hedge

Certain foreign currency forward contracts are designated as net investment hedges to hedge foreign currency risks related to the Company’s investment in certain foreign subsidiaries. Changes in the fair value of the net investment hedge amounts that are included in the assessment of hedge effectiveness are recorded in other comprehensive income (loss) ("OCI") as a component of the foreign currency translation adjustment and the excluded components (e.g. forward points) from the assessment of hedge effectiveness are recognized in other income (expense) on a straight-line basis over the life of the hedge.

Non-designated Hedging Derivatives - Other Derivatives

Other derivatives not designated as hedging instruments consist of foreign currency forward contracts that are used to offset foreign currency risks associated with the remeasurement of certain intercompany loans, as well as certain contingent consideration payments. Gains and losses on these contracts are recognized in either other income (expense), net or research and development expenses in our consolidated statement of operations, depending on the underlying nature of the risk the derivative is designed to mitigate.

The following table summarizes the notional amounts of our outstanding derivative instruments (in millions):

March 31, 2022
Designated Hedging Derivatives:
Foreign exchange contracts
Net investment hedge	$202.5

Non-Designated Hedging Derivatives:
Foreign exchange contracts	$304.3

The following table shows the gains and losses on designated hedging derivatives recognized in OCI (in millions):

Gains (Losses) Recognized in OCI
Three Months Ended March 31,
2022
Net Investment Hedging Derivatives:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$14.8

The following table shows the effect of derivative instruments recorded in other income (expense), net and research and development expenses in our consolidated statements of operations (in millions):

Gains (Losses)
Three Months Ended March 31,
2022
Net Investment Hedging Derivatives:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness (recognized as a component of other income (expense), net)	$0.3

Non-Designated Hedging Derivatives:
Foreign exchange contracts (recognized as a component of other income (expense), net)	$(9.2)
Foreign exchange contracts (recognized as a component of research and development expense)	(11.9)

4. Fair Value Measurements

The composition of our financial assets and liabilities among the three levels of the fair value hierarchy are as follows (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20.0	$—	$—	$20.0
Foreign certificates of deposit and time deposits	—	245.3	—	245.3
Short-term investments:
Foreign certificates of deposit and time deposits	—	10.5	—	10.5
Derivative assets:
Designated hedging derivatives - foreign exchange contracts(1)	—	14.8	—	14.8
Total financial assets	$20.0	$270.6	$—	$290.6

Liabilities:
Derivative liabilities:
Non-designated hedging derivatives - foreign exchange contracts(1)	$—	$3.8	$—	$3.8
Contingent consideration	—	—	7.3	7.3
Total financial liabilities	$—	$3.8	$7.3	$11.1

(1)Designated hedging derivatives are presented net of the non-designated hedging derivatives within other current assets in the Company’s consolidated balance sheet.

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

(1) Designated hedging derivatives are presented net of the non-designated hedging derivatives within other current assets in the Company’s consolidated balance sheet.

The following table presents the activity for the three months ended March 31, 2022 related to our Level 3 contingent consideration liabilities (in millions):

Level 3 Liabilities:	Contingent Consideration
Balance as of December 31, 2021	$257.6
Additions	—
Fair value adjustments	(25.7)
Payments	(224.6)
Balance as of March 31, 2022	$7.3

In February and March 2022, the Company settled the final contingent consideration obligations related to its Rollic and Small Giant acquisitions in the amounts of $40.0 million and $224.6 million, respectively. For the three months ended March 31, 2022, we recognized expense of $0.1 million and a benefit of $17.7 million within research and development expenses in our consolidated statement of operations related to the Rollic and Small Giant contingent consideration, respectively.

As of March 31, 2022, our contingent consideration obligations relate to the consideration payable in connection Rollic’s acquisitions of Creasaur, Zero Sum and Forgerhero (collectively, the “Rollic studio acquisitions”), in October 2021 (Creasaur and Zero Sum) and November 2021 (Forgerhero).

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

We estimate the fair value of the Rollic studio acquisitions contingent consideration liabilities at each subsequent reporting period using a discounted cash flow model. The table below outlines the significant unobservable inputs used in estimating their fair values as of March 31, 2022, weighted by the relative fair value of each annual period’s obligation to the total obligation (in millions, except percentages):

	March 31, 2022
	Range	Weighted Average
Annual bookings	$6.9 - $34.8	$25.8
Discount rates	14.0% - 14.0%	14.0%

Changes in the projected performance of the acquired studios could result in a higher or lower contingent consideration obligation in the future.

The estimated fair value of the Rollic studio acquisitions contingent consideration obligations decreased from $15.3 million as of December 31, 2021 to $7.3 million as of March 31, 2022, driven by continued refinement of forecasted financial results. For the three months ended March 31, 2022, we recognized a benefit of $8.0 million within research and development expenses in our consolidated statements of operations related to the Rollic studio acquisitions.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in millions):

	March 31,	December 31,
	2022	2021
Computer equipment	$36.1	$34.1
Software	36.6	36.4
Furniture and fixtures	8.5	8.0
Leasehold improvements	28.3	23.1
Total property and equipment, gross	$109.5	$101.6
Less: Accumulated depreciation	(72.9)	(71.3)
Total property and equipment, net	$36.6	$30.3

The following represents our property and equipment, net by location (in millions):

	March 31,	December 31,
	2022	2021
United States	$16.9	$12.2
Turkey	9.0	8.7
India	3.9	3.8
United Kingdom	3.2	3.1
All other countries(1)	3.6	2.5
Total property and equipment, net	$36.6	$30.3

(1)No other foreign country exceeded 10% of our total property and equipment, net for any periods presented.

6. Leases

As of March 31, 2022, future lease payments related to our operating leases were as follows (in millions):

Year ending December 31:	Operating Leases
Remaining 2022	$10.3
2023	24.3
2024	22.0
2025	17.6
2026	17.6
2027	18.2
Thereafter	71.5
Total lease payments	181.5
Less: Imputed interest	(32.0)
Total lease liability balance	$149.5

7. Acquisitions

Acquisition of NanoTribe GmbH (“NanoTribe”)

On February 9, 2022, the Company acquired 100% of all issued and outstanding share capital of NanoTribe, a Germany-based company, in order to optimize its hyper-casual published game cost structure, for total purchase consideration of $8.7 million.

The following table summarizes the acquisition date fair value of the assets, including intangible assets, liabilities assumed and related goodwill acquired from NanoTribe (in millions):

Estimated Purchase Price Allocation
Cash	$0.2
Other current assets	0.1
Intangible assets, net:
Developed technology, useful life of 1 year	1.5
Goodwill	7.5
Total assets acquired	9.3
Other current liabilities	(0.1)
Deferred tax liabilities, net	(0.5)
Total liabilities	(0.6)
Total cash consideration	$8.7

Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the assembled workforce of the acquired business and expected synergies at the time of the acquisition.

8. Goodwill and Intangible Assets, Net

The following table presents the changes to goodwill for the three months ended March 31, 2022 (in millions):

Goodwill
Balance as of December 31, 2021(1)	$3,601.1
Additions	7.5
Foreign currency translation adjustments(2)	(21.8)
Balance as of March 31, 2021(1)	$3,586.8

(1)	There are no accumulated impairment losses at the beginning or end of the period.
(2)

The change is primarily related to translation adjustments on goodwill associated with the acquisitions of Small Giant and NaturalMotion, which have functional currencies denominated in the Euro and British Pound, respectively.

The details of our acquisition-related intangible assets as of March 31, 2022 and December 31, 2021 are as follows (in millions):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$1,202.7	$(575.9)	$626.8
Trademarks, branding and domain names	250.9	(71.4)	179.5
Developer and customer relationships	44.7	(16.2)	28.5
Total	$1,498.3	$(663.5)	$834.8

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$1,206.2	$(525.3)	$680.9
Trademarks, branding and domain names	251.8	(63.5)	188.3
Developer and customer relationships	44.7	(13.4)	31.3
Total	$1,502.7	$(602.2)	$900.5

Our trademarks, branding and domain names intangible assets include $6.1 million of indefinite-lived intangible assets as of March 31, 2022 and December 31, 2021. The remaining assets were, and continue to be, amortized on a straight-line basis. Amortization expense related to intangible assets was $66.1 million and $52.8 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the weighted-average remaining useful lives of our acquired intangible assets were 3.4 years for developed technology, 5.4 years for trademarks, branding and domain names, 2.6 years for developer and customer relationships and 3.8 years in total, for all acquired intangible assets.

As of March 31, 2022, future amortization expense related to our intangible assets is expected to be recognized as follows (in millions):

Year ending December 31:
Remaining 2022	$189.2
2023	234.8
2024	198.7
2025	123.8
2026	44.6
2027	21.4
Thereafter	16.2
Total	$828.7

9. Income Taxes

The provision for income increased $8.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by current tax expense associated with our Peak subsidiary, namely driven by the appreciation of the U.S. Dollar compared to the Turkish Lira.

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

As of March 31, 2022, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method of adoption and accordingly, present the 2026 Notes and 2024 Notes as a single liability measured at amortized cost, with no conversion features separately recorded in equity. Further, as of January 1, 2022, transaction costs related to the issuance of the respective series of the 2026 Notes and 2024 Notes are no longer allocated between liability and equity components, but rather, are presented solely as reduction of the debt liability. Subsequent to January 1, 2022, the unamortized transaction costs are amortized to interest expense using the effective interest method over the terms of the respective series of 2026 Notes and 2024 Notes, using the same effective interest rate as prior to the adoption of ASU 2020-06. Refer to “Recent Accounting Pronouncements” included in Note 1 —“Overview and Summary of Significant Accounting Policies” for further discussion on the adoption of ASU 2020-06.

Prior to January 1, 2022, we separately accounted for the liability and equity components of the 2026 Notes and 2024 Notes. We determined the initial carrying amount of the $707.4 million liability component of the 2026 Notes by calculating the present value of the cash flows using an effective interest rate of 3.5%. We determined the initial carrying amount of the $572.0 million liability component of the 2024 Notes by calculating the present value of the cash flows using an effective interest rate of 4.1%. The effective interest rates were determined based on non-convertible debt offerings, of similar sizes and terms, by companies with similar credit ratings and other observable market data (Level 2 inputs).

Prior to January 1, 2022, the amount of the equity component, representing the conversion option, was $167.1 million for the 2026 Notes and $118.0 million for the 2024 Notes and was calculated by deducting the initial carrying value of the liability component from the principal amount of the 2026 Notes and 2024 Notes, respectively. This difference represented a debt discount that was initially amortized to interest expense over the 6-year and 5-year contractual periods of the 2026 Notes and 2024 Notes, respectively, using the effective interest rate method.

Further, prior to January 1, 2022, we allocated transaction costs related to the issuance of the respective series of the 2026 Notes and 2024 Notes to the liability and equity components using the same proportions as the initial carrying value of the respective series of the 2026 Notes and 2024 Notes. The respective transaction costs were then initially amortized to interest expense using the effective interest method over the terms of the respective series of 2026 Notes and 2024 Notes. Transaction costs initially attributable to the liability component of the 2026 Notes and 2024 Notes were $14.3 million and $14.8 million, respectively, while transaction costs initially attributable to the equity component of the 2026 Notes and 2024 Notes were $3.4 million and $3.1 million, respectively. Prior to January 1, 2022, the transaction costs attributable to the equity component were accounted for consistently with the equity component of the 2026 Notes and 2024 Notes.

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of March 31, 2022 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized transaction costs	(8.2)	(14.2)	(22.4)
Net carrying amount	$681.8	$860.3	$1,542.1

The net carrying amount of the liability and equity components of the 2026 Notes and 2024 Notes as of December 31, 2021 were as follows (in millions):

	2024 Notes	2026 Notes	Total
Liability component:
Principal	$690.0	$874.5	$1,564.5
Unamortized debt discount	(60.5)	(140.6)	(201.1)
Unamortized transaction costs	(7.6)	(12.0)	(19.6)
Net carrying amount	$621.9	$721.9	$1,343.8

Equity component, net of transaction costs	$114.9	$163.7	$278.6

Interest expense recognized related to the 2026 Notes and 2024 Notes was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$0.4	$0.4
Amortization of debt discount	—	12.0
Amortization of transaction costs	1.6	1.2
Total	$2.0	$13.6

As of March 31, 2022, the estimated fair value of the 2026 Notes and 2024 Notes was $891.3 million and $841.1 million, respectively. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period, which are considered Level 2 inputs.

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

Convertible Senior Notes and Capped Call Transactions – Impact on Earnings per Share

Beginning on and subsequent to January 1, 2022, the Company computes the potentially dilutive impact of the shares of Class A common stock related to the 2026 Notes and 2024 Notes under the if-converted method, which generally requires the assumption that the 2026 Notes and 2024 Notes convert into our Class A common stock at the beginning of the reporting period.

Prior to January 1, 2022, the Company computed the potentially dilutive impact of the shares of Class A common stock related to the 2026 Notes and 2024 Notes using the treasury stock method, as we intended and expected to have the ability to settle the principal amount of the 2026 Notes and 2024 Notes in cash upon conversion. However, the 66.9 million shares initially underlying the conversion option of the 2026 Notes and the 83.1 million shares initially underlying the conversion option of the 2024 Notes did not have an impact on our diluted earnings per share unless the average market price of our Class A common stock exceeded the respective conversion price of the 2026 Notes and 2024 Notes during a period of net income.

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

As of March 31, 2022, we had no amounts outstanding under the 2020 Credit Agreement.

11. Other Current and Non-Current Liabilities

Other current liabilities consist of the following (in millions):

	March 31,	December 31,
	2022	2021
Accrued accounts payable	$101.3	$81.1
Accrued payables from acquisitions	81.0	161.0
Accrued compensation liability	33.6	61.9
Value-added taxes payable	5.2	7.3
Contingent consideration payable	1.3	286.7
Other current liabilities	61.6	52.4
Total other current liabilities	$284.0	$650.4

Our accrued compensation liability represents employee bonus and other payroll withholding expenses, while other current liabilities include various expenses that we accrue for sales and other taxes, customer deposits, accrued vendor expenses and deferred consideration payable from acquisitions.

Other non-current liabilities consist of the following (in millions):

	March 31,	December 31,
	2022	2021
Deferred consideration payable	$26.3	$26.0
Uncertain tax positions, including interest and penalties	22.3	22.0
Contingent consideration obligation	6.0	10.8
Accrued payables from acquisitions	—	40.0
Other non-current liabilities	13.1	13.5
Total other non-current liabilities	$67.7	$112.3

12. Stockholders’ Equity

We recorded stock-based compensation expense related to grants of employee stock options, restricted stock units (“RSUs”) and performance and market-based awards in our consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$0.7	$0.6
Research and development	31.0	24.3
Sales and marketing	4.8	3.9
General and administrative	8.5	8.4
Total stock-based compensation expense	$45.0	$37.2

Stock Option Activity

The following table shows stock option activity for the three months ended March 31, 2022 (in millions, except weighted-average exercise price and weighted-average contractual term):

	Outstanding Options
			Aggregate	Weighted-
		Weighted-Average	Intrinsic Value of	Average
		Exercise Price	Stock Options	Contractual Term
	Stock Options	(per option)	Outstanding	(in years)
Balance as of December 31, 2021	22.7	$3.56	$64.9	5.71
Granted	—	—
Forfeited, expired and cancelled	—	—
Exercised	(0.2)	3.21
Balance as of March 31, 2022	22.5	$3.56	$127.8	5.37

RSU Activity

The following table shows a summary of RSU activity for the three months ended March 31, 2022, which includes performance and market-based awards (in millions, except weighted-average grant date fair value):

	Outstanding RSUs
		Weighted-Average	Aggregate
		Grant Date Fair Value	Intrinsic Value of
	Shares	(per share)	Unvested RSUs
Unvested as of December 31, 2021	62.4	$8.68	$399.4
Granted	17.6	8.86
Vested	(5.8)	8.30
Forfeited	(1.5)	8.50
Unvested as of March 31, 2022	72.7	$8.76	$671.7

Performance RSUs

On March 15, 2022, the Company granted performance-based awards to certain executives and senior management (the “2022 Performance RSUs”) and members of studio management (the “2022 Studio Performance RSUs”). As it relates to the 2022 Performance RSUs, the number of shares earned will range from 0% to 150% of the target number of shares granted, depending on an adjusted operating cash flow metric for the year ended December 31, 2022 relative to pre-established thresholds. Shares earned (if any) based on the level of achievement will vest over a period of four years following the grant date, with 25% vesting on the one year anniversary of the grant date and the remaining quarterly thereafter, subject to continued service by the employees. The target number of shares granted totaled 1.1 million.

As it relates to the 2022 Studio Performance RSUs, the number of shares earned will range from 0% to 100% of the target number of shares granted, depending on bookings and/or profitability metrics for the individual studios during the year ended December 31, 2022 relative to pre-established thresholds. Shares earned (if any) based on the level of achievement will vest over either one or four years following the grant date, depending on the terms of award. All of the 2022 Studio Performance RSUs are subject to continued service by the employees. The target number of shares granted across all of the 2022 Studio Performance RSUs totaled 0.9 million.

Stock Repurchases

In April 2018, a share repurchase program was authorized for up to $200.0 million of our outstanding Class A common stock (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program remained in effect until April 2022. During the three months ended March 31, 2022, no share repurchases were made under the 2018 Share Repurchase Program. As of March 31, 2022, we had $173.8 million remaining under the 2018 Share Repurchase Program.

13.  Accumulated Other Comprehensive Income (Loss)

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 (in millions):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For- Sale Marketable Debt Securities	Total
Balance as of December 31, 2021	$(107.1)	$—	$(107.1)
Other comprehensive income (loss) before reclassifications	(31.2)	—	(31.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss), net of tax	(31.2)	—	(31.2)
Balance as of March 31, 2022	$(138.3)	$—	$(138.3)

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

The following tables set forth the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic and Diluted:
Net income (loss) attributable to common stockholders	$(24.5)	$(23.0)
Weighted-average common shares outstanding	1,133.2	1,084.4
Net income (loss) per share attributable to common stockholders	$(0.02)	$(0.02)

The following weighted-average employee equity awards and convertible debt instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Stock options and employee stock purchase plan	23.4	29.0
RSUs (including performance and market- based awards)	64.4	64.8
Convertible senior notes(1)	150.0	17.0
Total	237.8	110.8

(1)

The amount shown for three months ended March 31, 2022 reflects the adoption of ASU 2020-06 and follows the if-converted method. Refer to “Recent Accounting Pronouncements” included in Note 1 —“Overview and Summary of Significant Accounting Policies” for further discussion on the adoption of ASU 2020-06.

15. Commitments and Contingencies

The amounts represented in the tables below reflect our minimum cash obligations for the respective calendar years based on contractual terms, but not necessarily the periods in which these costs will be expensed in the Company’s consolidated statement of operations.

Licensor and Marketing Commitments

We have entered into several contracts with licensors that contain minimum contractual royalty and marketing commitments that may not be dependent on any deliverables. As of March 31, 2022, future minimum contractual royalty payments due to licensors and associated marketing commitments for the licensed products are as follows (in millions):

Year ending December 31:
Remaining 2022	$11.0
2023	10.4
2024	—
2025	15.0
2026	5.0
Thereafter	—
Total	$41.4

Other Purchase Commitments

We have entered into several contracts primarily for hosting of data systems and other services. As of March 31, 2022, future minimum purchase commitments that have initial or remaining non-cancelable terms are as follows (in millions):

Year ending December 31:
Remaining 2022	$49.2
2023	51.7
2024	36.9
Thereafter	—
Total	$137.8

Excluded from tables above is our uncertain income tax position liability of $22.3 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

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

In response to the amended and consolidated complaint, on April 21, 2021, the Company filed renewed motions to compel arbitration in connection with the claims alleged by three of the individual named plaintiffs in the Chaudhri, Johnson, and Martinez actions. On the same date, the Company also filed a motion to dismiss claims alleged by all remaining plaintiffs in those actions, and in the Rosiak action. Following oral argument held by the court on July 27, 2021, the court granted Zynga’s motion to compel arbitration and granted the motion to dismiss with leave to amend. Plaintiffs filed their second amended consolidated complaint on August 27, 2021. Zynga filed a responsive motion to dismiss the amended complaint on September 20, 2021. On March 29, 2022, the district court granted Zynga’s motion to dismiss the amended complaint with prejudice, resulting in the effective dismissal of all claims in the collective actions.

On March 2, 2021, a class-action lawsuit (the “Bourgeois complaint”) was filed in the Superior Court of Quebec, in the province of Montreal, Canada. The lawsuit, which was subsequently amended via an amended application on October 15, 2021, was filed by named plaintiff Gabriel Bourgeois, who purchased loot box items in connection with his use of the Marvel Strike Force and Pokemon Go! electronic and online games (plaintiff does not allege that he purchased a loot box in connection with any Zynga games). Plaintiff alleges that Zynga and multiple other gaming defendants have unlawfully developed, own, and operate an unlicensed gaming system, through the use of loot boxes in connection with their games. Plaintiff asserts that defendants have unlawfully offered loot boxes to the public in connection with their games; failed to properly disclose the odds of winning in connection with loot boxes; and failed to employ appropriate safeguards surrounding minors’ ability to purchase loot boxes. The specific Zynga games at issue—which plaintiff does not claim to have played—include CSR Racing 2, Empires & Puzzles, FarmVille: Country Escape and Dawn of Titans. Plaintiff collectively asserts that by offering loot boxes, all defendants have violated the Criminal Code of Canada provisions that regulate gaming; the Competition Act of Canada; and various individual consumer protection laws of the individual Canadian provinces. Plaintiff seeks monetary damages in the form of compensatory and punitive damages, on his own behalf and that of a nationwide Canadian class. Zynga filed responsive applications on December 21, 2021 seeking to adduce relevant evidence, and for a declinatory exception based on lack of jurisdiction.

On April 12, 2021, IGT and IGT Canada Solutions ULC (“IGT”) served Zynga with a lawsuit in the Western District of Texas federal court (the “IGT complaint”), accusing the Company of infringing United States Patent Nos. 8,708,791; 9,159,189; 7,168,089; 7,303,473; 8,795,064; and 8,266,212. The complaint, as amended on April 26, 2022, alleges that the following games and certain features contained within them infringe on the IGT patents: Zynga Poker, Words With Friends, FarmVille and Zynga social slots games, including specifically, Hit It Rich! Slots. On June 16, 2021, Zynga filed a partial motion to dismiss or strike plaintiff’s claims; and in the alternative, for a more definitive statement. IGT filed its opposition brief on June 30, 2021, and Zynga filed its reply on July 7, 2021. The parties are awaiting a hearing on the motion. On September 28, 2021, the court adopted discovery and scheduling deadlines that include a dispositive motion deadline of October 26, 2022, and an anticipated trial date of February 6, 2023.

On February 24, 2022, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington by plaintiffs Tonda Ferrando and Dex Marzano, both of whom purport to be Washington residents, on behalf of a Washington class of individuals who made purchases in the Company’s online social casino games, including Hit it Rich!, Black Diamond Casino, Wizard of Oz Slots, Willy Wonka Slots, and Game of Thrones™ Slots Casino (the “Washington player complaint”). The Washington player complaint alleges that those games violate Washington state laws. Following a formal mediation session on May 4, 2022 between Zynga and plaintiffs, the parties agreed to a settlement, subject to court approval, that calls for a full release of claims, in exchange for a settlement payment of $12.0 million by Zynga, as well as agreement to certain non-monetary terms. The Company accrued $12.0 million within other current liabilities in our consolidated balance sheet as of March 31, 2022 related to this matter.

Beginning March 14, 2022, multiple individual complaints filed by individual shareholder plaintiffs in have been filed.  The actions have been filed in differing jurisdictions, and to date include the following:  Stein v. Zynga Inc., et al., No. 22-cv-2091 (S.D. N.Y.); O’Dell v. Zynga Inc., et al., No. 1:22-cv-02139 (S.D. N.Y.); Henninger v. Zynga Inc., et al. No. 3:22-cv-01694 (N.D. Cal.); Whitfield v. Zynga Inc., et al. No. 2:22-cv-01054 (E.D. Pa.); Baker v. Zynga Inc., et al. No. 1:22-cv-01514 (N.D. Cal.); LR Trust v. Zynga Inc., et al. No. 3:22-cv-01821-AGT (N.D. Cal.); Daks v. Zynga Inc., et al. No. 1:22-cv-02434 (S.D. N.Y.); Mercer v. Zynga Inc., et al. No. 1:22-cv-01691 (E.D. N.Y.); Bolyen v. Zynga Inc., et al. No. 1:22-cv-00393 (D. Del.); and Morano v. Zynga Inc., et al. No. 1:22-cv-03084 (S.D. N.Y.). The individual shareholder plaintiffs collectively allege violation of federal securities laws in connection with the Take-Two Interactive Software, Inc. Registration Statement on Form S-4 (the “Registration Statement”) filed with the Securities and Exchange Commission on March 11, 2022 and Zynga’s Definitive Proxy Statement filed on Schedule 14A with the SEC on April 7, 2022. Plaintiffs generally allege that Zynga defendants (including directors and officers of the company) violated the Securities and Exchange Act by causing a materially incomplete and misleading Registration Statement and Definitive Proxy Statement to be filed on March 11, 2022 and April 7, 2022, respectively, and disseminated to Company stockholders. Specifically, plaintiffs allege that the Registration Statement and Definitive Proxy Statement contain materially incomplete and misleading information concerning: the analyses performed by the Company’s financial advisor, Goldman Sachs & Co. LLC (“Goldman Sachs”) in support of its fairness opinion, the independence of certain Zynga directors, and Goldman Sachs’ relationship with Take-Two. In addition, on April 28, 2022, the shareholder plaintiff in the Morano action filed an amended complaint styled as a class action and also filed an application for a preliminary injunction.  The plaintiff withdrew their application on May 2, 2022. Zynga will defend itself vigorously in response to the complaints.

On May 2, 2022, IBM served Zynga and its subsidiary Chartboost, Inc. with a lawsuit alleging patent infringement in the District of Delaware federal court. Specifically, the complaint alleges Zynga’s infringement of United States Patent Nos. 7,072,849 (the "'849 patent"), 7,631,346, and 7,702,719; and Chartboost's infringement of the '849 patent and United States Patent No. 8,315,904. The Company is reviewing the complaint, and intends to assert a vigorous defense.

The Company intends to defend itself vigorously against all claims asserted. Except as disclosed above, at this time, the Company is unable to reasonably estimate the loss or range of loss, if any, arising from any of the above-referenced matters.  The Company is, at various times, also party to various other legal proceedings, claims and/or regulatory inquiries not previously discussed which arise in the ordinary course of business. In addition, the Company may receive notifications alleging infringement of patent or other intellectual property rights. Adverse results in any such litigation, legal proceedings or claims may include awards of substantial monetary damages, expensive legal fees, costly royalty or licensing agreements, or orders preventing us from offering certain games, features, or services, and may also result in changes in the Company’s business practices, which could result in additional costs or a loss of revenue and could otherwise harm the Company’s business. Although the results of such litigation cannot be predicted with certainty, the Company believes that the amount or range of reasonably possible losses related to such pending or threatened litigation will not have a material adverse effect on its business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

16. Proposed Merger with Take-Two

On January 9, 2022, the Company entered into an Agreement and Plan of Merger, as amended on March 10, 2022 (the “Merger Agreement”), with Take-Two, Zebra MS I, Inc. (“Merger Sub 1”) and Zebra MS II, Inc. (“Merger Sub 2”), two wholly owned subsidiaries of Take-Two. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub 1 will be merged with and into Zynga (the “Merger”) with Zynga continuing as the surviving corporation and a wholly owned subsidiary of Take-Two, and immediately following the Merger, the surviving corporation in the Merger will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving corporation (the “Subsequent Merger” and together with the Merger, the “Combination”). The Merger Agreement has been and may be amended from time to time by its parties in accordance with its terms by action taken or authorized by their respective boards of directors. The Combination is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

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

The Merger Agreement contains customary representations, warranties and covenants made by each of Zynga and Take-Two, including, among others, covenants by each of Zynga and Take-Two to (i) continue conducting its respective businesses in the ordinary course, consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Combination, (ii) not engage in certain specified kinds of transactions during that period and (iii) unless the Merger Agreement is validly terminated, hold a meeting of its stockholders to vote upon, in the case of Zynga’s stockholders, the approval and adoption of the Merger Agreement and the Combination, and, in the case of Take-Two’s stockholders, the approval of both the issuance of the Stock Consideration and the adoption of an amendment to Take-Two’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Take-Two Common Stock (the “Take-Two Charter Amendment”). Zynga and Take-Two have each called a special meeting of their respective stockholders to vote upon proposals to approve these and related matters, each to be held on May 19, 2022, at they may be adjourned or postponed in accordance with the terms of the Merger Agreement and applicable law.

Zynga and Take-Two have agreed that, commencing at 12:01 a.m. (New York time) on February 25, 2022 (following the conclusion of a “go-shop” period that expired on February 24, 2022, in the case of Zynga), and commencing upon the execution of the Merger Agreement (in the case of Take-Two), Zynga and Take-Two will be subject to “no-shop” restrictions and will not, subject to certain exceptions set forth in the Merger Agreement, (i) solicit or knowingly encourage inquiries or proposals relating to alternative acquisition transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information to third parties in connection with, alternative acquisition proposals. In addition, each of Zynga and Take-Two have agreed that, subject to certain exceptions, its board of directors will not withdraw its respective recommendations to their respective stockholders in favor of the approval and adoption of Merger Agreement and the Combination (in the case of Zynga), or the approval of the issuance of the Stock Consideration and the adoption of the Take-Two Charter Amendment (in the case of Take-Two).

The closing of the Combination is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement and the Combination by Zynga’s stockholders, (ii) the approval of the issuance of the Stock Consideration and the Take-Two Charter Amendment by Take-Two’s stockholders, (iii) the expiration or termination of applicable waiting periods under the Hart-

Scott-Rodino Antitrust Improvements Act of 1976 and clearance under the antitrust laws of certain non-United States jurisdictions, (iv) there having not occurred a material adverse effect on the other party, (v) the effectiveness of a registration statement on Form S-4 with respect to shares of Take-Two Common Stock to be issued in the Merger and (vi) other customary conditions. The applicable waiting period under the HSR Act expired at 11:59 p.m. Eastern Time on February 23, 2022 and all other required antitrust approvals have been obtained as of the date of this quarterly report. The registration statement on Form S-4 with respect to shares of Take-Two Common Stock to be issued in the Merger was declared effective on April 7, 2022.

Either Zynga or Take-Two may terminate the Merger Agreement if, among certain other circumstances, (i) the Combination has not become effective on or before January 9, 2023 or (ii) Zynga’s stockholders fail to approve and adopt the Merger Agreement and the Combination, or Take-Two’s stockholders fail to approve the issuance of the Stock Consideration and/or the adoption of the Take-Two Charter Amendment. Zynga may terminate the Merger Agreement in certain additional circumstances, including: (a) to allow Zynga to enter into a definitive agreement for an alternative business combination proposal that constitutes a “superior proposal” (as defined in the Merger Agreement), or (b) if Take-Two’s board of directors withdraws or adversely changes its recommendation to Take-Two’s stockholders in favor of the approval of the issuance of the Stock Consideration or the adoption of the Take-Two Charter Amendment. Take-Two may terminate the Merger Agreement in certain additional circumstances, including if Zynga’s board of directors withdraws or adversely changes its recommendation to Zynga’s stockholders in favor of the approval and adoption of the Merger Agreement and the Combination.

The Merger Agreement provides for the payment of a “termination fee” upon the termination of the Merger Agreement in specified circumstances, including if the Merger Agreement is terminated by either Take-Two or Zynga as a result of an adverse change in the recommendation of the other party’s board of directors. In the event that Zynga terminates the Merger Agreement following an adverse change in the recommendation of Take-Two’s board of directors, Take-Two would be required to pay to Zynga a termination fee of $550.0 million. In the event that Take-Two terminates the Merger Agreement following an adverse change in the recommendation of Zynga’s board of directors, Zynga would be required to pay to Take-Two a termination fee of $550.0 million. In addition, Zynga is required to pay to Take-Two a termination fee of $550 million if Zynga terminates the Merger Agreement to enter into a definitive agreement for an alternative acquisition proposal for Zynga that constitutes a “superior proposal.”   If the Merger Agreement is terminated because Zynga’s stockholders fail to approve the adoption of the Merger Agreement and the Combination, and Take-Two’s stockholders approve the issuance of the Stock Consideration and the adoption of the Take-Two Charter Amendment, Zynga will be required to pay Take-Two an expense reimbursement of $50.0 million. If the Merger Agreement is terminated because Take-Two’s stockholders fail to approve the issuance of the Stock Consideration and the adoption of the Take-Two Charter Amendment, and Zynga’s stockholders approve the adoption of the Merger Agreement and the Combination, Take-Two will be required to pay to Zynga an expense reimbursement of $50.0 million.

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

Overview

We are a global leader in interactive entertainment with approximately 209 million average mobile monthly active users (“MAUs”) in the first quarter of 2022. We develop, market and operate social games as live services played on mobile platforms (such as Apple’s iOS and Google’s Android), social networking platforms (such as Facebook and Snapchat), Personal Computers (“PCs”), consoles (such as Nintendo Switch) and other platforms. Generally, all of our games are free to play, and we generate substantially all of our revenue through the sale of in-game virtual items (“online game revenue”) and advertising services (“advertising revenue”). We also operate a mobile programmatic advertising and monetization platform.

We are a pioneer and innovator of social games and a leader in making “play” a core activity primarily on mobile devices and social networking sites. Our objective is to become the worldwide leader in play by connecting the world through games.

Consistent with our free-to-play business model, a small portion of our players have historically been payers. For example, in the first quarter of 2022, our average Mobile MUPs represented approximately 3.9% of our average Mobile MUUs – for more information about the uses, estimates and limitations of these and other operating metrics, please see “Key Operating Metrics” below. Because the opportunity for social interactions increases as the number of players increases, we believe that maintaining and growing our overall number of players, including the number of players who may not purchase virtual items, is important to the success of our business. As a result, we believe that the number of players who choose to purchase virtual items will continue to constitute a small portion of our overall players.

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

Proposed Merger with Take-Two

On January 9, 2022, the Company entered into the Merger Agreement with Take-Two, as amended on March 10, 2022, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, Zynga would become a wholly-owned subsidiary of Take-Two. The closing of the Combination is subject to certain customary closing conditions, including the approval of both parties' stockholders and required regulatory approvals.

For more information, see Note 16 – “Proposed Merger with Take-Two” in the notes to the consolidated financial statements included herein.

Advertising Monetization and User Acquisition

In April 2021, Apple released a version update of iOS 14.5 that requires its users (and presumably users of future iOS versions), on an app-by-app basis, to explicitly opt-in to the use of identifier-for-advertising, a device identifier assigned by Apple to each of its devices and used by advertisers to attribute app installs to advertising campaigns, target users through user acquisition and deliver targeted ads. While we believe that we have been able to observe certain trends, including a meaningful increase in the adoption of iOS 14.5 by users, we may not be able to determine the quantifiable impact specifically attributable to the Apple version update on our results of operations and financial performance for the three months ended March 31, 2022 and for future periods.

COVID-19 Update

We continue to remain focused on monitoring and assessing the COVID-19 pandemic including prioritizing the interests of our employees and players. As it relates to our employees, in mid-March 2020, our global workforce transitioned to remote working as we closed our offices, without any material disruption to our day-to-day operations. Certain of our global offices have begun to re-open in phased approaches, while we continue to assess the impact of the COVID-19 pandemic on the health and safety of our employees.

While we believe that we have been able to observe certain trends, we may not be able to determine the quantifiable impact specifically attributable to the COVID-19 pandemic on our results of operations and financial performance for the three months ended March 31, 2022 and for future periods. See further discussion below in Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q of the possible impact of the COVID-19 pandemic on our business.

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

In 2022, our business continued generating a significant percentage of revenue and bookings through mobile platforms. In the three months ended March 31, 2022, we estimate that 49% and 47% of our revenue and 49% and 47% of our bookings were generated on Apple and Google platforms, respectively, while in the same period of the prior year, we estimate that 51% and 45% of our revenue and 51% and 45% of our bookings were generated on Apple and Google platforms, respectively. This information is estimated because certain payment methods we accept and certain advertising networks do not allow us to determine the platform used.

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

Key Financial Metrics

Revenue and Bookings. Bookings is a non-GAAP financial measure that is equal to revenue recognized plus or minus the change in deferred revenue during the period and other adjustments (if applicable). We record the sale of virtual items (i.e. online game bookings) as deferred revenue and then recognize those bookings ratably over the estimated average playing period of payers or as the virtual items are consumed. Advertising sales consisting of certain branded virtual items and sponsorships are also initially recorded to deferred revenue and then these advertising bookings are recognized ratably over the estimated life of the branded virtual item, similar to online game revenue, or over the term of the advertising arrangement, depending on the nature of the agreement. Bookings is a fundamental top-line metric we use to manage our business, as we believe it is a useful indicator of the sales activity in a given period. Over the long-term, the factors impacting our revenue and bookings are generally the same. However, in the short term, there are various factors that may cause revenue to exceed or be less than bookings in any period.

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

The following table presents a reconciliation of total revenue to total bookings for each of the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Revenue to Bookings:
Revenue	$691.2	$680.3
Change in deferred revenue	3.7	39.2
Bookings	$694.9	$719.5

The following table presents a reconciliation of mobile revenue to mobile bookings for each of the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Mobile Revenue to Mobile Bookings:
Mobile revenue	$672.2	$660.7
Change in mobile deferred revenue	3.8	38.9
Mobile bookings	$676.0	$699.6

Limitations of Bookings

Key limitations of bookings are:

•

bookings do not reflect that we defer and recognize online game revenue and revenue from certain advertising transactions over the estimated average playing period of payers, the average life of branded virtual items, the term of the advertising arrangement or as virtual items are consumed, and also include other adjustments (if applicable); and

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

The table below shows average Mobile DAUs, Mobile MAUs, Mobile MUUs, Mobile MUPs and Mobile ABPU for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(users and payers in millions)
Average Mobile DAUs(1)	40	38
Average Mobile MAUs(1)	209	164
Average Mobile MUUs(2)	36	37
Average Mobile MUPs(2)	1.4	1.4
Mobile ABPU	$0.190	$0.202

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

Average Mobile DAUs and MAUs increased in the three months ended March 31, 2022 when compared to the same period of the prior year, primarily driven by contributions from Rollic, while average Mobile MUUs and average Mobile MUPs were relatively flat. Mobile ABPU decreased in the three months ended March 31, 2022 when compared to the same period of the prior year, due to an increase in average Mobile DAUs relative to a decrease in mobile bookings.

Other Metrics

Although our management primarily focuses on the operating metrics above, we also monitor periodic trends in paying players of our games. The table below shows average monthly unique mobile online game payer bookings, average Mobile MUPs and average monthly unique mobile online game payer bookings per average Mobile MUP for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Average monthly unique mobile online game payer bookings (in millions)(1)	$67	$74
Average Mobile MUPs (in millions)(2)	1.4	1.4
Average monthly unique mobile online game payer bookings per average Mobile MUP(3)	$47	$51

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

(2)

Excluded from average Mobile MUPs are players of our hyper-casual games (which includes the games acquired from Rollic), our mobile messenger games (prior to the third quarter of 2021), Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant, Peak an StarLark. These games are excluded to avoid potential double counting as our systems are unable to distinguish whether a player of these games is also a player of our other games during the applicable time periods.

(3)	Average monthly unique mobile online game payer bookings per average Mobile MUP is calculated by dividing average monthly unique mobile online game payer bookings by average Mobile MUPs.

Average monthly unique mobile online game payer bookings decreased in the three months ended March 31, 2022 compared to the same period of the prior year, primarily due to Harry Potter™: Puzzles & Spells and CSR Racing 2. Average monthly unique mobile online game payer bookings per average Mobile MUP decreased due to the decrease in average monthly unique mobile online game payer bookings.

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

Hiring and retaining key personnel. Our ability to compete depends in large part on our ability to hire and retain key talent and match that key talent to our current business needs. We are continually reviewing our hiring, learning and development and total rewards programs against best practices, with the goal of building and retaining world class teams. For further discussion on our human capital, refer to Part I, Item I “Business” included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Online game:
Mobile	$519.8	$538.7	(4)%
Other(1)	17.9	18.3	(2)%
Online game total	$537.7	$557.0	(3)%
Advertising and other:
Mobile	$152.4	$122.1	25%
Other(1)	1.1	1.2	(8)%
Advertising and other total	$153.5	$123.3	24%
Total revenue	$691.2	$680.3	2%

(1)	Includes web for online game and web advertising revenue and other revenue for advertising and other.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total revenue increased $10.9 million in the three months ended March 31, 2022 as compared to the same period of the prior year, while bookings decreased $24.6 million over the same period.

Mobile online game revenue and other online game revenue decreased $18.9 million and $0.4 million, respectively, in the three months ended March 31, 2022, as compared to the same period of the prior year, resulting in a total online game revenue decrease of $19.3 million.

The decrease in mobile online game revenue was primarily attributable to decreases in revenue from Merge Dragons!, Empires & Puzzles, Merge Magic! and CSR Racing 2 in the amounts of $16.1 million, $12.6 million, $12.0 million and $6.9 million, respectively, due to the overall decrease in bookings and audience metrics in the games. The overall decrease was partially offset by an increase in revenue from Harry Potter™: Puzzles & Spells in the amount of $15.7 million, due to higher amortization of prior period deferred revenue as the game launched in September 2020. The overall decrease was also partially offset by revenue from Golf Rival in the amount of $12.8 million, as the game was acquired in the fourth quarter of 2021.

In the three months ended March 31, 2022, we deferred recognition of $6.8 million of online game revenue due to changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods. In the three months ended March 31, 2021, we accelerated the recognition of $1.9 million of online game revenue from changes in our estimated average playing period of payers that required adjusting the recognition period of deferred revenue generated in prior periods.

The estimated weighted average playing period of payers was ten months for the three months ended March 31, 2022 and 2021.

In the three months ended March 31, 2022, Empires & Puzzles and Toon Blast were our top online revenue-generating games and comprised 20% and 17%, respectively, of our online game revenue for the period. In the three months ended March 31, 2021, Empires & Puzzles, Toon Blast and Merge Dragons! were our top online revenue-generating games and comprised 21%, 16% and 11%, respectively, of our online game revenue for the period. No other game generated more than 10% of online game revenue during either of these periods.

Mobile advertising revenue increased $30.3 million and other advertising and other revenue decreased $0.1 million in the three months ended March 31, 2022 as compared to the same period of the prior year, resulting in a net advertising and other increase of $30.2 million.

The increase in mobile advertising revenue was primarily due to an increase in mobile in-game offers, engagement advertisements and other revenue in the amount of $15.3 million, primarily driven by Rollic, as well as due to contribution from Golf Rival, which was acquired in the fourth quarter of 2021. The increase was further supplemented by an increase in mobile in-game display advertising revenue in the amount of $15.0 million, primarily driven by Rollic and contribution from Chartboost, which was acquired in the third quarter of 2021, partially offset by a decline from our Words with Friends game.

International revenue as a percentage of total revenue was 39% in the three months ended March 31, 2022 and 2021.

Cost of revenue

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Cost of revenue	$252.2	$260.7	(3)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Cost of revenue decreased $8.5 million in the three months ended March 31, 2022 compared to the same period of the prior year. The decrease was primarily attributable to a decrease of $21.4 million in payment processing fees from decreased online game bookings, partially offset by an increase of $13.3 million from the amortization of intangible assets, which was largely driven by our acquisitions of StarLark and Chartboost in the fourth and third quarters of 2021, respectively.

Research and development

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Research and development	$112.4	$140.7	(20)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Research and development expenses decreased $28.3 million in the three months ended March 31, 2022 compared to the same period of the prior year. The decrease was primarily attributable to a $59.0 million net decrease in collective expense related to contingent consideration fair value adjustments, primarily associated with our Small Giant obligation. The decrease was partially offset by an $11.9 million loss on a forward contract entered into to mitigate foreign currency risk associated with our first quarter 2022 Small Giant contingent consideration payment, a $10.1 million increase in headcount-related expenses and a $6.6 million increase in stock-based compensation expense.

Sales and marketing

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Sales and marketing	$251.1	$248.7	1%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Sales and marketing expenses increased $2.4 million in the three months ended March 31, 2022 compared to the same period of the prior year. The increase was primarily attributable to an increase of $3.7 million in headcount-related expenses.

General and administrative

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
General and administrative	$60.5	$35.7	69%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

General and administrative expenses increased $24.8 million in the three months ended March 31, 2022 compared to the same period of the prior year. The increase was primarily attributable to increases of $12.0 million associated with agreed upon settlement related to the Washington player complaint, $9.5 million in acquisition-related transaction costs and $3.6 million in headcount-related expenses.

For further discussion on the Washington player complaint, see the section titled “Legal Matters” included in Note 15 —“Commitments and Contingencies” in Part I, Item I “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Interest income

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Interest income	$0.9	$1.7	(47)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Interest income decreased $0.8 million in the three months ended March 31, 2022 compared to the same period of the prior year. The decrease was primarily attributable to a lower average amount invested when compared to the prior period.

Interest expense

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Interest expense	$3.1	$14.7	(79)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Interest expense decreased $11.6 million in the three months ended March 31, 2022 compared to the same period of the prior year. The decrease was primarily attributable to a decrease in non-cash interest expense related to the convertible notes due 2026 and 2024, as a result of the adoption of ASU 2020-06 on January 1, 2022.

For further discussion on ASU 2020-06, see the section titled “Recent Accounting Pronouncements” included in Note 1 — “Overview and Summary of Significant Accounting Policies” in Part I, Item I “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Other income (expense), net

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Other income (expense), net	$(15.7)	$8.9	NM

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Other income (expense), net decreased $24.6 million in the three months ended March 31, 2022 compared to the same period of the prior year. The decrease was primarily attributable to a net increase of $17.1 million in net foreign exchange transaction losses, primarily associated with foreign currency fluctuations, namely the depreciation of the Turkish Lira compared to the U.S. Dollar. The decrease was further supplemented by a net loss of $8.9 million associated with non-designated hedging foreign currency forward contract derivatives.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2022	2021	% Change
	(dollars in millions)
Provision for (benefit from) income taxes	$21.6	$13.4	61%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The provision for income taxes increased $8.2 million in the three months ended March 31, 2022 compared to the same period of the prior year. The increase was primarily driven by current tax expense associated with our Peak subsidiary, namely driven by appreciation of the U.S. Dollar compared to the Turkish Lira.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
	(in millions)
Consolidated Statements of Cash Flows Data:
Acquisition of property and equipment	$(10.3)	$(1.7)
Depreciation and amortization	69.2	56.5
Cash flows provided by (used in) operating activities	(202.7)	(163.7)
Cash flows provided by (used in) investing activities	(7.7)	(475.8)
Cash flows provided by (used in) financing activities	(55.0)	(23.7)

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

As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and short investments of $0.8 billion and $1.2 billion, respectively, which generally consisted of cash, money market funds, corporate debt securities, mutual funds and foreign certificates of deposit and time deposits.

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

Hedging Instruments

In July 2021, we started executing monthly forward contract derivatives designed to mitigate foreign currency exposures associated with two intercompany loans. We expect the derivatives to offset future foreign exchange transaction gains (losses) related to these intercompany loans. Further, in February 2022, we executed a forward contract derivative designed to mitigate foreign currency exposures associated with our first quarter 2022 Small Giant contingent consideration payment.

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

As of March 31, 2022, the conditions allowing holders of the 2026 Notes or 2024 Notes to convert their respective series of the 2026 Notes and 2024 Notes have not been met and therefore both the 2026 Notes and 2024 Notes are not yet convertible.

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

As of March 31, 2022, we had no amounts outstanding under the 2020 Credit Agreement.

The 2020 Credit Agreement also requires compliance with certain covenants, all of which the Company was in compliance with as of March 31, 2022. Specifically, we are subject to the following financial covenants (certain terms used and described below are as defined and described in the 2020 Credit Agreement):

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

Share Repurchases

In April 2018, we authorized the 2018 Share Repurchase Program for up to $200.0 million of our outstanding Class A common stock. The 2018 Share Repurchase Program remained in effect until April 2022. During the three months ended March 31, 2022, no share repurchases were made and as of March 31, 2022, we had $173.8 million remaining under the 2018 Share Repurchase Program.

Operating Activities

After our net loss of $24.5 million is adjusted to exclude certain non-cash items, operating activities used $202.7 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2022. Significant non-cash, cash equivalent or restricted cash items included depreciation and amortization of $69.2 million and stock-based compensation expense of $45.0 million. Further, the non-cash benefit associated with our contingent consideration obligations drove a $25.6 million decrease in our operating liabilities during the three months ended March 31, 2022.

The change in our operating assets and liabilities during the three months ended March 31, 2022 – excluding the impact from the aforementioned decrease in our contingent consideration obligations – resulted in a $289.6 million outflow of cash, cash equivalents and restricted cash, primarily due to the portion of the total acquisition-related contingent consideration payments to the former owners of Small Giant and Rollic included in operating activities in the amounts of $199.8 million and $8.2 million, respectively. The outflow was further supplemented by an outflow of $46.3 million from accounts payable, which was primarily driven by the timing of cash payments, payment of bonuses related to 2021 company performance, an outflow of $30.0 million from income taxes payable and an outflow of $19.2 million from prepaid and other assets.

Investing Activities

Investing activities used $7.7 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2022. The primary outflow of cash, cash equivalents and restricted cash associated with investing activities was $120.0 million of escrow release related to our Peak acquisition, $19.5 million of derivative settlement payments, $12.6 million of business combination related payments and $10.3 million of capital expenditures, primarily related to leasehold improvements, partially offset by $156.6 million of investment maturities and sales, net of purchases.

Financing Activities

Financing activities used $55.0 million of cash, cash equivalents and restricted cash during the three months ended March 31, 2022. The primary outflow of cash, cash equivalents and restricted cash associated with financing activities relates to the portion of the total acquisition-related contingent consideration payments to the former owners of Rollic and Small Giant included in financing activities in the amount of $31.8 million and $24.8 million, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three months ended March 31, 2022.

Contractual Obligations (1)

	Operating Leases	Licensor and Marketing	Other	Total
Year ending December 31:	(in millions)
Remaining 2022	$10.3	$11.0	$49.2	$70.5
2023	24.3	10.4	51.7	86.4
2024	22.0	—	36.9	58.9
2025	17.6	15.0	—	32.6
2026	17.6	5.0	—	22.6
2027	18.2	—	—	18.2
Thereafter	71.5	—	—	71.5
Total	$181.5	$41.4	$137.8	$360.7

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

Other Commitments

Other commitments primarily include costs for hosting of data systems and other services. Excluded from other commitments is our uncertain income tax position liability of $22.3 million, which includes interest and penalties, as the Company cannot make a reasonably reliable estimate of the period of cash settlement.

Contingent Consideration Obligations

Under the terms of the Creasaur, Forgerhero and Zero Sum acquisitions by Rollic, contingent consideration may be payable based on the achievement of future bookings targets during each annual period following the respective acquisition date for a total of three years, with no maximum limit as to the contingent consideration achievable. The estimated fair value of the collective contingent consideration obligations was $7.3 million as of March 31, 2022, of which $1.3 million was a current liability collectively across all three obligations.

With respect to the Small Giant and Rollic contingent consideration obligations, the Company made its final payments under both obligations during the first quarter of 2022, with payments of $224.6 million and $40.0 million, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2021. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition
•	Income taxes
•	Business combinations, including subsequent remeasurement of contingent consideration obligations
•	Licenses and royalties
•	Impairment related to real estate assets

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the three months ended March 31, 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. However, should financial market conditions worsen in the future, including any potential impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns, although we continue to believe that our current investment strategy has a low risk of future material impairment.

Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 for a more complete discussion on the market risks we encounter, as well as Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have marked with an asterisk (*) those risks described below that reflect changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year-ended December 31, 2021.

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

As a result of the COVID-19 pandemic, we have temporarily closed Zynga offices around the world (including our corporate headquarters in San Francisco, California) and implemented travel restrictions. Towards the end of the first quarter of 2020, we implemented a remote working program across our global studios and supporting locations, and we engaged with significant vendors (such as Amazon), platform providers (such as Apple and Google), advertising partners (such as Google and Meta Platforms) and other business partners to understand their operating conditions and continue to evaluate our business continuity plans. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic, including any potential future waves of the COVID-19 pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic; the availability and cost to access the capital markets; the effect on our players and their willingness and ability to pay for our games and services; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and gaming infrastructure and partners, including impacts on Amazon Web Services, mobile application platform providers, advertising partners and customer service and support providers. During the COVID-19 pandemic, we may not be able to provide the same level of product features and customer support that our players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including dealing with the prolonged duration of remote working environments, adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare, and caring for themselves, family members or other dependents who are or may become ill. If we seek to access the capital markets or increase our borrowing, there can be no assurance that financing and credit may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners and stockholders.

The COVID-19 pandemic and resulting social distancing, shelter-in-place and similar restrictions led to increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The effects of the COVID-19 pandemic on society and player behavior are highly uncertain. For example, primarily during the second quarter of 2020, we saw increased player engagement from current, lapsed and new players in our games relative to our quarterly forecast and historic trends. Since then, audience levels have started to return to levels more consistent with prior periods, while player engagement and monetization remain strong. These changes in player activity may not be indicative of our financial and operating results in future periods. Furthermore, there is no assurance that player behavior will not further decrease, including below historic levels, as the full impacts of the pandemic on society and the global economy become more clear. In 2021 and in the first quarter of 2022, we saw the return of shelter-in-place and curfew mandates in certain geographies and other efforts to combat the ongoing pandemic, and there is no certainty how these developments may affect our operations and player behavior.

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

In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market our games to existing and new players;
•	achieve benefits from our player acquisition costs;
•	achieve organic growth and gain customer interest in our games through free or more efficient channels;
•	adapt to changing player preferences;
•	adapt to new technologies and feature sets for mobile and other devices;
•	expand and enhance games after their initial release;
•	attract, retain and motivate talented and experienced game designers, product managers and engineers;
•	partner with mobile platforms and obtain featuring opportunities;
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

Competition in the entertainment industry, especially the mobile gaming segment, is intense and subject to rapid changes, including changes from evolving consumer preferences and emerging technologies. Many new games are introduced in each major industry segment (mobile, PC and console), but only a relatively small number of titles account for a significant portion of total revenue in each segment. Our competitors that develop mobile games vary in size and include companies such as Activision Blizzard, AppLovin, Aristocrat, DoubleU, Electronic Arts, Epic Games, ironSource, Moon Active, NetEase, Netmarble, Niantic, Nintendo, Playrix, Playtika, SciPlay, Scopely, Take-Two Interactive Software, Tencent, Ubisoft, Voodoo SAS and others. As we expand our global operations and gaming offerings, we increasingly face competition from online game developers and distributors who have primarily focused on specific international markets, such as NetEase, Netmarble and Tencent in Asia, and high-profile companies with significant online presences with new and expanded gaming offerings, such as Apple, Google, Microsoft and Snap. In addition, other large companies that to date have not actively focused on mobile and social games, such as Amazon and Meta Platforms, may decide to develop mobile and social games or partner with other developers. Some of these current and potential competitors have significant resources for developing or acquiring additional games, may be able to incorporate their own strong brands and assets into their games, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact our industry. Furthermore, with our acquisition of Chartboost, Inc. (“Chartboost”), our competitors also include mobile monetization and advertising platforms.

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

We have acquired games, businesses, personnel and technologies in the past, and we intend to continue to evaluate and pursue acquisitions and strategic investments. For example, in the second quarter of 2018, we acquired Gram Games Teknoloji A.S. (“Gram Games”), in early 2019, we acquired Small Giant Games Oy (“Small Giant”), in July 2020, we acquired Peak Oyun Yazılım ve Pazarlama Anonim Şirketi (“Peak”) after having purchased its casual card game division in the fourth quarter of 2017, in October 2020 we acquired Rollic Games Oyun Yazılım ve Pazarlama Anonim Şirketi (“Rollic”), in August 2021 we acquired Chartboost and in October 2021 we acquired the game studio Beijing StarLark Technology Co., Ltd. (“StarLark”) along with the Golf Rival franchise. Each of these acquisitions requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our financial condition and results of operations could be materially harmed.

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

Compared to all players who play our games in any period, only a small portion are paying players. For the first quarter of 2022, we had approximately 1.4 million average Mobile MUPs (excluding players of our mobile messenger games (prior to the third quarter of 2021), our hyper-casual games which includes the games acquired from Rollic, Puzzle Combat, Merge Magic!, and games acquired from Gram Games, Small Giant, Peak and StarLark), who represented approximately 3.9% of our average Mobile MUUs. In order to sustain and grow our revenue levels, we must attract, retain and increase the number of paying players or more effectively monetize our players through advertising and other strategies. To retain players, we must devote significant resources so that the games they play retain their interest and attract them to our other games. We might not succeed in our efforts to increase the monetization rates of our users, particularly if we are unable to retain our paying players. If we fail to grow or sustain the number of our paying players, if the rates at which we attract and retain paying players declines, (whether due to financial hardship as a result of an economic downturn, such as the disruption caused by the COVID-19 pandemic, or for any other reason), or if the average amount our players pay declines, our business may not grow and our financial results will suffer.

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

The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and continually introducing compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. As of March 31, 2022, we had an accumulated deficit of $2.4 billion.

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

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees while working remotely presents our teams with new challenges. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of March 31, 2022, approximately 34% of our employees had been with us for less than one year and approximately 52% for less than two years. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we have devoted, and will continue to devote, increased efforts to maintaining the collaborative culture of Zynga, including through the use of videoconferencing and other online communication and sharing tools, and each of our global studios and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees. As we evaluate options for the post-pandemic re-opening of our offices, we face uncertainty as to what our future workplace will look like and our ability to hire, motivate and retain our employees, as we strive to balance the health and safety of our employees with our employees’ preferences for collaboration and flexible work arrangements, while also maintaining efficient work streams, employee morale, and company culture.

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

•	utilizing, protecting, defending and enforcing our intellectual property rights;
•	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;
•	implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;
•	compliance with anti-bribery laws, including the Foreign Corrupt Practices Act;
•	credit risk and higher levels of payment fraud;
•	currency exchange rate fluctuations;
•	protectionist laws and business practices that favor local businesses in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•	political, economic and social instability, including hostilities and acts of war, and their potential impacts to our business and that of our global business partners and supply chains;
•	public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;
•	higher costs associated with doing business internationally;
•	export or import regulations; and
•	trade and tariff restrictions.

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

Our principal offices are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, acts of war, contagious disease outbreak (such as the COVID-19 pandemic) and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.

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

We derive a significant portion of our revenues though advertisements and offers we serve to players. We need to maintain good relationships with advertisers to provide us with a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Google and Meta Platforms, invest significantly in data analytics to make their websites and platforms more attractive to advertisers.  In order for our advertising business to continue to succeed, we need to continue to demonstrate the reach of our player network and success of our advertising partners.  If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term. Furthermore, our Chartboost subsidiary derives its revenue from business clients, many of which are mobile game publishers, who use Chartboost’s programmatic mobile advertising and monetization platform. Such clients often engage with several mobile advertising platforms and networks concurrently, thus Chartboost’s business faces significant competition.

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

In addition, we store sensitive information, including personal information about our employees, and our games involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Amazon, Apple, Google, Meta Platforms and Microsoft. We are subject to global laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. These laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction. The costs of compliance with these laws, including, among others, the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income and non-income based taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, changed research or experimental expenditure capitalization rules starting in 2022, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings.

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

(*) We may have exposure to greater than anticipated tax liabilities.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between March 31, 2021 and March 31, 2022 , the trading price of our Class A common stock ranged from a low of $5.57 per share to a high of $11.37 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this filing, factors that may cause volatility in our share price include:

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

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	the activities, public announcements and financial performance of our commercial partners, such as Apple, Amazon, Google and Meta Platforms;
•	fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our Class A common stock that are issued and outstanding;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic and market conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

The following table represents our stock repurchase activity during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value That May Yet Be Purchased Under the Program(1)
January 1 - January 31, 2022	—	$—	—	$173,847,972
February 1 - February 28, 2022	—	$—	—	$173,847,972
March 1 - March 31, 2022	—	$—	—	$173,847,972
Total	—	$—	—

(1)

In April 2018, our Board of Directors authorized the 2018 Share Repurchase Program, which authorizes us to repurchase up to $200 million of our outstanding Class A common stock. The 2018 Share Repurchase Program remained in effect until April 2022.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	First Amendment to the Agreement and Plan of Merger, dated as of March 10. 2022, by and among Take-Two Interactive Software, Inc., Zynga Inc., Zebra MS I, Inc., and Zebra MS II, Inc.					X

31.1	Certification of the Chief Executive Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Zynga Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1•	Certification of the Chief Executive Officer and Chief Financial Officer of Zynga Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Francisco, State of California, on May 9, 2022.

ZYNGA INC.

By: /s/ Frank Gibeau
Frank Gibeau
Chief Executive Officer
(On behalf of Registrant)

By: /s/ James Gerard Griffin
James Gerard Griffin
Chief Financial Officer
(On behalf of Registrant)

By: /s/ Amy M. Rawlings
Amy M. Rawlings
Chief Accounting Officer
(On behalf of Registrant)